Form 10-K
period 1995-01-28
HARVEY GROUP INC
filed 1995-05-12
CIK 46043

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                             FORM 10 K

          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 28, 1995   Commission
                                              file number 1-4626

                  THE HARVEY GROUP INC.
(Exact name of registrant as specified in its charter)

  New York                                   13-1534671
(State of other jurisdiction of          (I.R.S. employer
incorporation or organization)          Identification No.)

600 Secaucus Road, Secaucus, New Jersey           07094
(Address of principal executive office)        (Zip Code)

Registrant s telephone number, including area code  201 865 3418

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
Title of each class                           on which registered

Common Stock, par value $1 per share          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (SECTION229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10 K or any amendment to this Form 10 K  [x]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 8, 1995: common stock, $1 par value $686,709.

The number of shares outstanding of the registrant s $1 par value common stock, as of May 8, 1995 was 3,164,887 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be prepared in connection with the 1995 annual meeting of shareholders scheduled to be held on or about June 28, 1995 are incorporated by reference into Part I and Part III.

PART I

ITEM 1. BUSINESS

RETAIL ELECTRONICS

The Company, through its Retail Electronics Business, Harvey Electronics ( Harvey Electronics ), is engaged in the retail sale, service and custom installation of high quality home audio and video equipment. This equipment includes high fidelity components and systems, video cassette recorders, camcorders, direct view and projection TV sets, digital satellite systems, cellular and conventional phones, fax machines as well as accessories for this equipment.

The Company maintains strong relationships with many of the finest consumer electronics manufacturers in the world. Audio and video products and custom installation account for virtually all of Harvey Electronics business. The Company targets upscale shoppers who base their purchase decisions on quality, features and reliability along with value.

Prior to fiscal 1990, the Company operated 3 stores (Midtown Manhattan, New York, White Plains, New York, Paramus, New Jersey). In May of 1989, the Company purchased the assets of the Audio Exchange Company and began operating its two existing stores (Westbury, New York and Greenwich Village, New York) under the Harvey Electronics name. In March of 1990, the Company opened an outlet store in Secaucus, New Jersey. In fiscal 1994, the Company opened a retail store located within ABC Carpet and Home, a New York City based specialty retailer of high quality home furnishings and carpeting. In fiscal 1995 the Company opened a new retail store located on prestigious 57th Street in Manhattan, bringing the total stores operated by the Company to eight. In February 1990, Harvey Electronics administrative offices and main warehouse facility were relocated from New York City to Secaucus, New Jersey. In fiscal 1993, the Corporate offices were also relocated to Secaucus, New Jersey from Roslyn Heights, New York.

The business is seasonal, with greater sales and income being achieved in the fourth quarter of the fiscal year.

EMPLOYEES

The Company employs approximately 110 full-time employees. Approximately 65 hourly employees are covered by one labor union contract expiring on July 31, 1996. Employee relations are considered to be good and there have been no work stoppages in the history of the Company. The Company is an Equal Opportunity Employer.

COMPETITION

Harvey Electronics competes in the Metropolitan New York area with department stores, mail order houses, discount stores and numerous other electronic specialty stores. Many of such competitors sell other lines of merchandise and many have substantially larger total sales and greater total financial resources. Management believes that Harvey Electronics competes on the basis of the high quality of the national brands of audio and video products which it carries and on its ability to give customers personalized service, quality home or office installation and extensive product knowledge.

DISCONTINUED OPERATIONS

On March 31, 1992, the Company completed the sale of certain assets and the business of its food brokerage division, The Boerner Company ("Boerner Division"), to Merkert Enterprises, Inc., a Massachusetts corporation ("Merkert"). Pursuant to the terms of the Asset Purchase Agreement (the "Agreement"), dated as of January 17, 1992, and amended as of January 23, 1992, the Company sold certain tangible and intangible assets and the business of the Boerner Division, agreed not to compete with Merkert in the food brokerage business and also agreed to provide certain consulting services to Merkert.

Pursuant to the Agreement, the purchase price was unsecured and the Company was to receive an aggregate consideration, payable by Merkert over five and one-quarter years, equal to approximately $7,237,000 (which amount includes interest payments, at 12.5% per annum, and payment of $1,037,000 for substantially all of the fixed assets of the Boerner Division, which amount was received by the Company on April 1, 1992). However, the purchase price was subject to adjustment for, among other things, modification, resignation or termination by existing principals of the Boerner Division (including the failure of principals to appoint Merkert as food broker) during the one year period following the closing of the transaction. During the period ending March 31, 1993, the Boerner Division experienced the resignation of certain principals decreasing the aggregate purchase price to be received by $610,951. As a result, the present value of the aforementioned purchase price was reduced, and $238,955 was charged to loss on Disposal of Discontinued Operations during fiscal 1993.

In conjunction with the successful refinancing effort completed on May 2, 1994, (see Notes 2 and 4 to the consolidated financial statements) the Company agreed to the discounting and prepayment of certain remaining scheduled payments due from Merkert. At closing, the Company received $2,150,000 from Merkert, of which $2,100,000 was used to substantially reduce the amount due to National Westminster Bank USA (the Bank ) (from $2,600,000 to $500,000). As a result of the discounting and prepayment agreement with Merkert, the Company recorded a provision to continuing operations of $320,266 at January 29, 1994.

In accordance with the prepayment agreement, the remaining installments to be received from Merkert, are as follows:

FISCAL     INSTALLMENT
 YEAR        DATE         PAYMENT    INTEREST   PRINCIPAL

   1996     1/1/96        $100,000    $12,901    $87,099

   1997     1/1/97          74,000      5,670     68,330
   Totals                 $174,000    $18,571   $155,429

Such remaining installments will be used to pay outstanding obligations under a lease termination agreement (see Note 8 to the consolidated financial statements).

Merkert generally did not assume any of the liabilities of the Company relating to the Boerner Division except for certain motor vehicle leases, equipment leases and service contracts. The Company has agreed to indemnify Merkert against any loss, damage or expense arising out of any liability or any tax of the Company in respect of the Boerner Division which was not expressly assumed by Merkert pursuant to the terms of the Agreement.

In accordance with the Agreement, therefore, the Company retained all remaining liabilities pertaining to the Boerner Division. In particular, the Company agreed to retain the obligation to pay a consultant $21,133 per quarter for consulting services provided with respect to certain principals of Boerner. The agreement with such consultant commenced on February 2, 1991 and will terminate according to its terms on November 2, 1995.

EXISTING CREDIT ARRANGEMENTS

On May 2, 1994 the Company successfully completed a refinancing which included the prepayment and discounting of the receivable due from Merkert (see Note 2 to the consolidated financial statements). At closing, the Company received $2,150,000 from Merkert of which $2,100,000 was used to substantially reduce the amount due to the Bank (from $2,600,000 to $500,000). The remaining $500,000 obligation, due to the Bank was converted to a two year term loan bearing interest at the Bank s prime rate plus 5% per annum and the existing credit facility with the Bank was cancelled.

The Bank and InterEquity Capital Partners L.P. ( I.E.C.P. ), an entity which has provided term loans to the Company (see Note 4 to the consolidated financial statements), have entered into an intercreditor agreement whereby both will share equally in a subordinated second position to the Company s new lender, Congress Financial Corporation ( Congress ). The term loan with the Bank also provides for rights of acceleration upon the occurrence of certain customary events of default and includes restrictive covenants similar to those existing with the term loans from I.E.C.P.

Pursuant to the refinancing effort, the Company entered into a three year revolving line of credit facility with Congress, dated May 2, 1994 whereby the Company may borrow up to $3,000,000, based upon a lending formula (as defined) calculated on eligible inventory. The interest rate per annum on this credit facility is 2% over the prime rate of Philadelphia National Bank. An unused line fee of one quarter of one percent per annum and prescribed early termination fees also exist under the line of credit.

Congress has a senior security interest in all of the Company s assets and assets of its subsidiary and the stock of its subsidiary. The line of credit facility provides Congress with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is also restricted from paying dividends, retiring or repurchasing its common stock and entering into additional indebtedness. As described above, an intercreditor agreement exists between Congress, and the subordinated lenders, I.E.C.P. and the Bank.

At closing, $200,000 was required to be placed in escrow in a certificate of deposit as additional collateral for Congress.

PROPOSED PRIVATE PLACEMENT AND RELATED RESTRUCTURING OF CERTAIN
DEBT

As a result of continued losses and negative cash flows from operations, on March 13, 1995 the Company announced that it would seek to raise up to $4,200,000, prior to the payment of fees and expenses, of new equity with the issuance of up to 12,000,000 shares of common stock pursuant to the terms of a Placement Agreement (the Placement ) entered into between the Company and Janssen-Meyers Associates, L.P. ( Janssen-Meyers ). The Placement will be on a best efforts all or none basis for 7,500,000 shares and on a  best efforts basis  as to an additional
4,500,000 shares. It is anticipated that the price per common share to be sold in the Placement will be between $.35 and $.38 (the market value of the Company's common stock on May 8, 1995 is below such amounts). In connection with the Placement, the Company will issue to Janssen-Meyers, seven-year warrants to acquire up to 2,750,000 shares of the Company s common stock at an exercise price of 120% of the price that the shares are sold in the Placement.

The Company also entered into a letter agreement with Capital
Vision Group, Inc. ("CVG") pursuant to which the Company has agreed, among other things, to retain CVG as its financial and business advisor upon completion of the Placement. As compensation for CVG's services, the Company agreed, contingent upon and following the completion of the Placement, to pay CVG a cash fee equal to $6,000 per month and to grant CVG seven-year warrants to purchase
5,000,000 shares of common stock at an exercise price of $.50 per share.

The proposed Placement is subject to certain conditions including shareholder approval and the restructuring of certain existing subordinated convertible and nonconvertible debentures. This restructuring will require that such debentures (aggregating $1,057,405) either (1) convert to common stock of the Company at an exchange rate equal to the price that shares of common stock are sold in the Placement or (2) exchange such debentures for a new series of convertible subordinated debentures bearing an interest rate of 11% per annum, maturing on July 1, 2000 and convertible into shares of common stock at a conversion price of $1.15 per share.

In conjunction with the approval of the Placement, and as a condition of the Placement, the shareholders will also be required to approve an Amendment to the Company s Restated Certificate of Incorporation, which will increase the amount of authorized common stock from 5,000,000 shares to 50,000,000 shares, reduce the par value of the common stock from $1.00 per share to $.01 per share and increase the authorized preferred stock from 100,000 shares to 2,500,000 shares.

As soon as practicable following the successful completion of the Placement, and subject to shareholders approval, the Company will effect a reverse stock split whereby each four shares of common stock will be combined into one share of common stock. The amended par value will remain at $.01 per share. The Company shall have the option of paying cash in lieu of fractional shares resulting from the reverse stock split or rounding up fractional shares to the nearest whole number of shares.

Following the closing of the Placement, the Board of Directors will fix the number of directors at not less than five and not more than nine. In accordance with the letter agreement entered into between the Company and CVG, the members of the Company s Board of Directors must be reasonably satisfactory to CVG.

Proceeds from the proposed Placement, after related expenses, will be used: (1) to reduce trade accounts payable, (2) to reduce amounts outstanding under the revolving line of credit facility and (3) as additional working capital, as deemed appropriate by the Company (see Note 11 to the consolidated financial statements).

ITEM 2. PROPERTIES

All of the premises which the Company occupies are leased.  The
Company's facilities are adequate and suitable for its business as such business is presently conducted. Information with respect to the Company's leased premises is as follows:

                             APPROXIMATE
                               SELLING
                               SQUARE       PRINCIPAL          ANNUAL
  LOCATION          TERM       FOOTAGE      OPERATION           RENT

 600 Secaucus Road Leased                   Retail offices,
 Secaucus,         through                  warehouse
 New Jersey        12/31/1999  27,000       facility
                                            and outlet store   $180,000

 2 West 45th Street Leased
 New York,          through
 New York           6/30/2005   7,500       Retail store       $498,000

 556 Route 17 North Leased
 Paramus,           through
 New Jersey         6/30/2003   7,000       Retail store       $238,000

 485 Old Country Rd Leased
 Westbury,          through
 New York           12/31/1996  3,000       Retail store       $148,000

 236 East Post Road Leased
 White Plains,      through
 New York           2/28/1996   6,000       Retail store       $63,000

 Within ABC         Leased
 Carpet and Home    through
 888 Broadway and   9/4/1998    4,000       Retail store       $150,000
 19th Street                                                   minimum
 New York, New York                                            per annum

 119 West 57th St.  Leased
 New York, New York through
 10019              8/14/2004  3,300        Retail store       $275,000

 28 West 8th Street Month
 New York,          to                                         $5,500
 New York           Month         750       Retail store       per month

In addition, the Company had leased premises for the Boerner Division offices in Roslyn Heights, New York. Lease commitments remaining under this lease through March 31, 1999 approximated $6,000,000. In connection with the sale of the Boerner Division, the Company had entered into a sublease arrangement with Merkert for this facility.

On July 8, 1992, the Company entered into termination agreements with the landlord and Merkert relating to the original prime lease and sublease as noted above. Pursuant to the agreement with the landlord, the Company was released from all obligations under the prime lease in exchange for consideration approximating $885,000 (including $79,000 for legal, commission and administrative fees which were paid in July 1992). Prepaid rent and a security deposit aggregating $137,000 were used to partially satisfy the above noted consideration. Approximately $345,000 of the above mentioned consideration has been paid by the Company through January 28, 1995. The remaining consideration of $324,000 is to be paid over a period of time annually as follows: $115,000 annually on January 1, 1996 and January 1, 1997 and $94,000 on January 1, 1998. In conjunction with the termination agreements and with the consent of the Bank, all remaining amounts due from Merkert have been assigned to the landlord. The Company's corporate offices, which were also located in Roslyn Heights, New York have been relocated to Secaucus, New Jersey, the headquarters of Harvey Electronics.

ITEM 3. LEGAL PROCEEDINGS

The Company or its subsidiaries are defendants in certain legal actions which arose in the normal course of business, the outcome of which, in the opinion of management, will not have a material effect on the Company's financial position or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the last quarter of the period covered by this report.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock is traded on the American Stock
Exchange (ticker symbol HRA). The approximate number of record holders of the Company's Common Stock at January 28, 1995 was
900.

The Company is currently not in compliance with the financial guidelines for continued listing on the American Stock Exchange and there can be no assurances that the listing will be continued (see Note 11 to the consolidated financial statements regarding the proposed Placement).

The following table indicates the quarterly high and low stock prices for the last two fiscal years:

  QUARTER                   1995         QUARTER                1994
   ENDED               FIFTH     LOW     ENDED             HIGH       LOW

April 30, 1994          3/4      3/8     May 1, 1993       1 1/8      7/16
July 30, 1994           1/2      5/16    July 31, 1993     1 1/16     1/2
October 29, 1994        1/2      5/16    October 30, 1993  13/16      1/2
January 28, 1995        1/2      5/16    January 29, 1994  15/16      5/16

The Company has paid no dividends on its Common Stock for the last two years. The Company's revolving line of credit facility, term loans, subordinated debentures and convertible subordinated debentures contain certain restrictions on the payment of dividends.


ITEM 6.  SELECTED FINANCIAL DATA

                      52 Weeks           52 Weeks            52 Weeks           52 Weeks       53 Weeks
                        Ended             Ended               Ended              Ended           Ended
                      January 28,       January 29,         January 30,         February 1,    February 2,
                      1995              1994                1993                1992           1991
Selected data from
Statements
of Operations
Revenues              $23,048,059 (1)   $21,847,523 (1)     $24,828,319 (1)     $28,085,911    $25,619,441
Interest expense          468,450           469,566 (3)         546,668 (3)         350,884        426,680
(Loss) from continuing
  operations             (906,442)       (1,733,110)(2)        (298,349)         (2,785,147)(4)   (863,134) (4)(5)
(Loss) from discontinued
  operations                  -                  -             (259,390)         (3,685,527)      (894,144)
Net (loss)               (906,442)       (1,733,110)           (557,739)         (6,470,674)    (1,757,278)
Net (loss) per share of
 common stock (6):
   (Loss) from continuing
    operations               (.29)             (.55)              (.11)               (1.19)          (.37)
   (Loss) from discontinued
    operations                  -                -                (.09)               (1.58)          (.39)
    Net (loss)               (.29)             (.55)              (.20)               (2.77)          (.76)

Selected balance sheet
  data (8):
  Current assets        4,683,150         6,731,746           5,335,098           9,074,745      8,145,950
  Current liabilities   4,098,213         5,419,231           5,916,395           9,248,678      7,415,213
  Working capital
   (deficiency)           584,937         1,312,515            (518,297)           (173,933)       730,737
 Total assets           7,074,776         8,873,487           9,815,822          14,859,886     17,879,062
 Long-term
   liabilities
   including
   capital leases       4,194,724         3,765,975           2,483,036           4,410,439      2,739,406
 Shareholders (deficit)
   equity (7)          (1,218,161)         (311,719)          1,416,391           1,200,769      7,621,443

See Note 1 to the accompanying consolidated financial statements as to the Basis of Presentation.

NOTES TO CONSOLIDATED FINANCIAL DATA

(1)  Revenues for fiscal 1995, 1994 and 1993 include
$135,059, $489,076 and $557,004, respectively, of
interest, consulting and other income relating to the proceeds from the sale of the Boerner
Division. Additionally, revenues include a gain on the sale of stock held for investment of $110,733 in fiscal 1993.

(2) Includes a provision relating to the prepayment discount ($320,266) of the amount due from Merkert
Enterprises in conjunction with the Company's refinancing effort which was completed in fiscal
1994.

(3) Fiscal 1994 includes a $50,000 interest accrual for a New York State tax audit assessment relating to fiscal years 1988 through 1991. Fiscal 1993 includes interest paid to a judgment creditor of approximately $60,000 and loan origination and administrative fees of $61,000 paid to the Company's bank.

(4) The loss from continuing operations includes a provision for unfavorable outcome of lawsuit of $2,138,076 and $400,000 for fiscal 1992 and 1991, respectively. Such amounts include legal fees associated with the defense of this lawsuit aggregating $535,000 and $400,000 for fiscal 1992 and 1991, respectively.

(5)  The loss from continuing operations for fiscal
1991 includes: net interest income of $367,297 relating to the completion of an examination by the Internal Revenue Service and the write-off of $137,711 of certain recoverable income taxes.

(6) The loss per share for all fiscal years presented was computed on the weighted average number of common shares outstanding; common equivalent shares were not considered since their inclusion would have been antidilutive.

(7) There were no cash dividends declared during the five fiscal years ended January 28, 1995.

(8) Certain items in the fiscal 1991 consolidated financial statements have been reclassified to reflect the discontinued operations of the Boerner
Division.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net (Loss)

The net loss from continuing operations for fiscal 1995 was $906,442 ($.29 per share) as compared to a net loss of $1,733,110 ($.55 per share) and $298,349 ($.11 per share) for fiscal 1994 and 1993, respectively. The net loss for fiscal 1994 includes a provision of $320,266 ($.10 per share) relating to the prepayment discount of the amount due from Merkert in conjunction with the Company's successful refinancing, completed May 2, 1994. Fiscal 1994 also includes $210,000 ($.07 per share) of expenses relating to additional nonrecurring advertising and various production costs from the Company's advertising campaign. Additionally, the loss for fiscal 1994 includes nonrecurring interest expense of $50,000 ($.02 per share) relating to a New York State tax assessment for fiscals 1988 through 1991. Fiscal 1993 includes a gain on the sale of stock held for investment of $110,733 ($.04 per share).

The net loss for fiscal 1995, 1994 and 1993 includes interest, consulting and other income aggregating $135,059 ($.04 per share), $489,076 ($.15 per share) and $557,004 ($.20 per share), respectively, relating to the sale of the Boerner Division.

Revenues

Total store sales for fiscal 1995 (inclusive of sales from the Company's retail store opened in September 1993 and also from the new retail store opened in November 1994) increased 6.9% from fiscal 1994, which decreased 11.5% from fiscal 1993.

Comparable store sales for fiscal 1995 increased less than 1% from fiscal 1994, which decreased 14% from fiscal 1993. The increase in comparable store sales for fiscal 1995 is due primarily to the Company's advertising campaign, merchandising changes emphasizing home theater presentations and increased custom home installation, offset by a decrease in lower margin corporate sales. The decrease in comparable store sales for fiscal 1994 as compared to fiscal 1993 is due primarily to reduced corporate sales, extremely adverse weather conditions experienced in the first and fourth quarters and from soft market conditions experienced throughout the New York Metropolitan area. This decrease was offset slightly by revenues from the Company's first audio/video show and sale held in April 1993.

Costs and Expenses

Cost of sales for fiscal 1995 increased 5.8% from fiscal 1994 and decreased 11.1% in fiscal 1994 from 1993. The increase in fiscal 1995 is due to increased sales as a result of the new store openings as previously mentioned, offset by higher gross margins experienced in fiscal 1995 from 1994. The decrease in fiscal 1994 from 1993 is principally from the aforementioned sales decreases.

Gross profit margins in fiscal 1995 increased to 33.1% from 32.3% in fiscal 1994 which in turn decreased slightly from 32.7% in fiscal 1993. The gross profit margin increased for fiscal 1995 (despite certain new and extended promotional events which reduced margins) primarily from further reductions in lower margin corporate sales and to a lesser extent, continued improvement in inventory shrinkage which has consistently been much lower than industry average. Higher store margins in fiscal 1994 were offset by a reduction of purchase discounts primarily from lower inventory purchases and reduced average inventories, thus resulting in the overall decrease in gross margins from fiscal 1993.

Consolidated selling, general and administrative expenses ("S,G&A expenses") for fiscal 1995 decreased 1.6% from fiscal 1994 despite additional operating expenses relating to the new retail stores as discussed above. S,G&A expenses remained consistent in fiscal 1994 compared to fiscal 1993 despite increased advertising costs as mentioned above, additional operating expenses relating to the new retail store opened in September 1993 and costs associated with the Company's first audio/video show and sale held in April 1993. Excluding these additional expenses (aggregating approximately $500,000 in fiscal 1994), comparable S,G&A expenses decreased 5.9% in fiscal 1994 from fiscal 1993. Comparable S,G&A expenses for fiscal 1995 also decreased 1.3% from fiscal 1994. The decrease in S,G&A expenses is a result of the Company's ongoing and effective expense reduction program which was implemented by management in the second quarter of fiscal 1994.

Consolidated interest expense for fiscal 1995 remained consistent with fiscal 1994. Excluding interest of $50,000 in fiscal 1994 relating to the New York State tax audit assessment, interest expense increased 11.7% for fiscal 1995. This increase was due primarily from interest relating to the new term loans and increased interest rates during fiscal 1995. Consolidated interest expense for fiscal 1994 decreased 14.1 % as compared to fiscal 1993. This is primarily the result of reduced bank borrowings and non-recurring interest payments made to the judgment creditor in fiscal 1993 offset by additional interest on the term loan which financed the opening of the new retail store in September 1993, and interest expense relating to the New York State tax audit assessment, as discussed above.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities was
1.14 at January 28, 1995 as compared to 1.24 at January 29, 1994 and .90 at January 30, 1993. The decrease in the current ratio for fiscal 1995 is primarily due to the use of cash to fund the Company's net loss, offset by the classification to long-term debt of the entire amount outstanding under the Congress revolving line of credit facility at January 28, 1995. The increase in the current ratio for fiscal 1994 is primarily the result of the successful refinancing which was concluded May 2, 1994.

The Company successfully completed a refinancing on May 2, 1994. The refinancing included the discounted prepayment of a significant portion ($2,150,000) of the remaining amount due from Merkert Enterprises. Proceeds of the prepayment aggregating $2,100,000, were used to substantially reduce the current obligation due to the Company's predecessor bank, National Westminster Bank USA (from $2,600,000 to $500,000). The remaining obligation with this bank was refinanced into a two year term loan ($455,000 outstanding at January 28, 1995).

The Company simultaneously obtained new financing under a three year revolving line of credit facility with Congress Financial Corporation and may now borrow up to $3,000,000 based on a lending formula (as defined) calculated on eligible inventory. The amount outstanding under the revolving line of credit facility ($1,341,020 at January 28, 1995) is classified as long-term debt. Effective April 5, 1995 Congress has agreed to provide additional availability of $200,000 to the Company through the revolving line of credit facility. This additional amount will be available for working capital needs until the proposed Placement (see below) is completed.

On October 30, 1994 the Company opened a new retail store located on prestigious 57th Street in Manhattan. Accordingly, the Company entered into a ten year lease for this new store and also entered into a Term Loan with I.E.C.P. to finance $200,000 for necessary capital improvements, a security deposit and inventory. The Term Loan bears interest at 13% per annum, and requires payment of $200,000 on August 30, 1999. I.E.C.P. also received Warrants for the right to immediately purchase 150,000 shares of the Company's common stock at $1.00 per share. The Term Loan may be redeemed in its entirety at the election of the Company at any time after February 1, 1995, at a prescribed premium. The remainder of the financing necessary for the opening of the new store (approximately $300,000) was provided by borrowings from the Company's revolving line of credit facility with Congress.

In July 1994, the Company requested an extension of the maturity on its remaining ($398,000) 10% Subordinated Debentures ("Debentures"), originally due July 1, 1995. Holders of $276,155 of these Debentures consented to a two year extension of maturity (due July 1, 1997) with an increase in the interest rate to 11% per annum, effective January 1, 1995. Holders of $121,845 of the remaining Debentures agreed to extend the maturity for 10 years through July 1, 2005 with the interest rate remaining at 10%. Additionally, these Debenture holders also forgave $6,845 of the outstanding principal balance, leaving $115,000 to be repaid in ten equal annual installments of $11,500 beginning July 1, 1996. As a result, $391,155 of the Debentures remain outstanding and are classified as long-term debt as of January 28, 1995.

The loss of liquidity has caused the Company to delay payments to many of its suppliers of inventory. As a result, the Company is currently experiencing some difficulty in stocking certain inventory at desired levels, resulting in an adverse effect on current sales.

As a result of continued losses and negative cash flows from operations, on March 13, 1995 the Company announced that it would seek to raise up to $4,200,000, prior to the payment of fees and expenses, of new equity with the issuance of up to 12,000,000 shares of common stock pursuant to the terms of a Placement Agreement (the "Placement") entered into between the Company and Janssen-Meyers Associates, L.P. ("Janssen-Meyers"). The
Placement will be on a "best efforts all or none basis" for 7,500,000 shares and on a "best efforts basis" as to an additional 4,500,000 shares.  It is anticipated that the price per share sold in the Placement will be between $.35 and  $.38
(the market value of the Company's common stock on May 8, 1995 is below such amounts). In connection with the Placement, the Company will issue to Janssen-Meyers, seven-year warrants to acquire up to 2,750,000 shares of the Company's common stock at an exercise price of 120% of the price that shares are sold in the Placement.

The proposed Placement is subject to certain conditions including shareholder approval and the restructuring of certain existing subordinated convertible and nonconvertible debentures. This restructuring will require that such debentures (aggregating $1,057,405) either (1) convert to common stock of the Company at an exchange rate equal to the price that shares of common stock are sold in the Placement or (2) exchange such debentures for a new series of convertible subordinated debentures bearing an interest rate of 11% per annum, maturing on July 1, 2000 and convertible into shares of common stock at a conversion price of $1.15 per share.

Proceeds from the proposed Placement, after related expenses, will be used: (1) to reduce trade accounts payable, (2) to reduce amounts outstanding under the revolving line of credit facility and (3) as additional working capital, as deemed appropriate by the Company (see Note 11 to the consolidated financial statements).

The Company believes that the net cash provided by this proposed placement, assuming the minimum 7,500,000 shares are sold, in conjunction with the Company's efforts to further reduce expenses, (including the expected reduction in interest expense from the proposed conversion of certain debentures), lower inventory levels and increase its sales base through merchandising and marketing changes, will be adequate to meet its working capital needs for fiscal 1996.

There can be no assurance that this proposed Placement will be completed. Unless the above Placement or other appropriate equity offering is consummated, the Company may be forced to informally restructure its obligations with its creditors or formally reorganize or liquidate under the United States Bankruptcy Code.

During the period, the Company was not significantly impacted by the effects of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to the Item is submitted in the financial statements set forth below:



Annual Report on Form 10 K
Item 8, Item 14(a) (1) and (2), (c) and (d)

List of Financial Statements
and
Financial Statement Schedules

Financial Statements
Certain Exhibits
Financial Statement Schedules
Fiscal year ended January 28, 1995

The Harvey Group Inc. and Subsidiaries
Secaucus, New Jersey


FORM 10 K   ITEM 14(a)(1) AND (2)

THE HARVEY GROUP INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of The Harvey
Group Inc. and subsidiaries are included in Item 8:

Consolidated balance sheets   January 28, 1995 and January 29,
1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II 13

Consolidated statements of operations   Fiscal years
   ended January 28, 1995, January 29,1994 and January 30,
   1993  . . . . . . . . . . . . . . . . . . . . . . . . .       II 15

Consolidated statements of shareholders  (deficit) equity
Fiscal years ended January 28, 1995, January 29, 1994
   and January 30, 1993  . . . . . . . . . . . . . . . . .       II 16

Consolidated statements of cash flows   Fiscal years
   ended January 28, 1995,    January 29, 1994 and
   January 30, 1993  . . . . . . . . . . . . . . . . . . .       II 17

Notes to consolidated financial statements   January 28,
   1995  . . . . . . . . . . . . . . . . . . . . . . . . .       II 19

The following consolidated financial statement schedule of The
Harvey Group Inc. and subsidiaries are included in Item 14(d):

Schedule II Valuation and qualifying accounts  . . . . . .       II 34

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


   Report of Independent Auditors

Shareholders and Board of Directors
The Harvey Group Inc.

We have audited the accompanying consolidated balance sheets of The Harvey Group Inc. as of January 28, 1995 and January 29, 1994, and the related consolidated statements of operations, shareholders (deficit) equity, and cash flows for each of the three fiscal years in the period ended January 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Harvey Group Inc. at January 28, 1995 and January 29, 1994, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses and negative cash flows from operations and anticipates that negative cash flows from operations will continue. These conditions raise substantial doubt about the Company s ability to continue as a going concern. Management s plans in regard to these matters are described in Notes 1 and 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   ERNST & YOUNG LLP

March 24, 1995, except for Note 4,
as to which the date is April 6, 1995


             THE HARVEY GROUP INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                                            JANUARY 28     JANUARY 29
                                                1995           1994

ASSETS (Notes 1 and 4)
Current assets:
  Cash and cash equivalents                  $75,243       $     226,119
  Trade receivables, less allowance of
    $25,000-1995 and $12,500 -
    1994 (Note 1)                            608,295             523,172
  Inventories                              3,694,415           3,546,004
  Amount due from Merkert Enterprises,
    including interest receivable of
    $1,075-1995 and $245,922-
    1994 (Notes 2 and 4)                      88,175           2,199,591
  Amount due from AIMS Corporation,
    including interest receivable of
    $981 - 1994                                   -               39,533
  Prepaid expenses and other current
    assets                                   217,022             197,327
Total current assets                       4,683,150           6,731,746

Property, plant, and equipment, at cost:
  Leasehold improvements                   1,941,130           1,858,020
  Furniture, fixtures and equipment        1,926,845           1,743,038
                                           3,867,975           3,601,058

Less accumulated depreciation and
  amortization                            (2,697,864)         (2,365,465)
                                           1,170,111           1,235,593
Certificate of deposit, including
  interest receivable of
  $7,130 (Note 4)                            207,130               -
Equipment under capital leases, less
  accumulated depreciation of
  $272,065-1995 and $345,409-1994
  (Note 8)                                   122,662              99,635
Amount due from Merkert Enterprises
  (Notes 2 and 4)                             68,329             155,428
Other, less accumulated amortization of
  $574,095-1995 and $412,614-1994            823,394             651,085
Total assets                              $7,074,776          $8,873,487

See notes to consolidated financial statements.


                      THE HARVEY GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                            JANUARY 28     JANUARY 29
                                                1995           1994


LIABILITIES AND SHAREHOLDERS'
  (DEFICIT) (Note 1)
Current liabilities:
  Trade accounts payable                  $2,536,288         $2,511,303
  Accrued expenses and other current
    liabilities (Note 9)                     811,455            847,234
  Note payable to bank (Notes 2 and 4)           -            1,450,000
  Income taxes                                10,471             34,342
  Accrued costs related to discontinued
   operations (Note 2)                       136,193            138,630
  Current portion of long-term
  liabilities (Notes 4 and 9)                530,028            361,517
  Current portion of capital lease
    obligations (Note 8)                      73,778             76,205
Total current liabilities                  4,098,213          5,419,231

Long-term liabilities:
  Long-term debt (Notes 2 and 4)           3,313,425          2,744,370
  Accrued costs related to discontinued
    operations (Note 2)                      257,033            398,227
  Other liabilities (Note 9)                 580,946            582,894
                                           4,151,404          3,725,491

Capital lease obligations (Note 8)            43,320             40,484

Shareholders' (deficit) (Notes 4, 5 and 11):
  Preferred stock, par value $20 per share;
    authorized 100,000 shares; none issued
  Common stock, par value $1 per share;
    authorized 5,000,000 shares; issued
    3,498,968-1995 and 1994                3,498,968          3,498,968
  Capital in excess of par                 5,899,010          5,899,010
  Retained (deficit)                      (9,750,538)        (8,844,096)
                                            (352,560)           553,882
  Less treasury stock, at cost (334,081
    shares - 1995 and 1994)                 (865,601)          (865,601)
Total shareholders' (deficit)             (1,218,161)          (311,719)
Commitments and contingencies (Note 8)

Total liabilities and shareholders'
  (deficit)                               $7,074,776         $8,873,487

See notes to consolidated financial statements.


            THE HARVEY GROUP INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS

                                   52 WEEKS       52 WEEKS      52 WEEKS
                                    ENDED           ENDED         ENDED
                                  JANUARY 28      JANUARY 29    JANUARY 30
                                    1995            1994           1993
REVENUES
Net sales                          $22,814,279    $21,348,066   $24,136,172
Interest and other income
  (Note 9)                             233,780        499,457       692,147
                                    23,048,059     21,847,523    24,828,319
COST AND EXPENSES
Cost of sales                       15,274,991     14,442,169    16,239,401
Selling, general and
  administrative expenses            8,211,060      8,348,632     8,340,599
Interest expense (Notes 2 and 4)       468,450        469,566       546,668
Provision for prepayment discount
  of Merkert receivable
  (Notes 2 and 4)                          -          320,266           -
                                    23,954,501     23,580,633    25,126,668
(Loss) from continuing operations
  before income taxes                 (906,442)    (1,733,110)     (298,349)
Income taxes (Note 6)                      -               -            -
(Loss) from continuing operations     (906,442)    (1,733,110)     (298,349)

(Loss) on disposal of discontinued
  operations (Note  2)                      -               -      (259,390)
Net (loss)                         $  (906,442)    $(1,733,110)   $(557,739)

Net (loss) per common and common
  equivalent share:
  (Loss) from continuing operations      $(.29)         $(.55)        $(.11)
  (Loss) from discontinued operations       -              -           (.09)
Net (loss)                               $(.29)         $(.55)        $(.20)
Weighted average number of common
  shares and common equivalent shares
  outstanding during the year         3,164,887     3,163,637     2,773,207

See notes to consolidated financial statements.


               THE HARVEY GROUP INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                       Capital                                     Total
                                Common Stock         in Excess    Retained       Treasury        Shareholders'
                              Shares     Amount        of Par     (Deficit)        Stock       (Deficit) Equity

Balance at February 1,
  1992                        2,725,607  $2,725,607   $5,906,960   $(6,553,247)   $(878,551)    $1,200,769
  Net (loss) for the year                                             (557,739)                   (557,739)
  Issuance of 468,750 shares
  of common stock in
  connection with the Private
  Placement (Note 3)            468,750     468,750                                                468,750
Exchange of $304,611 principal
  amount of 10% subordinated
  debentrues to 304,611
  shares of common stock
  (Note 3)                      304,611     304,611                                                304,611
Balance at Jauary 30, 1993    3,498,968   3,498,968   5,906,960     (7,110,986)    (878,551)     1,416,391
  Net (loss) for the year                                           (1,733,110)                 (1,733,110)
  Issuance of 5,000 shares
  of common stock ($1.00
  par value) held in treasury
  at an average cost of $2.59                             (7,950)                     12,950         5,000
Balance at January 29, 1994   3,498,968   3,498,968    5,899,010    (8,844,096)     (865,601)     (311,719)
  Net (loss) for the year                                             (906,442)                   (906,442)
Balance at January 28, 1995   3,498,968  $3,498,968   $5,899,010   $(9,750,538)    $(865,601) $ (1,218,161)


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 THE HARVEY GROUP INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           52 WEEKS      52 WEEKS     52 WEEKS
                                            ENDED         ENDED         ENDED
                                         JANUARY 28    JANUARY 29    JANUARY 30
                                           1995           1994          1993
OPERATING ACTIVITIES
Net (loss)                               $ (906,442)   $(1,733,110)  $ (557,739)
Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
Provision for prepayment discount
  of Merkert receivable                        -           320,266           -
Loss on disposal of discontinued operations    -             -          217,798
Depreciation and amortization               604,697        511,358      473,759
Loss (gain) on sale/disposal of property,
  plant equipment and other assets             -               782     (124,907)
Provision for losses on accounts
  receivable                                 12,500          2,500           -
Increase in cash surrender value of
  officers' life insurance                     -           (35,788)     (25,696)
Provision for deferred compensation plan     12,918         11,299       10,105
Payments on covenant not to compete,
  consulting and deferred compensation
  agreements                                (94,175)      (194,869)    (223,699)
Net payments relating to discontinued
  operations                               (132,508)      (289,002)  (1,446,243)
Payments of restructured legal costs
                                            (79,687)      (142,000)     (82,000)
Straight-line impact of rent escalations     64,298         17,714       27,982
Reversal of sales tax and other
  liabilities                               (50,343)           -            -
Payments to judgment creditor                   -              -     (1,963,557)
Changes in operating assets and liabilities:
  Accounts receivable                       (97,623)       (35,433)   2,081,789
  Inventories                              (132,441)        19,288      479,964
  Accrued interest receivable                (7,224)        55,573     (248,383)
  Prepaid expenses and other current
    assets                                   40,305         34,457      (17,268)
  Accounts payable                           24,985        904,771      (44,593)
  Accrued expenses and other current
    liabilities and income taxes payable    (59,650)       (32,980)  (1,058,711)
Net cash (used in) operating activities    (800,390)      (585,174)  (2,501,399)


                    The Harvey Group Inc. and Subsidiaries

               Consolidated Statements of Cash Flows (continued)

                                           52 WEEKS      52 WEEKS     52 WEEKS
                                            ENDED         ENDED         ENDED
                                         JANUARY 28    JANUARY 29    JANUARY 30
                                           1995           1994          1993

 INVESTING ACTIVITIES
 Proceeds from Merkert Enterprises    $   2,199,590        689,611    1,954,669
 Purchase of certificate of deposit        (200,000)          -            -
 Proceeds from Aims Corporation              38,552         57,052         -
 Purchases of property, plant and
   equipment                               (271,135)      (259,710)    (174,320)
 Proceeds from sale of property,
   plant, equipment and other assets             -           5,163       87,802
 Purchase of other assets                  (250,643)      (117,162)     (18,564)
 Net cash provided by investing
   activities                             1,516,364        374,954    1,849,587

 FINANCING ACTIVITIES
 Proceeds from Revolving line of
   credit facility                       19,783,964            -           -
 Repayments of Revolving line of
  credit facility                       (18,442,944)           -           -
 Debt payments forgiven by creditors        (20,812)           -           -
 Proceeds from sale of 10% convertible
   subordinated debentures                       -             -        781,250
 Proceeds from borrowings of cash
   surrender value of
   officer's life insurance                      -             -        100,000
 Proceeds from note payable to bank              -         800,000      661,000
 Proceeds from term loans                   200,000        400,000          -
 Principal payments on long-term debt      (133,316)      (268,110)    (191,882)
 Principal payments on note payable
   to bank and term loan                 (2,145,000)      (500,000)  (1,486,000)
 Reclassification of accrued expenses
   to long-term debt                         10,000         71,000       96,000
 Principal payments on capital lease
   obligations                             (118,742)      (108,597)     (72,659)
 Proceeds from sale of common stock              -             -        468,750
 Net cash (used in) provided by
   financing activities                    (866,850)       394,293      356,459
 (Decrease) increase in cash and cash
   equivalents                             (150,876)       184,073     (295,353)
 Cash and cash equivalents at
   beginning of year                        226,119         42,046      337,399
 Cash and cash equivalents at end
   of year                              $    75,243    $   226,119   $   42,046

 See notes to consolidated financial statements.


                       THE HARVEY GROUP INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 28 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and negative cash flows from operations for each of the three fiscal years in the period ending January 28, 1995, and anticipates that negative cash flows from operations will continue. These conditions raise substantial doubt about the Company s ability to continue as a going concern. Management s plans in regard to these matters principally include raising additional equity through a private placement, which will require converting or extending the maturity of certain Debentures (see Note 11). Additionally, the Company will look to increase its sales through merchandising and marketing changes and further reduce expenses and lower inventory levels. If the Company is unable to accomplish these objectives or otherwise generate sufficient levels of cash flows from operations and/or alternative financing sources, as necessary, the Company may not be able to continue as a going concern and may be forced to informally restructure its obligations with its creditors or formally reorganize or liquidate under the United States Bankruptcy Code. The financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern.

DESCRIPTION OF BUSINESS

Harvey Electronics, the operating entity of The Harvey Group Inc.
and subsidiaries (the "Company"), is a specialty retailer of high quality audio/video consumer electronics and home theater products with eight stores in the Metropolitan New York area.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

Inventories are stated at the lower of cost (average cost method, which approximates the first in, first out method) or market.

DEPRECIATION AND AMORTIZATION

Depreciation of property, plant and equipment, including equipment acquired under capital leases, is provided for by the straight line method over the estimated useful lives of the related equipment. Leasehold improvements are amortized over the lease term or estimated useful life of the improvements, whichever is shorter.

LOSS PER SHARE

The loss per common share for fiscal years 1995, 1994 and 1993 was computed on the weighted average number of common shares outstanding; common equivalent shares were not considered since their inclusion would have been antidilutive. Per share data for all years presented, on a fully diluted basis, is the same as amounts shown.

STATEMENT OF CASH FLOWS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Total interest paid during fiscal 1995, 1994 and 1993 was $486,000, $430,000 and $563,000, respectively. Total income taxes paid during fiscal 1995, 1994 and 1993 was $29,000, $3,000, and
$18,000 respectively.

CONCENTRATION OF CREDIT RISK

The Company s operations consist of the retail sale, service and custom installation of advanced consumer electronic equipment, specifically home audio and custom video equipment. The Company performs ongoing credit evaluations of its customers financial condition and payment history but does not require collateral. Generally, accounts receivable are due within 30 days and credit losses have historically been minimal.

2. DISCONTINUED OPERATIONS AND PREPAYMENT OF AMOUNT DUE FROM
   MERKERT ENTERPRISES

On March 31, 1992, the Company completed the sale of certain assets and the business of its food brokerage division, The Boerner Company ("Boerner Division"), to Merkert Enterprises, Inc., a Massachusetts corporation ("Merkert"). Pursuant to the terms of the Asset Purchase Agreement (the Agreement ), the Company sold certain tangible and intangible assets including the business of the Boerner Division, agreed not to compete with Merkert in the food brokerage business and also agreed to provide certain consulting services to Merkert.

Pursuant to the Agreement, the purchase price was unsecured and the Company was to receive an aggregate consideration, payable by Merkert over five and one quarter years, equal to approximately $7,237,000 (which amount includes interest payments, at 12.5% per annum, and payment of $1,037,000 for substantially all of the fixed assets of the Boerner Division, which amount was received by the Company on April 1, 1992). However, the purchase price was subject to adjustment for, among other things, modification, resignation or termination by existing principals of the Boerner Division (including the failure of principals to appoint Merkert as food broker) during the one year period following the closing of the transaction. During this period, ending March 31, 1993, the Boerner Division experienced the resignation of certain principals decreasing the aggregate purchase price to be received by $610,951. As a result, the present value of the aforementioned purchase price was reduced, and $238,955 was charged to loss on Disposal of Discontinued Operations in fiscal 1993.

In conjunction with the refinancing (see Note 4) completed May 2, 1994, the Company agreed to the discounting and prepayment of certain remaining scheduled payments due from Merkert. At closing, the Company received $2,150,000 from Merkert of which $2,100,000 was used to substantially reduce the outstanding amount (from $2,600,000 to $500,000) due to National Westminster Bank USA (the "Bank"). As a result of this agreement, in fiscal 1994 the Company recorded a provision to continuing operations relating to the resulting discount of $320,266.

In accordance with the prepayment agreement, the remaining
installments to be received from Merkert are as follows:
                   Installment
  Fiscal Year        Date        Payment     Interest    Principal

    1996             1/1/96      $100,000     $12,901     $87,099
    1997             1/1/97        74,000       5,670      68,330
    Totals                       $174,000     $18,571    $155,429

Remaining installment payments to be received will be used to pay outstanding obligations under a lease termination agreement (see
Note 8).

Accrued costs relating to discontinued operations at January 28, 1995 and January 29, 1994 aggregate $393,226 and $536,856, respectively. The long term portions of $257,033 and $398,227 for fiscal 1995 and 1994, respectively, are comprised primarily of lease commitments (see Note 8) and legal fees.

3.  COMPLETION OF PRIVATE PLACEMENT AND EXCHANGE AGREEMENT

In August 1992, the Company completed a private placement aggregating $1,250,000, comprised of 468,750 shares of common stock, and $781,250 aggregate principal amount of 10% convertible subordinated Debentures ("Convertible Debentures"). The shares of common stock were sold at a price of $1.00 per share, (which exceeded market value at the time of sale) (see Note 4).

On September 1,1992, the Company used the proceeds noted above and other available cash to satisfy the remaining obligations to a judgment creditor. Investors in the private placement included certain members of the Company s Board of Directors and certain members of management.

On August 6, 1992, the Company also issued an additional 304,611 shares of common stock pursuant to an Exchange Agreement (the "Exchange Agreement") dated as of June 8, 1992, between the Company and Windcrest Partners ("Windcrest"). Pursuant to the Exchange Agreement, Windcrest acquired such shares of common stock, at $1.00 par value in exchange for $304,611 principal amount of the Company s existing 10% subordinated Debentures due July 1, 1993 held by Windcrest (see Note 4). Windcrest is the largest shareholder of the Company and a partner thereof is a member of the Company s Board of Directors.

4. REFINANCING OF NOTE PAYABLE TO BANK, NEW REVOLVING LINE OF
   CREDIT FACILITY AND LONG TERM DEBT

REFINANCING OF NOTE PAYABLE TO BANK

On May 2, 1994 the Company completed the refinancing which included the prepayment and discounting of the receivable due from Merkert (see Note 2). At closing, the Company received $2,150,000 from Merkert of which $2,100,000 was used to substantially reduce the amount due to the Bank (from $2,600,000 to $500,000). The remaining $500,000 obligation was converted to a two year term loan bearing interest at the Bank's prime rate plus 5% per annum and the existing credit facility was cancelled.

The Bank and InterEquity Capital Partners L.P. ("I.E.C.P."), an entity which in 1995 and 1994 provided term loans to the Company (see below), have entered into an intercreditor agreement whereby both will share equally in a subordinate second position to the Company s new lender, Congress Financial Corporation ("Congress"). The term loan with the Bank also provides for rights of acceleration upon the occurrence of certain customary events of default and includes restrictive covenants similar to those existing with the term loan from I.E.C.P.

NEW REVOLVING LINE OF CREDIT FACILITY

Pursuant to the refinancing effort, the Company entered into a three year revolving line of credit facility with Congress, dated May 2, 1994 whereby the Company may borrow up to $3,000,000, based upon a lending formula (as defined), calculated on eligible inventory. The interest rate per annum on this revolving line of credit facility is 2% over the prime rate of Philadelphia National Bank. An unused line fee of one quarter of one percent per annum and prescribed early termination fees also exist under the line of credit. At closing, $200,000 was required to be placed in escrow in a certificate of deposit as additional collateral for Congress.

Congress has a senior security interest in all of the Company s assets and assets of a subsidiary and the stock of such subsidiary. The line of credit facility provides Congress with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is also restricted from paying dividends, retiring or repurchasing its common stock and entering into additional indebtedness. As discussed above, an intercreditor agreement exists between Congress, and the subordinated lenders, I.E.C.P. and the Bank.

Effective April 6, 1995, Congress has agreed to provide additional availability of $200,000 to the Company through the revolving line of credit facility. This additional amount will be available for working capital needs until the proposed Placement
(see Note 11) is completed.

LONG TERM DEBT
                                               January 28    January 29
                                                  1995          1994

 Long-term portion of Congress revolving       $1,341,020     $700,000
 line of credit facility
   (a) Term loan due to National
         Westminster Bank USA                     455,000      500,000
   (b) 10% Subordinated debentures                391,155      398,000
   (c) 10% Convertible subordinated debentures    781,250      781,250

   (d) Notes payable Audio Exchange                  -          50,000
   (e) Notes payable truck financing               15,120       44,001
   (f) 13% Convertible term loan -
        InterEquity Capital Partners, L.P.        400,000      400,000
   (g) 13% Term loan-InterEquity
        Capital Partners, L.P.                    200,000         -
                                                3,583,545    2,873,251
  Less current portion                            270,120      128,881
                                               $3,313,425   $2,744,370

(a)  Payable at $5,000 January 31, 1995, $100,000 February 1,
     1995, $12,500 in monthly installments from February 1995 to January 1996 and $200,000 due February 1, 1996.

(b) The 10% subordinated debentures ("Debentures") (which are principally due to shareholders of the Company), under which interest is payable semiannually on January 1 and July 1, are subordinate to all senior indebtedness (as defined therein) of the Company and are redeemable at face value at the option of the Company at any time prior to maturity.

     In July 1994, the Company requested extension of the maturity on its remaining ($398,000) 10% Debentures, due July 1, 1995. Holders of $276,155 of these Debentures consented to a two year extension of maturity (through July 1, 1997) with an increase in the interest rate to 11% per annum, effective January 1, 1995. Holders of $121,845 of the remaining Debentures agreed to extend the maturity for 10 years through July 1, 2005 with the interest rate remaining at 10%.

     Additionally, these Debentures holders also forgave $6,845 of the outstanding principal balance, leaving $115,000 to be repaid in ten equal installments of $11,500 beginning July 1, 1996. As a result, $391,155 of the Debentures remain outstanding and are classified as long-term debt as of January 28, 1995.

     The Company is required to make annual payments to the Debenture holders in amounts equal to 20% of the Company s net income in excess of $500,000, up to a maximum annual payment of $150,000. The Debentures contain certain restrictions, as defined, on the payment of dividends. (See
     Note 11 regarding proposed conversion or extension of $276,155 of such Debentures).

(c)  In connection with the completed private placement (see Note
     3), the Company issued $781,250 aggregate principal amount of 10% Convertible Debentures. The Convertible Debentures are convertible into shares of common stock after July 1, 1993 at a conversion price of $1.15 per share and may be redeemed in their entirety at the election of the Company at any time after July 1, 1994 at a prescribed premium. The Convertible Debentures mature July 1, 1997 and are subordinate to all senior indebtedness (as defined therein) and contain certain restrictions, as defined, on the payment of dividends. Interest is payable semi annually on January 1, and July 1 at 10% per annum on the outstanding principal balance. Convertible Debentures in the aggregate amount of $265,625 are held by members of the Company s Board of Directors and certain members of management. The Company is required to make a sinking fund payment of $390,625 on July 1, 1996. (See Note 11 regarding proposed conversion or extension of these Convertible Debentures).

(d)  The 10% notes to Audio Exchange were paid in full in fiscal
     1995.

(e) The notes payable relate to the financing of two trucks ($10,943) and a van ($4,177), with a cost basis aggregating approximately $82,000. Payments for thirty six months approximate $2,703 per month and include interest at rates of 13% and 6%, respectively.

(f) On August 31, 1993, in connection with the opening of a retail store in fiscal 1994 (see Note 10), the Company entered into a Store Financing and Term Loan Agreement ("Term Loan") with I.E.C.P. to finance $400,000 for all necessary leasehold improvements, equipment and inventory. The Term Loan bears interest at 13% per annum, and requires a payment of $400,000 on August 31, 1998. The Term Loan is also convertible into shares of common stock at a conversion price of $1.15 per share and may be redeemed in its entirety at the election of the Company at a prescribed premium. The Term Loan, which is subordinate to Congress (see Note 3), provides I.E.C.P. with rights of acceleration upon the occurrence of certain customary events of default including, among others, payment defaults and the event of bankruptcy. The Company is also restricted from paying dividends, retiring or repurchasing its common stock and entering into additional indebtedness.

(g) On August 30, 1994, in connection with the opening of a new retail store in fiscal 1995 (see Note 10), the Company entered into a second Term Loan with I.E.C.P. for $200,000. The loan bears interest at 13% per annum, and requires a balloon principal payment of $200,000 on August 30, 1999. I.E.C.P. also received Warrants for the right to immediately purchase 150,000 shares of the Company s common stock at $1.00 per share. The loan may be redeemed in its entirety at the election of the Company at any time after February 1, 1995, at a prescribed premium. The loan, which is subordinate to Congress (see Note 3), contains the same rights and restrictions as the term loan set forth in (f) above.

     The aggregate maturities of long term debt are:

                  1996            $270,120

                  1997             602,125

                  1998           2,019,300

                  1999             411,500

                  2000             211,500

                  Thereafter        69,000
                                $3,583,545

5. CAPITAL STOCK

COMMON STOCK

During 1988, the shareholders of the Company approved the 1988 Stock Option Plan which provides for the grant of incentive and nonqualified stock options to certain directors, officers and key employees. The Company has reserved 200,000 shares for issuance under this plan. The stock options are exercisable at prices not less than the fair market value of the Company s common stock on the date of grant. All options must be exercised within five years from the date of grant.

At January 28, 1995 and January 29, 1994 the Company had reserved
200,000 and 215,000 shares of common stock, respectively, for issuance in connection with stock options.

Transactions during the three fiscal years ended January 28, 1995 were as follows:

                                    Shares          Shares Under Option
                                  Available      Option Price     Number
                                for Granting    Per Share       of Shares

 Balance at February 1, 1992     32,975                          188,500
   Cancelled                    167,025       $1.125 to $1.375  (167,025)
   Granted                     (178,000)      $1.00              178,000
   Expired                         -          $1.125 to $1.375    (6,475)
 Balance at January 30, 1993     22,000                          193,000
   Cancelled                     10,000       $1.00              (10,000)
   Granted                         -                                -
   Expired                         -                                -
 Balance at January 29, 1994     32,000                          183,000
   Cancelled                      5,000       $1.00               (5,000)
   Granted                         -                                -
 Expired                           -          $2.125             (15,000)
 Balance at January 28, 1995     37,000                          163,000


Of the options outstanding at January 28, 1995, 163,000 options are exercisable in three equal annual installments commencing one year from the date of grant. At January 28, 1995 and January 29, 1994, options for 108,667 and 71,000 shares, respectively, were exercisable.

6. INCOME TAXES

At January 28, 1995, the Company has available net operating loss carryforwards of approximately $9,000,000 which expire in various years through fiscal 2010. Alternative minimum taxes of approximately $53,000 can be carried forward indefinitely and may be utilized to reduce the regular tax liability in a future year. The Company also has available investment tax credits of approximately $90,000 expiring in various years through fiscal 2001, and a capital loss carryover of approximately $1,458,000 expiring in fiscal 1998. Under the Company s proposed private placement (see Note 11) the net operating loss carryforward and other tax attributes would be severely restricted.

At January 28, 1995, deferred tax assets approximating $4,400,000 arising primarily from the future availability of the above tax attributes have been offset in full by a valuation allowance.

The reconciliation of the difference between income tax (benefit) and the amount computed by applying the statutory Federal income tax rate of 34% to income from continuing operations is as follows:

                                           1995      1994         1993
Income tax (benefit at statuory
  rate on (loss) before income taxes   $(285,940)   $(572,257)   $(189,631)

Benefit not recoreded due to net
  carryforward Position                  285,940      572,257      189,631

Income tax expense                      $   -        $   -       $    -

7. PENSION AND PROFIT SHARING PLAN

The Harvey Group Inc. Savings and Investment Plan (the "Plan") includes profit sharing, defined contribution and 401(k) provisions and is available to all eligible employees of the Company. Contributions (primarily based on salaries of eligible employees and matching of employee contributions under the 401(k) provisions) to the Plan for fiscal years 1995, 1994 and 1993 approximated $25,000, $47,000 and $50,000, respectively. Effective January 1, 1995 the Company s Board of Directors temporarily elected to eliminate the employer 401(k) match on employee contributions.

8. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company s financial statements reflect the accounting for equipment leases as capital leases recording the asset and liability for the lease obligation. Capital lease acquisitions amounted to $133,000 in fiscal 1995. Future minimum rental commitments, by year and in the aggregate, under the capital lease and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at January 28, 1995:

                                       Operating    Capital
                                         Leases      Leases

   Fiscal 1996                      $1,433,000     $84,000
   Fiscal 1997                       1,403,000      24,000
   Fiscal 1998                       1,203,000      24,000
   Fiscal 1999                       1,212,000
   Fiscal 2000                       1,221,000
   Thereafter                        5,003,000
   Total minimum lease payments    $11,475,000     132,000
   Less amount representing interest                15,000
   Present value of net minimum
    lease payments                                 117,000
   Less current portion                             74,000
                                                   $43,000

The Company s minimum annual commitment of $150,000 through August 31, 1998 relating to the retail store opened in fiscal 1994 and located within ABC Carpet and Home has not been presented in the above total minimum lease payments as this lease is contingent on the attainment of specified sales levels (see
Note 10).

On July 8, 1992, the Company entered into termination agreements with the landlord of its previous headquarters located in Roslyn Heights, and Merkert, relating to the original prime lease and sublease agreements. Pursuant to the agreement with the landlord, the Company was released from all obligations under the prime lease for consideration approximating $885,000 (including $79,000 for legal, commission and administrative fees which were paid in July 1992). Prepaid rent and a security deposit aggregating $137,000 were used to partially satisfy the above noted consideration. Approximately $345,000 has been paid by the Company through January 28, 1995. The remaining consideration of $324,000 is to be paid as follows: $115,000 annually on January 1, 1996 and 1997 and $94,000 on January 1, 1998. In conjunction with the termination agreements and with the consent of the Bank, the Company assigned the remaining amounts to be received from Merkert to the landlord (see Note 2). Remaining amounts due to the landlord under the settlement are included in the balance sheet caption "Accrued Costs Related to Discontinued Operations".

Total rental expense for operating leases was $1,180,000, $1,038,000, and $999,000 in fiscals 1995, 1994 and 1993, respectively. Certain leases provide for the payment of insurance, maintenance charges and taxes and contain renewal options.

CONTINGENCIES

The Company or its subsidiaries are defendants in certain legal actions which arose in the normal course of business, the outcome of which, in the opinion of management, will not have a material effect on the Company s financial position or operations.

The Company had available standby letters of credit outstanding at January 28, 1995, aggregating $185,000.

9. OTHER INFORMATION

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Included in accrued expenses and other current liabilities at January 28, 1995 and January 29, 1994 were the following:

                                           1995      1994
Salaries, severance, vacation and
  incentives                             $167,349  $189,963
Accrued professional fees                  35,575    54,631
401(k)/defined contribution and employee
  benefits                                 12,079    23,049
Customer layaways                         288,393   283,273
Sales tax                                 134,504   115,092
New York State audit accrued interest      35,000    50,000
Other                                     138,555   131,226
                                         $811,455  $847,234

CURRENT PORTION OF LONG TERM LIABILITIES
                                           1995      1994
Current portion of term loan to Bank     $255,000  $   -
Deferred compensation agreement            60,481    74,949
Notes payable Audio Exchange (Note 4)                50,000
Notes payable truck financing (Note 4)     15,120    28,881
Accrued expenses restructured/
  reclassified (legal fees)               183,083   207,687
Miscellaneous                              16,344      -
                                         $530,028  $361,517

OTHER LONG TERM LIABILITIES
                                                1995      1994
Deferred compensation agreements             $113,996   $180,785
Straight line impact of lease escalations 282,720 172,796 Accrued expenses restructured/reclassified
  (legal fees)                                184,230    179,313
Other                                            -        50,000
                                             $580,946   $582,894

OTHER MATTERS

In connection with the refinancing on May 2, 1994 (see Note 4), the Company s chief executive officer/chairman ( officer ) purchased from the Company certain life insurance policies and their related cash surrender values ($153,371). In consideration, the Company received a promissory note bearing interest at 6% from such officer, which is included in other long-term assets, to be repaid in six equal installments beginning January 1, 1997. Interest and principal payments on the note were pledged to Congress by the Company and, in addition, the officer provided a limited guarantee of up to $150,000 to Congress relating to the revolving credit facility.

Legal fees payable to a law firm, a partner of which is a director/shareholder/Debenture holder of the Company were $239,000 and $210,000, at January 28, 1995 and January 29, 1994,
respectively.

The financial statement caption, "Interest and Other Income" includes $135,059, $489,076 and $557,004 of interest, consulting and other income relating to proceeds of the sale of the Boerner
Division, for fiscal 1995, 1994 and 1993, respectively.

10. NEW STORE OPENINGS

On September 4, 1993, the Company opened a new retail store located within ABC Carpet and Home ("ABC"), a New York City based specialty retailer of high quality home furnishings and carpets. This new merchandising alliance was completed pursuant to a five year License Agreement ("License Agreement") between the Company and C&W Furniture, Inc., a subsidiary of ABC (see Note 4).

At anytime after the first year, the Company has the right to terminate the License Agreement if net sales for the new store (as defined) are less that $1,500,000 for any year. ABC has the right to terminate the License Agreement after the second year if a default of any substantial performance provision (as defined) occurs.

On October 30, 1994 the Company opened a new retail store located on 57th Street in Manhattan. Accordingly, the Company entered into a ten year lease for this new store (see Note 4).

11. PROPOSED PRIVATE PLACEMENT AND RELATED RESTRUCTING OF CERTAIN DEBT

On March 13, 1995 the Company announced that it would seek to raise up to $4,200,000, prior to the payment of fees and expenses, of new equity with the issuance of up to 12,000,000 shares of common stock pursuant to the terms of a Placement Agreement (the "Placement") entered into between the Company and Janssen-Meyers Associates, L.P. ("Janssen-Meyers"). The Placement will be on a best efforts all or none basis as to 7,500,000 shares and a best efforts basis as to an additional 4,500,000 shares. It is anticipated that the price per share sold in the Placement will be between $.35 and $.38. In connection with the Placement, the Company will issue to Janssen-Meyers, seven-year warrants to acquire up to 2,750,000 shares of the Company s common stock at an exercise price of 120% of the price that shares are sold in the Placement.

In connection with the Placement, the Company also entered into a letter agreement with Capital Vision Group, Inc. ("CVG") pursuant to which the Company has agreed, among other things, to retain
CVG as its financial and business advisor upon completion of the Placement. As compensation for CVG's services, the Company agreed, contingent upon and following the completion of the Placement, to pay CVG a cash fee equal to $6,000 per month and to grant CVG seven-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $.50 per share. The Company would also pay to CVG a bonus equal to 10% of the Company s pre-tax earnings exceeding $500,000 in any given fiscal year (subject to adjustment for any fiscal year which is for a period of less than twelve months).

The proposed Placement is subject to certain conditions including shareholder approval and the restructuring of certain existing subordinated convertible and nonconvertible Debentures. This restructuring will require that such Debentures (aggregating $1,057,405) either (1) convert to common stock of the Company at an exchange rate equal to the price that shares of common stock are sold in the Placement or (2) exchange such Debentures for a new series of convertible subordinated Debentures bearing an interest rate of 11% per annum, maturing on July 1, 2000 and convertible into shares of common stock at a conversion price of $1.15 per share. To the extent that Convertible Subordinated Debenture holders elect to convert their debt into Common Stock, the Company would be required to recognize a charge equal to the value of the Common Stock issued in the conversion in excess of the value of the Common Stock that would have been currently received under the original conversion terms.

In conjunction with the approval of the Placement, and as a condition of the Placement, the shareholders will also be required to approve an Amendment to the Company s Restated Certificate of Incorporation, which will increase the amount of authorized common stock from 5,000,000 shares to 50,000,000 shares, reduce the par value of the common stock from $1.00 per share to $.01 per share and increase the authorized preferred stock from 100,000 shares to 2,500,000 shares.

As soon as practicable following the successful completion of the Placement, and subject to shareholders approval, the Company will effect a reverse stock split whereby each four shares of common stock will be combined into one share of common stock. The amended par value will remain at $.01 per share.

Proceeds from the proposed Placement, after related expenses, will be used: (1) to reduce trade accounts payable, (2) to reduce amounts outstanding under the revolving line of credit facility and (3) as additional working capital, as deemed appropriate by the Company.


                SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                   THE HARVEY GROUP INC. AND SUBSIDIARIES

  COL. A              COL. B       COL. C                  COL. D     COL. E
                                          ADDITIONS

                                Additions   Charged to   Other
                   Balance      charged to   other       changes -     Balance
                   at beginning costs and    accounts    add (deduct)  at end
Description        of period    expenses   - describe    - describe    of period

FISCAL YEAR ENDED
  JANUARY 28, 1995
Reserves and
  allowances
  deducted from
  assets
  accounts:

Allowance for
  doubtful          $12,500      $13,000                  $(500)(1)     $25,000
  accounts

FISCAL YEAR ENDED
  JANUARY 29, 1994
Reserves and
  allowances
  deducted from
  asset
  accounts:
  Allowance for
  doubtful
  accounts          $10,000      $11,488                  $(8,988)(1)   $12,500

FISCAL YEAR ENDED
  JANUARY 30, 1993
Reserves and
  allowances
  deducted from
  asset accounts:
  Allowance for
  doubtful
  accounts          $95,000                $43,717 (2)   $(128,717)(1)  $10,000
  4% reserve for
  reduced
  commission base   180,850                               (180,850)           0


(1) Uncollectible accounts written off, net of recoveries.
(2) Uncollectible accounts written off and charged to accrued costs relating to discontinued operations.


ITEM 9. CHANGES AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers of the Company will be included in the Company s Proxy Statement (the "Proxy Statement") for its annual meeting of shareholders which is expected to be filed within 120 days from the end of the fiscal year and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy
Statement.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a)(1) and (2) LISTING OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
               SCHEDULES

The response to this portion of Item 14 is submitted under Item 8 - "Financial Statements and Supplemental Data" of this report.

(3) LISTING OF EXHIBITS*
                                                  INCORPORATED BY
                                                  REFERENCE
                                                  SEC File No. I-4626,
                                                  Filing and         Filed
Description                                       Exhibit No.       Herewith

(3) (a) Restated Certificate of                  December 1967
        Incorporation of the Registrant          8-K Exhibit 3
    (b) Certificate of Amendment to Restated     September 1968
        Certificate of Incorporation of the      8-K Exhibit 1
        Registrant
    (c) Certificate of Amendment to Restated     June 1969
        Certificate of Incorporation of the      8-K Exhibit I
        Registrant
    (d) Certificate of Amendment to Restated     May 1971
        Certificate of Incorporation of the      8-K Exhibit I
        Registrant
    (e) Certificate of Amendment to Restated     August 1971
        Certificate of Incorporation of the      8-K Exhibit I
        Registrant
    (f) Certificate of Amendment of the          July 30, 1988
        Certificate of Incorporation of The      10-Q Exhibit 3h
        Harvey Group Inc.
    (g) By-laws of The Harvey Group Inc.        July 30, 1988
        10-Q Exhibit 3f
(4) (a) Form of 10% Subordinated Debentures due January 31, 1981
        July 1, 1993                            10-K Exhibit 4
    (b) Form of Waiver and Consent given by     February 1, 1992
        the holders of the 10% Subordinated    10-K Exhibit
        Debentures due July 1, 1993            4(b)

* Exhibits are not contained herein except as noted. The Company will furnish any exhibits upon the payment of a fee equivalent to the expenses in furnishing such exhibits upon written request directed to Joseph J. Calabrese, Jr., Secretary.


(10) (a) Agreement of lease dated October 17,     January 31, 1981
          1980, between Joseph P. Day Realty      10-K Exhibit 10o
          Corp., as agent for landlord and The
          Harvey Group Inc. as tenant relating
          to the premises at 2 West 45th Street
          utilized by the Registrant as
          a retail store.  Period of lease July 1,
          1983 to June 30, 1995.
    (b) Agreement of lease dated October 18,      February 1, 1986
         1985, between Sprout Development         10-K Exhibit 10g
         Co. as landlord and Harvey
         Electronics of Paramus, Inc., as
         tenant relating to the premises at
         556 Route 17 North, Paramus, New
         Jersey 07652, utilized by the
         Registrant as a retail store.
         Period of lease November 1, 1985 to
         October 31, 1995.
    (c) Agreement of lease dated October 5,       January 28, 1989
         1988, between Puntillo Limited           10-K Exhibit 10o
         Partnership, landlord and The
         Harvey Group, Inc., as tenant
         relating to the premises at 3
         Expressway Plaza, Roslyn, New York.
         Period of lease April 1, 1989 to
         March 31, 1999.
    (d) Lease Modification Agreement made        January 28, 1989
         this 24th day of January 1989 by        10-K Exhibit 10p
         and between The Harvey Group Inc.,
         a tenant; and Puntillo Limited
         Partnership, a landlord to modify
         agreement of lease dated October 5,
         1988.
    (e) The Harvey Group Inc., 1988 Stock        July 30, 1988
         Option Plan                             10-Q Exhibit 4b
    (f) Agreement of lease dated November 2,     January 27, 1990
         1989, between Venture 600.  A Joint     10-K Exhibit 10s
         Venture General Partnership, as
         landlord and Harvey Sound Inc. as
         tenant related to the premises at
         600 Secaucus Road, Secaucus, New
         Jersey, utilized by the Registrant
         as a warehouse, outlet store and
         administrative office.  Period of
         lease January 1, 1990 to March 31,
         1999.
    (g) Assignment and Assumption Agreement      January 27, 1990
         dated May 4, 1989 by and between        10-K Exhibit 10t
         Audio Exchange of Westbury, Inc.
         (the assignor) and The Harvey
         Group, Inc. (the assignee) and
         Agreement of lease dated January 1,
         1985 between Century Investors
         Corporation, as landlord and Audio
         Exchange o Westbury, Inc., as
         tenant relating to premises at 485
         Old Country Road, Westbury,
         utilized by the Registrant as a
         retail store.
    (h) Asset Purchase Agreement, dated as       January 30, 1992
         of January 17, 1992, as amended as      Form 8-K
         of January 23, 1992, by and between     Exhibit 28.5
         The Harvey Group, Inc. and Merkert
         Enterprises, Inc.
    (i) Continuing general security              Form 10-Q for
         agreement for The Harvey Group,          the Quarter ended
         Inc. dated August 16, 1991               August 3, 1991
                                                  Exhibit 2
    (j) Continuing general security              Form 10-Q for
         agreement for Harvey Sound, Inc.         the Quarter ended
         dated August 16, 1991.                   August 3, 1991
                                                  Exhibit 3
    (k) Continuing general security              Form 10-Q for
         agreement for Harvey Electronics of      the Quarter ended
         Paramus, Inc., dated August 16,          August 3, 1991
         1991.                                    Exhibit 4
    (l) Guarantee agreement by Harvey Sound,     Form 10-Q for
         Inc. dated August 16, 1991.              the Quarter ended
                                                  August 3, 1991
                                                  Exhibit 5
    (m) Guarantee agreement by Harvey            Form 10-Q for
         Electronics of Paramus, Inc., dated      the Quarter ended
         August 16, 1991.                         August 3, 1991
                                                  Exhibit 6
    (n) Lessor's Consent, Certificate and       February 1, 1992
         Lease Modification Agreement by and     10-K Exhibit (gg)
         between LKM Expressway Plaza
         Limited Partnership (formerly known
         as Puntillo Limited Partnership),
         The Harvey Group Inc. and Merkert
         Enterprises.
    (o) Promissory Note dated May 15, 1992      February 1, 1992
         issued by The Harvey Group, Inc. to     10-K Exhibit (hh)
         Kelly Drye and Warren in the
         principal amount of $360,000.
    (p) Form of Common Stock and                Form 8-K dated
         Subordinated Convertible Debenture      August 7, 1992
         Subscription and Registration           Exhibit 28(b)
         Rights Agreement.
    (q) Form of Convertible Subordinated        Form 8-K dated
         Debenture due July 1, 1997 issued       August 7, 1992
         by The Harvey Group.                    Exhibit 28(c)
    (r) Amendment to Prime Lease and            Form 10-Q for
         Termination Agreement dated             the Quarter ended
         July 8, 1992.                           August 1, 1992
                                                 Exhibit 1
    (s) Sublease Amendment and Termination      Form 10-Q for
         Agreement dated July 8, 1992.           the Quarter ended
                                                 August 1, 1992
                                                 Exhibit 2
    (t) Assignment Agreement dated July 8,      Form 10-Q for
         1992.                                   the Quarter ended
                                                 August 1, 1992
                                                 Exhibit 3
    (u) Consent and Release Agreement with      Form 10-Q for
         National Westminster Bank USA dated     the Quarter ended
         July 1, 1992.                           August 1, 1992
                                                 Exhibit 4
    (v) Exchange Agreement between The          Form 10-K
         Harvey Group and Windcrest Partners     January 30, 1993
                                                 Exhibit (kk)
    (w) Employment Agreement between The        Form 10-K
         Harvey Group and Arthur Shulman.        January 30,
                                                 1993 Exhibit (ll)
    (x) Letter Agreement, dated April 16,       Form 10-K
         1993, between The Harvey Group and      January 30,
         Merkert Enterprises, Inc.               1993 Exhibit (mm)
    (y) Consent to Extension of Maturity and    Form 10-K
         letter of Transmittal dated July       January 30,
         28, 1992.                              1993 Exhibit (nn)
    (z) Store Financing Loan Agreement dated    Form 10-Q for
        August 31, 1993.                         the Quarter ended
                                                 July 31, 1993
    (aa) Subordinated Convertible Promissory    Form 10-Q for
          Note dated August 31, 1993.            the Quarter ended
                                                 July 31, 1993
    (bb) Security Agreement between The Harvey  Form 10-Q for
          Group Inc.                             the Quarter ended
          and Interequity Capital Partners, L.P. July 31, 1993
          dated August 31, 1993.
    (cc) Security Agreement between Harvey Sound Form 10-Q for
          Inc. and Interequity Capital Partners,  the Quarter ended
          L.P. dated August 31, 1993.             July 31, 1993
    (dd) Unlimited Continuing Guaranty by Harvey Form 10-Q for
          Sound Inc. dated August 31, 1993.       the Quarter ended
                                                  July 31, 1993
    (ee) Third Party Pledge Agreement            Form 10-Q for
          (intercreditor agreement between The    the Quarter ended
          Harvey Group Inc., Interequity Capital July 31, 1993 Partners, L.P. and National Westminster
          Bank U.S.A. dated August 31, 1993
    (ff) License Agreement dated July 30, 1993.  Form 10-Q for
                                                  Quarter ended
                                                  July 31, 1993
    (gg) Loan and Security Agreement between     Form 10-K
          Congress Financial Corporation and      January 30,
          The Harvey Group Inc. and Harvey Sound  1994 Exhibit
          Inc. dated May 2, 1994.                 (qq)
    (hh) Guarantee to Congress Financial         Form 10-K
          Corporation by The Harvey Group Inc.    January 30,
          dated May 2, 1994                       1994 Exhibit (rr)
    (ii) Guarantee to Congress Financial         Form 10-K
          Corporation by Harvey Sound Inc.        January 30,
          dated May 2, 1994                       1994 Exhibit (ss)
    (jj) Subordination and Intercreditor         Form 10-K
          Agreement between Congress Financial    January 30,
          Corporation, National Westminster       1994 Exhibit (tt)
          Bank U.S.A. and Interequity Capital
          Partners, L.P., dated May 2, 1994.
    (kk) Amendment Agreement to Interest Bearing Form 10-K
          Grid Not dated August 16, 1991 with     January 30,
          National Westminster Bank U.S.A.        1994 Exhibit (uu)
          dated May 2, 1994.
    (ll) Waiver and Amendment Agreement to Store Form 10-K
          Financing Loan Agreement dated          January 30,
          August 31, 1993, dated May 2, 1994.     1994 Exhibit (vv)
    (mm) Amendment to Asset Purchase Agreement   Form 10-K
          dated January 17, 1992 between Merkert  January 30,
          Enterprises Inc. and The Harvey Group   1994 Exhibit (ww)
          Inc., dated May 2, 1994.
    (nn) Promissory Note issued by Harvey E.     Form 10-K
          Sampson to T Harvey Group Inc. dated    January 30,
          May 2, 1994.                            1994 Exhibit (xx)
    (oo) Limited Guarantee by Harvey E. Sampson  Form 10-K
          to Congress Financial Corporation       January 30,
          dated May 2, 1994.                      1994 Exhibit (yy)
    (pp) Stock Pledge Agreement between The      Form 10-K
          Harvey Group Inc. and Congress          January 30,
          Financial Corporation dated May 2,      1994 Exhibit (zz)
          1994.
    (qq) Supplemental Store Financing Loan       Form 10-Q for the
          Agreement date August 30, 1994.         Quarter ended
                                                  July 30, 1994
                                                  Exhibit 1
    (rr) Subordinated Promissory Note dated      Form 10-Q for the
          August 30, 1994.                        Quarter ended
                                                  July 30, 1994
                                                  Exhibit 2
    (ss) Amendment No. 1 to the Subordination    Form 10-Q for the
          and Intercreditor Agreement between     Quarter ended
          The Harvey Group Inc., Congress         July 30, 1994
          Financial Corporation InterEquity       Exhibit 3
          Capital Partners, L.P. and National
          Westminster Bank U.S.A. dated
          August 30, 1994.
    (tt) Warrant Agreement dated August 30,      Form 10-Q for the
          1994 between The Harvey Group Inc.      Quarter ended
          and InterEquity Capital Partners, L.P.  July 30, 1994
                                                  Exhibit 4
    (uu) Lease Agreement dated September 2,      Form 10-Q for the
          1994 between Musart Associates and      Quarter ended
          The Harvey Group Inc.                   July 30, 1994
                                                  Exhibit 5
    (vv) Letter Agreement dated March 10, 1995,  March 10, 1995
          by and between The Harvey Group Inc.    Form 8-K
          and Janssen-Meyers Associates, L.P.     Exhibit 99.1
    (ww) Letter Agreement dated March 9, 1995,   March 10, 1995
          by and between The Harvey Group Inc.    Form 8-K
          and Capital Vision Group.               Exhibit 99.2
    (xx) Press Release dated March 13, 1995,     March 10, 1995
          issued by The Harvey Group Inc.         Form 8-K
                                                  Exhibit 99.3
    (yy) Lease Modification and Extension                             x
          Agreement dated January 26, 1995
          between Joseph P. Day Realty Corp. and
          The Harvey Group Inc.

(21) Subsidiaries of the Registrant as required by Regulation S-K of Item
     601.

(23) Consent of Ernst & Young LLP, Independent Auditors.

    (b) Reports on Form 8-K filed in the Fourth
        Quarter of Fiscal Year Ended
        January 28, 1995

        No reports on Form 8-K were filed
        during the fourth quarter
        of the fiscal year ended January 28, 1995

    (c) Exhibits

        Exhibits as required by Item 601 of the Regulation S-K are listed in Section (a)(3) above.

    (d) Financial Statement Schedules

        The response to this portion of Item 14 is submitted under
        Item 8 - "Financial Statements and Supplemental Data" of this report.


                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Harvey Group Inc.
                                    _____________________________________
                                                             (Registrant)

                                    /s/ Arthur Shulman        May 8, 1995
                                    ______________________________________
                                    Arthur Shulman, President      (Date)
                                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Joseph J. Calabrese, Jr.                                May 8, 1995
__________________________________________      __________________________
Joseph J. Calabrese, Jr., Vice President,                         (Date)
    Secretary, Chief Financial Officer, Chief
    Accounting Officer


/s/  Michael E. Gellert                                      May 8, 1995
____________________________________________     ___________________________
Michael E. Gellert, Director                                      (Date)


/s/  Mark N. Kaplan                                          May 8, 1995
____________________________________________     ___________________________
Mark N. Kaplan, Director                                          (Date)


/s/  William F. Kenny III                                    May 8, 1995
____________________________________________     ___________________________
William F. Kenny, III, Director                                   (Date)


/s/  Harvey E. Sampson                                       May 8, 1995
____________________________________________     ___________________________
Harvey E. Sampson, Chairman of the Board                          (Date)


/s/  Arthur Shulman                                          May 8, 1995
____________________________________________     ___________________________
Arthur Shulman, Director                                          (Date)



EXHIBIT INDEX

Exhibit No.      Description

10  (yy)  Lease Modification and Extension
          Agreement dated January 26, 1995
          between Joseph P. Day Realty Corp.
          and The Harvey Group Inc.

21        Subsidiaries of the Registrant as
          required by Regulation S-K Item 601.

23        Consent of Ernst & Young LLP,
          Independent Auditors