Form 10-K/A
period 1995-01-28
HARVEY GROUP INC
filed 1995-05-30
CIK 46043

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                ___________

                                FORM 10-K/A

                             AMENDMENT NO. 1 TO

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED JANUARY 28, 1995    COMMISSION FILE NUMBER 1-4626

                                ___________

                           THE HARVEY GROUP INC.

           (Exact name of registrant as specified in its charter)

               NEW YORK                                13-1534671
     (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)                Identification No.)

          600 SECAUCUS ROAD
         SECAUCUS, NEW JERSEY                             07094
    (Address of Principal Executive Offices)            (Zip Code)

    Registrant's telephone number, including area code:  (201) 865-3418

       Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                        WHICH REGISTERED

Common Stock (par value $1 per share)            American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None



             INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15
        (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

             INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

             BASED ON THE CLOSING PRICE ON May 30, 1995, THE
        AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES OR THE REGISTRANT WAS $686,709.

             THE NUMBER OF COMMON SHARES OUTSTANDING OF THE
        REGISTRANT WAS 3,164,887 AS OF May 30, 1995.

             DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

             This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 to include information for Items 10, 11, 12 and 13 of such Form which were intended to be included in the Proxy Statement for the 1995 Annual Meeting. The Registrant amends the Form 10-K for such information as the Proxy Statement will not be filed before 120 days after the fiscal year end.

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Directors of the Company hold office until the annual meeting of shareholders following their election or appointment and until their successors have been duly elected and qualified. Officers of the Company are elected by the Board of Directors of the Company and serve at its discretion. The names, ages, positions held with the Company, period of time such positions have been held and business experience during the past five years for the directors, officers and significant employees of the Company serving as of May 30, 1995, are as follows:

        DIRECTORS (1)

        Michael E. Gellert            Age 64    Shares Owned-630,892(2)
        General Partner                         % of Class 19.47
        Windcrest Partners
        Director since 1967

        Mr. Gellert received an A.B. from Harvard University in 1953 and an M.B.A. from the Wharton School of Finance and Commerce in 1955. He is currently a general partner with Windcrest Partners. Prior thereto, he was an executive director of Drexel Burnham Lambert Incorporated for more than five years. He is a director of Humana Inc., Devon Energy Corp., Regal Cinemas, Premier Parks, Seacor, Inc. and Putnam Trust Company.

        Mark N. Kaplan                Age 65    Shares Owned--42,280
        Partner, Skadden, Arps, Slate,          % of Class 1.31
        Meagher & Flom
        Director since June 1985

        Mr. Kaplan received his A.B. degree from Columbia University and his LL.B. from Columbia Law School. He has been a partner with Skadden, Arps, Slate, Meagher & Flom since 1979. He is a director of Grey Advertising Inc., REFAC Technology Development Company, American Biltrite Inc., Volt Information Services, Inc., USA Mobile Communications Holdings, Inc. Congeleum Corporation and Diagnostic/Retrieval Systems Inc.

        William F. Kenny, III         Age 64    Shares Owned--49,025
        Consultant to the Oil Industry          % of Class 1.51
        Director since 1975

        Mr. Kenny received his education at Princeton University. For twenty-two years prior to December 31, 1991, he was president of Meenan Oil Co., Inc., one of the nation's largest independent retail and wholesale distributors of heating oil. Mr. Kenny is a director of the Empire State Petroleum Association, Petroleum Research Foundation and the East Coast Energy Council. He is president of the Independent Fuel Terminal Operators Association and the Metropolitan Energy Council.

        Harvey E. Sampson             Age 66    Shares Owned--233,646
        Chairman of the Board of                % of Class 7.21
        the Company
        Director since 1961

        Mr. Sampson graduated from Cornell University in 1951. His entire business career has been with the Company, which he joined in 1953. Mr. Sampson is a member of the Board of Trustees of Cornell University and a member of the Joint Board of the New York Hospital--Cornell Medical Center. Mr. Sampson is a director of The Weiss, Peck & Greer Mutual Funds.

        Arthur Shulman                Age 45    Shares Owned--42,708(3)
        Chief Executive                         % of Class 1.32
        Officer, President
        and Chief Executive
        Officer of the Company
        Director since January 1991

        Mr. Shulman received a B.A. from the University of Wisconsin and attended the M.B.A. program at Northwestern University. He joined Harvey Electronics in 1985 and was named vice president of store operations in 1986. In 1988 he became executive vice president and was named president of Harvey Electronics in January 1991. On March 31, 1992, the Board of Directors elected Mr. Shulman as President and Chief Operating Officer of the Company. On July 18, 1994, Mr. Shulman became Chief Executive Officer of the Company. Mr. Shulman is also currently a director of Assured Systems and Treasurer of the Professional Audio Retailers Association.
        ____________

             (1) All shareholdings are of Common Stock as of May 30, 1995. All executive officers and directors as a group own an aggregate of 1,052,751 shares (32.5%) which includes 75,333 shares which may be acquired upon exercise of stock options.

             (2) Includes 613,001 shares beneficially owned by Windcrest Partners, a limited partnership of which Mr. Gellert is a general partner and in which he has a substantial interest (see "SECURITY
                  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT").

             (3) Includes 33,333 shares which Mr. Shulman has the right to acquire upon the exercise of stock options.

        EXECUTIVE OFFICERS

        Harvey E. Sampson             See information above under
        Chairman of the Board              "Directors"

        Arthur Shulman                See information above under
        Chief Executive Officer            "Directors"
        and President

        Joseph J. Calabrese, Jr.      Age 35    Shares Owned--26,000(1)
        Vice President of                            % of Class .80
        Finance, Secretary,
        Treasurer and Chief
        Financial Officer

        Mr. Calabrese received his B.S. from Adelphi University in 1981 and has been a certified public accountant since 1983. He joined the Company in 1989 as Corporate Controller and on March 31, 1992 was appointed Vice President, Secretary and Chief Financial Officer. From 1981 to October 1989, he was with Ernst & Young, (the Company's independent auditors) and held the position of Senior Manager in 1988 and 1989. Mr. Calabrese was associated with the audit of the Company during such time. Mr. Calabrese is a member of the American Institute of Certified Public Accountants and The New York State Society of Certified Public Accountants.

        Andrew S. Cowan (2)           Age 37    Shares Owned--14,000(1)
        Vice President of Operations            % of Class .43

        Mr. Cowan joined Harvey Electronics in 1987 as manager of the Paramus retail store. In 1989 he was promoted to store manager of the flagship store in New York City. In 1991 he was promoted to General Manager of store operations and in August 1992 he was named Vice President of Operations.
        Prior to joining Harvey Electronics, Mr. Cowan was with another New York metropolitan area electronics retailer, and prior to that he was operations manager for a major New York City computer retailer. Mr. Cowan attended Fairleigh Dickinson College in Teaneck, New Jersey.

        Franklin C. Karp              Age 41    Shares Owned--14,200(1)
        Vice President of                       % of Class .44
        Merchandising

        Mr. Karp joined Harvey Electronics in 1991 as merchandising manager. He was promoted to Vice President of Merchandising in August 1992. Prior to joining Harvey Electronics, Mr. Karp worked for another New York metropolitan area electronics retailer for 19 years as merchandising manager. Mr. Karp attended Hunter College in New York City.
        ____________

             (1) Includes 14,000 shares under option for each of Mr. Calabrese, Mr. Cowan and Mr. Karp as these options are currently exercisable.

             (2) Effective May 22, 1995, Mr Cowan resigned his position with the Company.

        COMPLIANCE WITH SECTION 16

             Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they filed. To the Company's knowledge, based solely on review of copies of these reports furnished to the Company during the fiscal year ended January 28, 1995, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

        ITEM 11.  EXECUTIVE COMPENSATION.

        COMPENSATION OF DIRECTORS

             Fees for Board Service. Directors who are employees of the Company receive no additional compensation for service on the Board of Directors. Non-employee directors of the Company receive $1,250 for each Board meeting attended, including committee meetings.

        COMPENSATION OF EXECUTIVE OFFICERS

                  The following table sets forth the compensation for the Company's chief executive officer and the highest paid executive officers whose compensation for the fiscal year (fifty two weeks) ended January 28, 1995 exceeded $100,000:

                         SUMMARY COMPENSATION TABLE

                                                        Long-
                                                        Term
                                                       Compens-
                                       Annual           ation
                                    Compensation        Awards
                              _______________________________________
                                                  Other                 All
                                                  Annual               Other
                                                  Compens-            Compens-
              Name and                      Bonus  ation    Options/   ation
         Principal Position  Year Salary($) ($)(1) ($)(2)   SARs(#)    ($)(3)
_______________________________________________________________________________
Harvey E. Sampson(4). . . .  1995 $85,000      0     --        0         1,247
  Chairman of the Board      1994 $120,820  $  0     --        0       $34,918
                             1993 $169,717  $  0     --        0       $35,826

Arthur Shulman  . .          1995 $175,000     0   $14,921     0         2,117
  Director, Chief            1994 $175,000  $  0   $17,984     0       $ 3,450
  Executive Officer,         1993 $175,000  $  0   $19,462   50,000    $ 4,057
  President

        _______________

        (1) Bonus for the Named Executives includes accrued bonus at the end of each fiscal year.

        (2) Perquisites received by Mr. Sampson are below the minimum required reporting threshold. The value of perquisites received by Mr. Shulman within the required reporting threshold includes $11,170 -1995 and $11,822-1994 in Company lease payments for an automobile and $1,474-1995 and $3,885-1994 in medical reimbursements under an executive medical plan.

        (3) Amounts represent matching contributions made to the Named Executives under the Company's Savings and Investment Plan with the exception of the amount reported for Mr. Sampson which includes $1,247 - 1995, $3,456-1994, $4,364-1993 in matching contributions by the Company under the Savings and Investment Plan and $31,462 in premiums paid by the Company in fiscal 1994 and 1993 under certain life insurance plans. Under the deferred compensation agreement, Mr. Sampson will be entitled to receive the following salary continuation benefits in addition to any benefits he may be entitled to under the Company's Savings and Investment Plan; (i) upon retirement, $246,731, payable in 120 equal monthly installments, (ii) upon total and permanent disability prior to retirement, $123,366, payable in 120 equal monthly installments and (iii) upon termination of his employment (other than as a result of his voluntary resignation, death or discharge for cause), a severance payment, based upon his years of service, not to exceed $246,731, payable in 12 equal monthly installments. Under certain circumstances, if Mr. Sampson dies before receiving all of the specified installments, the remaining amount of benefits will be paid to his designated beneficiary. See "Compensation Committee Interlocks and Insider Participation" below for information regarding the purchase of certain life insurance policies by Mr. Sampson from the Company.

        (4) Due to the sale of the Company's food brokerage division and the resulting reduction in size of the Company, Mr. Sampson's salary was reduced from $225,000 to $145,000 in fiscal 1993. Mr. Sampson's salary was then reduced at various intervals to $100,000 in fiscal 1994 and was further reduced to $85,000 for fiscal 1995.

        EMPLOYMENT CONTRACTS AND TERMINATION OF
        EMPLOYMENT ARRANGEMENTS

                  A description of Mr. Sampson's deferred
        compensation arrangement is set forth in footnote (3) to the Summary Compensation Table above.

                  Mr. Shulman entered into an employment agreement with the Company for an initial term of three years commencing on November 4, 1992 with automatic one-year extensions in each subsequent year through November 4, 2002. The agreement provides for a lump sum separation payment upon the termination of Mr. Shulman other than for Cause or for Good Reason, as such terms are defined in the agreement. The payment will be equal to two years of base compensation at the rate in effect on the date of termination, or if termination occurs in the first year of the initial term of the agreement, the unpaid salary for the unexpired portion of the initial term of the employment agreement. Upon any such termination of employment, Mr. Shulman would also be entitled to receive all accrued amounts under any of the Company's compensation plans at the time such payments are due and a lump sum consisting of unpaid but allocated awards under the Company's incentive plans and the pro rata portion of contingent incentive award compensation for any uncompleted award periods.

                  In the event of termination because of death, Disability or by Mr. Shulman for any reason other than Good Reason, as such terms are defined in the agreement, Mr. Shulman shall be entitled to receive his base compensation through the date of such termination and any benefits to which he is otherwise entitled under the Company's insurance, disability, or other compensation plans then in effect.

        STOCK OPTION PLANS

                  The following table provides information concerning individual grants of stock options under the Company's 1988 Stock Option Plan made during the 1995 fiscal year to the Company's Named Executives.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                           Individual Grants
                                  ___________________________________________
                                           % of Total
                                            Options/
                                              SARs
                                            Granted to
                                  Options/   Employees  Exercise
                                   SARs       in        or Base
                 Name and         Granted   Fiscal Year  Price    Expiration
            Principal Position     (1)($)      1995      ($/Sh)     Date

        Harvey E. Sampson . . . .     0         0%         --        --
          Chairman of the Board

        Arthur Shulman  . . . . .     0         0%         --        --
          Director, Chief
          Executive
          Officer and President

        _____________________

          (1) No Stock Options or SARs were granted to the named executive officers during fiscal 1995.

                  The following table provides information concerning the exercise of stock options under the Company's 1988 Stock Option Plans during the 1995 fiscal year by the Company's Named Executives and the number and year-end value of unexercised stock options held by the Named Executives:

        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES



                                                  Individual Grants
                                             ________________________________
                                                  Number of      Value of
                                                Unexercised     Unexercised
                                               Options/SARs    In-the-Money
                                                at Fiscal      Options/SARs
                            Shares              Year End (#)    at Fiscal
                           Acquired    Value   Exercisable(E)  Exercisable(E)
           Name and       on Exercise Realized Unexercisable   Unexercisable
     Principal Position    (#)(1)       ($)           (U)          (U)(2)
  __________________________________________________________________________
     Harvey E. Sampson . . .   0        $0                           -E
      Chairman of the Board             $0                           -U

     Arthur Shulman  . . . .   0        $0                           -E
      Director, Chief Executive         $0                           -U
      Officer and President
        _____________________

             (1)  There were no option exercises by the Named
                  Executives during 1995 fiscal year.

             (2) The exercise price of all outstanding options was greater than the Company's stock price on January 28, 1995.


        THE HARVEY GROUP INC. SAVINGS AND INVESTMENT PLAN

                  The Company previously maintained a profit sharing plan for eligible employees of The Boerner Company ("Boerner Division"). This plan was amended during fiscal 1986 to include employees of the entire Company. The profit sharing plan, now called The Harvey Group Inc. Savings and Investment Plan, as amended, now includes a defined contribution and 401(k) provision.

                  An employee is eligible to participate in the plan after he or she has attained age twenty-one and has completed one (1) year of service with the Company. The Board of Directors of the Company may elect to provide for those participants who are employed full time by the Company, as of the last day of the plan year, a contribution of up to three percent (3%) of each employee's compensation. The election by the Board of Directors is based solely on the performance of the Company. For the fiscal year ended January 28, 1995, no defined contribution percentage was contributed by the Company. In addition, employees participating in the salary deferral aspect of the plan, may elect to defer up to fifteen percent (15%) of their salary, and the Company shall match fifty percent (50%) of the first six percent (6%) that they defer. On January 1, 1993, the Plan was amended making the percentage of matching 401(k) contribution by the Company variable, at the discretion of its Board of Directors. Effective October 1, 1993, the Company's Board of Directors elected to reduce the matching 401(k) contribution to 25% of the first 6% of the amount contributed by participants. Effective January 1, 1995, the Company's Board of Directors temporarily elected to eliminate the employer 401(k) match on employee contributions. Employee contributions, the Company's contribution and the earnings thereon, will be paid-out upon the employee's termination of employment, retirement, death, disability or, if elected, while still employed by the Company upon attaining age 591/2. Employees will be one hundred percent (100%) vested at all times in the full value of their salary deferral account. After seven (7) years of service with the Company, employees will be fully vested in the Company's matching and defined contribution accounts. Due to the sale of the Boerner Division, all participants who terminated during fiscal 1993 had become fully vested in their related benefit accounts.

                  During the five year period ended January 28, 1995, the Company incurred approximately $825,000 on behalf of The Harvey Group Inc. Savings and Investment Plan, as amended. Information relating to amounts contributed on behalf of the executive officers of the Company under The Harvey Group Inc. Savings and Investment Plan is included in the cash compensation table set forth in the section "Compensation of Executive Officers."

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  The Company retained the law firm of Skadden, Arps, Slate, Meagher & Flom, of which Mark N. Kaplan (nominee for director) is a partner, to provide certain legal services to the Company during the fiscal year ended January 28, 1995. Legal fees that were paid to the firm by the Company did not exceed 5% of the firm's gross revenue.

                  In connection with the Company's successful refinancing, on May 2, 1994 Harvey E. Sampson, the Company's Chairman of the Board, purchased from the Company certain life insurance policies and their related cash surrender values ($153,371). In consideration, the Company received a promissory note bearing interest at 6% from Mr. Sampson, to be repaid in six equal installments beginning January 1, 1996. Interest and principal payments on the note were pledged to Congress Financial Corporation (the Company's principal lender) by the Company and, in addition, Mr. Sampson provided a limited guarantee of up to $150,000 to Congress relating to the revolving credit facility.

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.

        FIVE PERCENT SHAREHOLDERS

                  The following table sets forth information with respect to beneficial ownership of the Common Stock as of May 30, 1995 by each person (or group of affiliated persons) who is known to Harvey to beneficially own more than 5% of the outstanding shares of Common Stock.

                         NAME AND ADDRESS      NUMBER OF SHARES   % OF
        TITLE OF CLASS  OF BENEFICIAL OWNER   BENEFICIALLY OWNED CLASS

        Common Stock    Windcrest Partners. . . .  613,001        18.92
                        122 East 42nd St.
                        New York, New York 10168

        Common Stock    Harvey E. Sampson  . . . . 233,646         7.21
                        c/o The Harvey Group, Inc.
                        600 Secaucus Road
                        Secaucus, N.J. 07094

        DIRECTORS AND MANAGEMENT

                  The following table set forth information with respect to beneficial ownership of the Common Stock as of May 30, 1995 by each director of the Company and by all directors and executive officers of the Company as a group.

                                          Amount and
                                          Nature of
                                          Beneficial    Percent of
        Name                              Ownership(1)  Class
        ____                              ____________  ___________

        Joseph J. Calabrese, Jr.             26,000            *
        Andrew S. Cowan                      14,000            *

        Michael E. Gellert (2)              630,892        19.47
        Mark N. Kaplan (3)                   42,280         1.31

        Franklin C. Karp                     14,025            *

        William F. Kenny, III                49,025         1.51
        Harvey E. Sampson                   233,646         7.21

        Arthur Shulman                       42,708         1.32

        All directors and                 1,052,751         32.5
         executive officers as a
         group (8 persons)(4) .....
        _______________

        (*)  Less than 1%.

        (1) Unless otherwise indicated, the persons named have sole voting and investment power over the shares listed opposite their names. Includes 14,000 shares under presently exercisable options for each of Mr. Calabrese, Mr. Cowan and Mr. Karp and 33,333 shares under presently exercisable options for Mr. Shulman.

        (2) Includes 613,001 shares beneficially owned by Windcrest Partners, a limited partnership of which Mr. Gellert is a general partner and in which he has a substantial interest.

        (3) Harvey retained the law firm of Skadden, Arps, Slate, Meagher & Flom, of which Mr. Kaplan is a partner, to provide certain legal services to Harvey during the fiscal year ended January 28, 1995. Legal fees that were paid to the firm by Harvey did not exceed 5% of the firm's gross revenue.

        (4) Includes 75,333 shares which may be acquired upon exercise of presently exercisable options.

        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  In connection with the refinancing that Company completed on May 2, 1994 (see Note 4 of the Annual Report on Form 10-K), the Chairman of the Board ( officer ) purchased from the Company certain life insurance policies and their related cash surrender values ($153,371). In consideration, the Company received a promissory note bearing interest at 6% from such officer, which is included in other long-term assets, to be repaid in six equal installments beginning January 1, 1997. Interest and principal payments on the note were pledged to Congress Financial Corporation ("Congress") by the Company and, in addition, the officer provided a limited guarantee of up to $150,000 to Congress relating to the revolving credit facility.

                  Legal fees payable to a law firm, Skadden, Arps, Slate, Meagher & Flom, a partner of which is a director/shareholder/Debenture holder of the Company were $239,000 and $210,000, at January 28, 1995 and January 29,
        1994, respectively.


                                  SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 1995.

                                        THE HARVEY GROUP INC.

                                        /s/ Joseph J. Calabrese, Jr.
                                        ________________________________
                                        NAME:   Joseph J. Calabrese, Jr.
                                        TITLE:  Vice President and Chief
                                                Financial Officer

        Date:  May 30, 1995