Form 10-Q
period 1995-04-29
HARVEY GROUP INC
filed 1995-06-20
CIK 46043

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 29, 1995         Commission file number 1-4626

                           THE HARVEY GROUP INC.
           (Exact name of registrant as specified in its charter)

            New York                                  13-1534671
(State of other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

600 Secaucus Road, Secaucus, New Jersey                    07094
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code      201-865-3418

_________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant -- (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X                                 No ____

Number of shares of common stock of the registrant outstanding as of June 10, 1995.

          Common stock par value $1 per share -- 3,164,887 shares.


ITEM 1.  FINANCIAL STATEMENTS

                   PART I QUARTERLY FINANCIAL INFORMATION

                   THE HARVEY GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

(In thousands of dollars
  except per share data)

                                                     Thirteen Weeks
                                                          Ended
                                                 __________________________
                                                 April 29,       April 30,
                                                   1995            1994
                                                 __________________________
REVENUES
Net sales                                        $    5,160      $    5,137
Interest and other income                                26              27
                                                 __________________________
                                                      5,186           5,164

COST AND EXPENSES
Cost of sales                                         3,461           3,463
Selling, general and administrative expenses          2,074           1,917
Interest expense                                        126             101
                                                 __________________________
                                                      5,661           5,481
                                                 __________________________
(Loss) before income taxes                       $     (475)     $    (317)
Income taxes                                             -              -
                                                 __________________________
Net (loss)                                       $     (475)     $    (317)
Net (loss) per common and common
   equivalent share:
Net (loss)                                       $     (.15)     $    (.10)

Weighted averaged number of common shares
   and common equivalent shares outstanding
   during the period                              3,164,887       3,164,887
                                                 __________________________
Dividends per common share                            None           None

See accompanying notes.


                   The Harvey Group Inc. and Subsidiaries
                        Consolidated Balance Sheets

(In thousands of dollars)
                                                  April 29,     January 28,
                                                    1995            1995
                                                ___________________________
                                                (Unaudited)        (Note)

Assets
Current assets:
   Cash and cash equivalents                    $    35         $    75
   Trade receivables, less allowance
      of $25 and $25                                677             608
   Inventories                                    3,805           3,695
   Amount due from Merkert Enterprises,
      including interest receivable of
      $3 and $1                                      90              88
   Prepaid expenses and other current
      assets                                        189             217
                                                ___________________________
Total current assets                              4,796           4,683

Property, plant and equipment, at cost:
   Leasehold improvements                         1,945           1,941
   Furniture, fixtures and equipment              1,946           1,927
                                                ___________________________
                                                  3,891           3,868

Less accumulated depreciation and
   amortization                                   2,785           2,698
                                                ___________________________
                                                  1,106           1,170
                                                ___________________________
Certificate of deposit, including
   interest receivable of $10 and $7                210             207
Equipment under capital leases, less
   accumulated depreciation of $279 and
   $272                                             102             123
Amount due from Merkert Enterprises                  68              68
Other, less accumulated amortization
   of $500 and $587                                 792             824
                                                ___________________________
Total assets                                    $ 7,074         $ 7,075


See accompanying notes.

Note: The balance sheet as of January 28, 1995 has been derived from the audited consolidated financial statements at that date.


                   The Harvey Group Inc. and Subsidiaries
                  Consolidated Balance Sheets (continued)

(In thousands of dollars)
                                                  April 29,     January 28,
                                                    1995            1995
                                                ___________________________
                                                (Unaudited)        (Note)

Liabilities and Shareholders' (Deficit)
Current liabilities:
   Trade accounts payable                       $  3,139        $  2,536
   Accrued expenses and other current
     liabilities                                     805             811
   Income taxes                                       11              11
   Accrued costs related to discontinued
     operations                                      136             136
   Current portion of long-term liabilities          565             530
   Current portion of capital lease
     obligations                                      61              74
                                                ___________________________
Total current liabilities                          4,717           4,098

Long-term liabilities:
   Long-term debt                                  3,150           3,314
   Accrued costs related to discontinued
     operations                                      252             257
   Other liabilities                                 609             581
                                                ___________________________
                                                   4,011           4,152

Capital lease obligations                             39              43

Shareholders' (deficit):
   Preferred stock, par value $20 per
     share; authorized 100,000 shares;
     none issued
   Common stock, par value $1 per share;
     authorized 5,000,000 shares; issued
     3,498,968 shares                              3,499           3,499
   Capital in excess of par                        5,899           5,899
   Retained (deficit)                            (10,225)         (9,750)
                                                ___________________________
                                                    (827)           (352)
   Less treasury stock, at cost
     (334,081 and 334,081 shares)                   (866)           (866)
                                                ___________________________
Total shareholders' (deficit)                     (1,693)         (1,218)
                                                ___________________________
Total liabilities and shareholders'
   (deficit)                                    $  7,074        $  7,075

See accompanying notes

Note: The balance sheet as of January 28, 1995 has been derived from the audited consolidated financial statements at that date.


                   The Harvey Group Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                                (Unaudited)

(In thousands of dollars)
                                                   Thirteen Weeks Ended
                                                ___________________________
                                                  April 29,       April 30,
                                                    1995            1995
                                                ___________________________

Operating activities
Net (loss)                                      $  (475)        $  (317)
Adjustments to reconcile net (loss)
   to net cash used in operating
   activities:
Depreciation and amortization                       160             124
Provision for sales tax and warranty
   reserves                                          12               -
Provision for deferred compensation plans             3               3
Payments on covenant not to compete,
   consulting and deferred compensation
   arrangements                                       -             (18)
Net payments relating to discontinued
   operations                                        (5)             (3)
Payments of restructured legal costs                (20)            (16)
Straight-line impact of rent escalations             21               -
Changes in operating assets and liabilities:
   Accounts receivable                              (69)            240
   Accrued interest receivable                       (5)             (7)
   Inventories                                     (106)           (364)
   Prepaid expenses and other current assets         28              40
   Accounts payable                                 603             400
   Accrued expenses and other current
     liabilities and income taxes payable            (6)           (198)
                                                ___________________________
Net cash provided by (used in) operating
   activities                                       141            (116)

Investing activities
Purchase of other assets                            (24)            (20)
Purchases of property, plant and equipment          (23)            (26)
                                                ___________________________
Net cash (used in) investing activities             (47)            (46)

Financing activities
Net borrowings from revolving line of credit         36               -
Principal payments on note payable to bank
   and long-term debt                              (153)             (7)
Principal payments on capital lease
   obligations                                      (17)            (32)
                                                ___________________________
Net cash (used in) financing activities            (134)            (39)
                                                ___________________________
Decrease in cash and cash equivalents               (40)           (201)
Cash and cash equivalents at beginning
   of period                                         75             226
                                                ___________________________
Cash and cash equivalents at end of
   period                                       $    35         $    25
                                                ___________________________


Tax payments for the thirteen weeks ended April 29, 1995 and April 30, 1994 were $0 and $4,000, respectively.

Interest payments for the thirteen weeks ended April 29, 1995 and April 30, 1994 were $132,000 and $123,000, respectively.

See accompanying notes.


                   THE HARVEY GROUP INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

     1.  Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included (except adjustments that may result from the possible inability of the Company to continue as a going concern - see below). The results for such interim periods are not necessarily indicative of results to be expected for the year, due to seasonal aspects of operations of the Company.

     In addition, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and negative cash flows from operations for each of the three fiscal years ending January 28, 1995, as well as the thirteen weeks ended April 29, 1995, and anticipates that negative cash flows from operations will continue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. On June 16, 1995, the Company's shares of common stock ceased trading on the American Stock Exchange ("AMEX") as the Company did not meet AMEX's listing criteria. Management's plans in regard to these matters principally include seeking to raise additional equity through a private placement, which will require converting or extending the maturity of certain Debentures. Additionally, the Company will look to increase its sales through merchandising and marketing changes and further reduce expenses and lower inventory levels. If the Company is unable to accomplish these objectives or otherwise generate sufficient levels of cash flows from operations and/or alternative financing sources, as necessary, the Company may not be able to continue as a going concern and may be forced to informally restructure its obligations with its creditors or formally reorganize or liquidate under the United States Bankruptcy Code. The financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern.

     For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 28, 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 below.

     2.  Inventories

     Inventories have been valued based upon actual gross profit percentages applied to sales.


     ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     The Company reported a consolidated net loss for the thirteen weeks ended April 29, 1995 of $475,000 ($.15 per share) as compared to a consolidated net loss of $317,000 ($.10 per share) for the same period last year.

     Total store sales for the thirteen weeks ended April 29, 1995, inclusive of sales from the Company's new retail store which was opened in November 1994, increased 1.0% from the same period last year. Comparable store sales for the quarter ended April 29, 1995 decreased 9.5% from the same period last year. The decrease in comparable store sales is due from reduced lower margin corporate sales coupled with soft market conditions experienced throughout the industry. Additionally, sales have been negatively impacted as the Company has experienced difficulty in stocking certain inventory at desired levels.

     Cost of sales remained consistent despite increased sales from the Company's new retail store. Gross margins as a percentage of sales increased to 32.9% for the first quarter ended April 29, 1995 as compared to 32.6% for the same quarter last year. The gross profit margins increased as a result of reduced lower margin corporate sales and increased sales from warranty contracts which generate higher margins. Higher store margins were offset by a reduction of purchase discounts received from the Company's vendors, as a result of cash shortages.

     Consolidated selling, general and administrative expenses ("S,G&A expenses") for the thirteen weeks ended April 29, 1995 increased 8.2% from the same period last year, primarily from expenses relating to the Company's new retail store. Comparable S,G&A expenses decreased 2.1% as a result of the Company's ongoing and effective expense reduction program implemented in fiscal 1994.

     Consolidated interest expense increased 24.8% for the first quarter ended April 29, 1995 as compared to the same period last year. This increase is the result of a new term loan relating to the opening of the retail store in November 1994, increased interest rates and additional borrowings from the Company's revolving line of credit facility.

     Liquidity and Capital Resources

     The Company's ratio of current assets to current liabilities was
     1.02 at April 29, 1995 as compared to 1.14 at January 28, 1995. The decrease in the current ratio is primarily due to the use of cash to fund the Company's first quarter net loss.

     The Company has incurred recurring losses and negative cash flows from operations for each of the three fiscal years in the period ending January 28, 1995, as well as the thirteen weeks ended April 29, 1995, and anticipates that negative cash flows from operations will continue. The loss of liquidity has caused the Company to delay most of its payments to its suppliers of inventory and other creditors. As a result, the Company is experiencing difficulty in stocking inventory at desired levels, resulting in an adverse effect on current sales.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. On June 16, 1995, the Company's shares of common stock ceased trading on the American Stock Exchange ("AMEX") as the Company did not meet AMEX's listing criteria. Management's plans in regard to these matters principally include seeking to raise additional equity through a private placement, which will require converting or extending the maturity of certain Debentures. Although the Company previously announced that it had entered into agreements relating to a private placement seeking to raise up to $4,200,000 of new equity for the Company, in view of the Company's current financial condition, the Company does not believe that such transaction can be consummated as presently structured. However, the Company is continuing its efforts to raise equity from the parties to such previously announced transaction as well as from alternative financing sources. Additionally, the Company will look to increase its sales through merchandising and marketing changes and further reduce expenses and lower inventory levels. If the Company is unable to accomplish these objectives or otherwise generate sufficient levels of cash flows from operations and/or alternative financing sources, as necessary, the Company may not be able to continue as a going concern and may be forced to informally restructure its obligations with its creditors or formally reorganize or liquidate under the United States Bankruptcy Code. The financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern.

     For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended January 28, 1995.

     During the period, the Company was not significantly impacted by the effects of inflation.


     Part II--OTHER INFORMATION

     ITEMS 1 through 5 were not applicable in the quarter ended April
     29, 1995.

     ITEM 6--Exhibits and Reports on Form 8-K

        A.    Listing of Exhibits
              None

        B. On March 10, 1995, the Company filed Form 8-K relating to the announcement of a proposed private placement noting that the Company is seeking to raise up to $4,200,000 in equity, with the issuance of 12,000,000 shares of common stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Harvey Group Inc.

                                   By:   /s/  Joseph J. Calabrese, Jr.
                                         _____________________________
                                         Joseph J. Calabrese, Jr.
                                         Vice President of Finance,
                                         Secretary & Chief Financial
                                         Officer

                                   Date:    June 19, 1995
                                         _____________________________