Form 10KSB
HARVEY ELECTRONICS INC
filed 1998-01-30
CIK 46043

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
                                   FORM 10-KSB

                X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 1997


               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________


Commission File No. 1-4626

   Harvey Electronics, Inc. (formerly The Harvey Group Inc. and Subsidiaries)
              (Exact name of Small Business Issuer in its charter)

For the fiscal year ended November 1, 1997

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________


Commission File No. 1-4626

   Harvey Electronics, Inc. (formerly The Harvey Group Inc. and Subsidiaries)
              (Exact name of Small Business Issuer in its charter)

          New York                                    13-1534671
(State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

                 205 Chubb Avenue, Lyndhurst, New Jersey 07071

               (Address of principal executive offices) (Zip Code)



Issuer's telephone number: (201) 842-0078
Securities registered under Section 12(b) of the Exchange Act:

             None

Securities registered under Section 12(g) of the Exchange Act:

              Common Stock, $.01 par value
             (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


     State issuer's revenues for its most recent fiscal year. $15,470,942

     State the number of shares outstanding of each of the issuer's classes of common equity, as of January 28, 1998. 2,257,833

     As of January 28, 1998, the aggregate market value of the registrant's common stock was not determinable. The shares are not currently traded on a public market.

                            Harvey Electronics, Inc.

                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)


                                     Part I


     Item 1. Description of Business.


     General

     Harvey Electronics, Inc. is engaged in the retail sale, service and custom installation of high quality audio, video and home theater equipment. The equipment includes high fidelity components and systems, video cassette recorders ("VCR"), digital versatile disc players ("DVD"), direct view and projection television sets, audio/video furniture, digital satellite systems, conventional telephones and related accessories. The Company has been engaged in this business in the New York Metropolitan area for seventy years. The Company currently operates four retail stores. The two Manhattan stores are located on Broadway at 19th Street and on 45th Street at Fifth Avenue. Its other two stores are located on Route 17 in Paramus, New Jersey and on West Putnam Avenue in Greenwich, Connecticut.

     The Company's stores are designed to offer an attractive and pleasing environment and to display its products in realistic home settings commonly known in the industry as "lifestyle home vignettes." Sales personnel are highly trained professionals with extensive product knowledge. This contrasts sharply with a more rushed atmosphere and lesser-trained personnel of mass merchants.


     Bankruptcy Proceeding and Reorganization

     On August 3, 1995, the Company (then known as The Harvey Group Inc. and its subsidiaries) filed petitions for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Southern District of New York (the "Court"). This filing was the result of certain factors including but not limited to: (i) the negative effect of a $2,138,000 judgment entered against the Company; (ii) liabilities arising from The Harvey Group Inc. and its discontinued food brokerage division, which remained as liabilities of the Company, the payment of which significantly reduced cash; (iii) the recession of the early 1990's coupled with a soft market in the electronics industry, all of which resulted in losses and a shortage of cash flow; and (iv) the delisting (in June, 1995) of the Company's Common Stock from the American Stock Exchange, which delisting rendered a proposed $4.2 million equity placement untenable.

     On November 13, 1996, the Court confirmed the Company's Reorganization Plan. The Effective date of the Reorganization Plan was December 26, 1996 (the "Effective Date of Plan"), at which time the Company emerged from its Chapter 11 reorganization. At that time, Harvey Sound, Inc., the Company's subsidiary, merged into the Harvey Group Inc., and the merged entity changed its name to Harvey Electronics, Inc.

     Pursuant to the Reorganization Plan, as of the Effective Date of Plan, all of the shares of common and preferred stock of the Company were canceled. The Company amended its Restated Certificate of Incorporation to authorize, for issuance, 10,010,000 shares of capital stock as follows: (a) 10,000 shares of 8 1/2% Cumulative Convertible Preferred Stock with a par value of $1,000 per share; and (b) 10,000,000 shares of Common Stock with a par value of $.01 per share. See "Description of Securities."

     The Reorganization Plan also provided for the distribution of the Common Stock of the reorganized Company as follows: (a) 2,000,000 shares to Harvey
Acquisition   Company,   L.L.C.   ("HAC")  in   satisfaction  of  $2,822,500  of
subordinated secured financing provided to the Company during its bankruptcy proceeding; (b) 186,306 shares to the Company's unsecured creditors in satisfaction of the Company's pre-petition obligations owed to its unsecured creditors; (c) 19,962 shares to the Company's former shareholders; and (d) 51,565 shares to InterEquity Capital Partners, L.P. ("InterEquity"), a pre-bankruptcy subordinated secured creditor, in satisfaction of a Court allowed finder's fee.

     Prepetition amounts from the subordinated secured debtholders, InterEquity ($600,000) and four individuals who purchased the indebtedness from National Westminster Bank, USA ($275,000), were exchanged for 875 shares of Preferred Stock, in accordance with the Reorganization Plan.

     Other significant provisions of the Reorganization Plan included: (a) changing the close of the Company's fiscal year end from the Saturday nearest to January 31 to the Saturday nearest to October 31; and (b) adoption of a stock option plan ("Stock Option Plan"), whereby options to purchase up to 1,000,000 shares of Common Stock are authorized.


     Proposed Public Offering

     On September 15, 1997, the Company signed a letter of intent with an underwriter to sell common stock and warrants to purchase common stock in a public offering (the "Offering"). The underwriter proposes to co-manage and underwrite an offering of 850,000 shares of the Company's common stock and 1,300,000 of warrants ("Warrants") to acquire additional shares of Common Stock. The net proceeds from the Offering will be used for retail store expansion and working capital purposes.

     On December 12, 1997, the Company filed a registration statement on Form SB-2 under Commission File #333-42121 with respect to the Offering.

     Each Warrant shall be exercisable for one share of common stock at 110% of the public offering price, for a period of three years commencing two years from the effective date of the Offering. The Warrants also are redeemable (at a prescribed price) at the Company's option, two years after the effective date of the Offering ("Effective Date") if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the public offering price per share.

     At the underwriter's election, it may underwrite an additional 127,500 shares and/or 195,000 Warrants if market conditions permit. The first 27,500 of such shares would be sold by the Company and any additional shares will be sold by HAC with the proceeds to be received by HAC.

     The letter of intent provides that as compensation for the Offering, the underwriters will receive a 10% commission; a 3% non-accountable expense allowance and Warrants for 10% of the number of shares of common stock and Warrants sold to the public. These Warrants shall be non-exercisable for one year following the Effective Date and will be exercisable thereafter for a period of five years at 120% of the initial public offering price. The letter of intent also provides for the Company to pay $87,600 at the closing of the Offering, which represents consulting fees to the underwriters for a three year period commencing on the Effective Date. The underwriters also will, for a period of three years, engage two designees as advisors to the Board of Directors. Underwriting compensation is presently in negotiation.

     The Offering is subject to certain conditions, as defined in the letter of intent. There can be no assurance that this proposed offering will be completed.


     Products

     The Company offers its customers a wide selection of high-quality consumer audio, video and home theater products, the distribution of which is limited to specialty retailers (generally referred to in the industry as "esoteric brands.") The Company is one of the country's largest retailers of "esoteric brands" manufactured by Bang and Olufsen, Marantz, McIntosh, Meridian and Adcom, whose products the Company has sold for a number of years. The Company believes that it benefits from strong working relationships with these manufacturers.

     For the fifty-three weeks ended November 1, 1997, the Company's audio product sales represented approximately 74% of the Company's net sales and yielded gross profit margins of approximately 38%. The Company's video product sales represented approximately 23% of the Company's net sales and yielded gross profit margins of approximately 23%. The Company also provides custom installation of products it sells. Approximately 17% of net product sales currently involve custom installation. The labor portion of custom installation presently represents approximately 3% of net sales. The Company also sells extended warranties on behalf of third party providers. Sales of extended warranties which yield a gross profit margin in excess of 50%, represent between 1% and 2% of the Company's net sales.

     The following table shows, by percentage, the Company's net product sales attributable to each of the product categories for the periods indicated. Audio components include speakers, subwoofers, receivers, amplifiers, preamplifiers, compact disc players, cassette decks, turntables and tuners. The Company also sells digital satellite systems (DSS) which are included in the VCR/DVD/DSS category. Accessories primarily include headphones, surge protectors, blank audio and videotapes and projection screens. The miscellaneous category includes conventional telephones, answering machines, radios and other portable products.

                            Harvey Electronics, Inc.

                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)


                                          Fifty-Three        Thirty-Nine Week s Ended   Fifty-Two
                                          Weeks Ended            October 26,           Weeks Ended
                                          November 1,               1996               January 27,
                                              1997                                         1996
                                    ------------------------------------------------------------


Audio Components                      53%                    51%                   53%
Mini Audio Shelf Systems              6                      7                     8
TV and Projectors                     16                     18                    16
VCR/DVD/DSS                           6                      5                     6
Furniture                             4                      5                     5
Cable and Wire                        5                      4                     4
Accessories                           6                      4                     3
Extended Warranties                   1                      2                     2
Miscellaneous                         3                      4                     3
                                    ------------------------------------------------------------
                                      100%                   100%                  100%
                                    ============================================================


     The percentage of sales by each product category is affected by promotional activities, consumer preferences, store displays, the development of new products and elimination or reduction of existing products and, thus, a current sales mix may not be indicative of the future sales mix.

     The Company believes that it is well positioned to benefit from advances in technologies because new technologies tend to be expensive when first introduced and the Company's target customers desire and can afford such products. Three new technologies, DVD, flat screen television, and high definition television, have recently been, or will shortly be, introduced. The DVD player provides enhanced picture and sound quality in a format far more convenient and durable than videotape. The flat screen television expected to be introduced in 1998 allows a 40 inch television to be only six inches from front to back. This allows the set to be far less obtrusive and more easily integratable into the home. High definition television, which is expected to significantly improve picture quality, is expected to be introduced in the next year or two.

     The Company intends to continue its recent emphasis on custom installation which can extend from a single room audio/video system to an entire house with a combined selling price of installation, labor and product from about $5,000 to in excess of $100,000. The Company believes custom installation provides the opportunity to bundle products and increase margins. For example, rather than just selling a television with an approximate gross profit margin of 23%, custom installation enables the Company to sell to the same customer speakers at a margin exceeding 40%, accessories at a margin approximating 50% and installation labor with margins of over 60%.

     Custom installation projects frequently expand on-site, based on customers' desires during the installation. A single room home theater, for example, during the course of the installation can grow into a multi-room system with increased margins.

     Offering custom installation affords the Company a unique selling opportunity not only because it may not be available at mass merchants, but also because custom installation can generate repeat customers and customer referrals. Due to the complexity of the installation provided by the Company, customers generally remain with the Company, providing the opportunity to sell upgrades to existing customers. The recent introduction of DVD players and advanced televisions, as well as other emerging technologies, present significant opportunities for such upgrades.


     Operations


     Supplies, Purchasing and Distribution

     The Company purchases its products from approximately eighty manufacturers, ten of which accounted for approximately 56% of the Company's purchases for the fifty-three weeks ended November 1, 1997. These ten manufacturers are Adcom, Bang & Olufsen, KEF, Marantz, McIntosh, Meridian, Mitsubishi, Monster Cable, Pioneer Elite and Sony. No individual manufacturer accounted for more than 10% of the Company's purchases for the forty weeks ended November 1, 1997, but Sony, Bang & Olufsen, Marantz, Mitsubishi and Pioneer Elite each accounted for more than five (5%) percent of purchases for such period.

     The Company has entered into substantially identical dealer agreements with each of Marantz America, Inc., Audio Control, Sony, Cinemapro Corporation, Mitsubishi Electronics America, Inc., Lenbrook America, LLC (a distributor of KEF products), Pioneer Electronics (USA), Inc., NAD Electronics of America, Bang & Olufsen of America, Inc., and Niles Audio Corporation, Inc. Under each dealer agreement, the Company is authorized to sell the manufacturer's products from specified retail locations to retail customers and cannot sell the products by telephone or mail order. Each agreement is for a term of a year or two, subject to renewal or extension.

     The Company believes that competitive sources of supply would be available for many of the Company's products if a current vendor ceased to supply to the Company. However, a loss of a major source of supply of limited distribution product could have an adverse impact on the Company. The loss of Bang & Olufsen as a supplier to the Company would have a significant adverse effect to the Company because of the uniqueness of Bang & Olufsen's products.

     Due to the Company's strong relationships with many of its suppliers and its volume of purchases, the Company has also been able to obtain additional manufacturers' rebates based on volume buying levels. On occasion, the Company has been able to negotiate favorable terms on larger purchases, such as extended payment terms, additional cooperative advertising contributions or lower prices, particularly on large purchases. In addition to being a member of a consumer electronics industry buying group called Home Theater Specialists of America
(HTSA), the Company is also a member of Professional Audio Retailers Association
(PARA) and Custom Electronics Design Installation Association (CEDIA), both of which provide the Company with additional training in sales and technology.

     Purchases are received at the Company's 5,500 sq. ft. warehouse located in Fairfield, New Jersey. Merchandise is distributed to the Company's retail stores at least twice a week (and more frequently, if needed), using the Company's employees and equipment.

     The Company's management information system tracks current levels of sales, inventory, purchasing and other key information and provides management with information which facilitates merchandising, pricing, sales management and the management of warehouse and store inventories. This system enables management to review and analyze the performance of each of its stores and sales personnel on a periodic basis. The central purchasing department of the Company monitors current sales and inventory at the stores on a daily basis. In addition, the Company currently conducts a physical inventory two times a year and between such physical inventories it conducts monthly and daily cycle counts on selected types of inventory. The purchasing department also establishes appropriate levels of inventory at each store and controls the replenishment of store inventory based on the current delivery or replenishment schedule.

     The Company historically has not had material losses of inventory and does not experience material losses due to cost and market fluctuations, overstocking or technology. The Company's inventory turnover for the fifty-three week period ended November 1, 1997, was approximately 2.9 times. The Company has begun to formulate a plan with its software and service provider to address the risks associated with the year 2000 computer issue as it affects the Company's management information system, the cost of which is not expected to be significant.


     Sales and Store Operations

     Retail sales are primarily made for cash or by major credit cards. Revenues are recorded by the Company when the product or service is delivered or rendered to customers. Customer deposits are recorded as liabilities until the product is delivered, at which time a sale is recorded and the liability for the customer deposit is relieved.

     In addition, customers who qualify can obtain longer term financing with a Harvey credit card, which the Company makes available to its customers. The Harvey credit card is issued by an unrelated finance company, without recourse to the Company. The Company also periodically, as part of its promotional activities, makes manufacturer, (i.e. Mitsubishi), sponsored financing available to its customers. Generally, the cost of such financing is paid for by the Company, but manufacturers periodically participate with, and contribute to the Company in financing these promotions.

     Each store is operated by a store manager and a senior sales manager. Store managers report to a Vice President of Operations who oversees all sales and store operations, and who is further responsible for sales training and the hiring of all retail employees. Every company store has at least one in-home audio/video specialist who will survey the job site at a customer's home, design the custom installation and provide a cost estimate. Each store independently services its custom installations through a project manager and experienced installers employed at the store. All stores are staffed with professionally trained salespeople and warehouse personnel. Salespeople are paid a base salary plus commission based on gross margins.

     All stores have an on-line point of sale computer system which enables the store managers and corporate headquarters to track sales, margins, inventory levels, customer deposits, back orders, merchandise on loan to customers, salesperson performance and customer histories. Store managers perform sales audit functions before reporting daily results to the main office in Lyndhurst, New Jersey.


     Services and Repairs

     Products under warranty are delivered to the appropriate manufacturer for repair. Other repairs are sent to the manufacturers or an independent repair company. Revenues from non-warranty services are not material.

     The Company offers an extended warranty contract for most of the audio, video and other merchandise it sells, which extended warranty contract provides coverage beyond the manufacturer warranty period. Extended warranties are provided by an unrelated insurance company on a non-recourse basis to the Company. The Company collects the retail sales price of the extended warranty contract from customers and remits the customer information and the cost of the contract to the insurance company. The warranty obligation is solely the responsibility of the insurance company.


     Competition

     The Company competes in the New York Metropolitan area with mass merchants, mail order houses, discount stores and numerous other consumer electronics specialty stores. The retail electronics industry is dominated by large retailers with massive, "big box" retail facilities which aggressively discount mass merchandise. These retailers operate on narrow profit margins and high volume, driven by aggressive advertising emphasizing low prices. While nationwide industry leaders are Circuit City and Best Buys, the New York region has been dominated by local chains including P.C. Richard & Son, Nobody Beats the Wiz, J&R Music World and Tops Appliance. There is likely to be a significant change in the local environment inasmuch as Circuit City has begun to open stores in the New York market.

     Many of the competitors sell a broader range of electronic products, including computers, camcorder and office equipment, and many have substantially larger sales and greater financial and other resources than the Company. The Company competes by positioning itself as a retailer of high quality limited distribution audio and video products and by offering services such as custom installations which are not generally offered by the mass merchants.

     Very few, if any, of the audio products sold by the Company, other than radios and other portable products, are available at the mass merchants. Of the major video products sold by the Company, generally only Sony and Mitsubishi televisions are sold by the mass merchants.

     The Company seeks to reinforce its positioning by displaying its products in lifestyle home vignettes in an attractive and pleasing store environment and by offering personalized service through trained sales personnel who are fully familiar with all of the Company's products.


     Advertising

     During the late 1980's and early 1990's, the Company introduced lesser quality product lines to become more price competitive. This strategy placed it in direct competition with mass merchants. This strategy sent a mixed message to the traditional customers of the Company. Commencing in late 1995 the Company refocused its operations by returning to its traditional marketing strategy.

     The Company now uses smaller, but more frequent advertising, emphasizing image, products, and technology in the New York Times, Wall Street Journal, Village Voice, and New York Magazine. The Company also distributes direct mail advertising several times a year to reach its customer database of over 100,000. Some of the direct mail promotions are for specific manufacturers, products, or technology, and are supported by the manufacturers.

     Both the print and direct mail advertising consistently offer attractive financing alternatives on purchases on credit without interest for six or twelve months. The Company also maintains an Internet site on the World Wide Web, at http://www.harveyonline.com. The site promotes the Company's manufacturers and their products as well as the Company's retail stores and custom installation services.

     The following table shows the Company's gross advertising costs and net advertising expense as a percentage of net sales for the periods presented. Net advertising expense represents gross advertising cost less market development funds, cooperative advertising and other promotional amounts received from the manufacturers.


                                                     Fifty-Three             Thirty-Nine
                                                     Weeks Ended            Week s Ended
                                                     November 1,             October 26,
                                                         1997                    1996
                                                   --------------------------------------

Gross advertising costs                              $ 1,048,000             $ 690,000

Net advertising expenses                             $   401,000             $ 358,000
Percentage of net sales                                    2.6%                   3.9%


     As the Company repositioned itself after its reorganization, it incurred additional advertising expenses for the fifty-three weeks ended November 1, 1997 as compared to the thirty-nine weeks ended October 26, 1996. The Company has retained an outside advertising agency who is paid a monthly retainer of $9,000 plus approved expenses. This agreement expires January 31, 1999.


     Licenses and Intellectual Properties

     The Company owns two registered service marks "HARVEY," issued on March 7, 1989, and "THE TEMPLE OF HOME THEATER," issued on May 13, 1997. Both service marks are registered for International Class 42, which includes retail store services in the field of audio, video, consumer electronics, home theater products and custom installation of home theater products. The Company believes that its service marks have significant value and are important in marketing the Company's products.

     Employees

     As of November 1, 1997, the Company employed approximately 70 full-time employees of which 12 were management personnel, 10 were administrative personnel, 29 were salespeople, 8 were warehouse workers and 11 were engaged in custom installation.

     The salespeople, warehouse workers, and installation staff (48 people) are covered by a collective bargaining agreement with the Company which expires January 31, 1998. The Company is currently negotiating an extension to this agreement. The Company has never experienced a material work stoppage and
believes  that  its   relationships   with  its  employees  and  the  union  are
satisfactory.


     Item 2. Description of Properties.

     All of the premises the Company presently occupies are leased. Management believes that the Company's facilities are adequate and suitable for its present business. The Company believes that adequate locations are available for its proposed expansion.

     The Company leases premises at 205 Chubb Avenue, Lyndhurst, New Jersey, a 24,400 square foot facility, which the Company uses as executive offices. The lease expires April 30, 2001, subject to a 5 year renewal option. The warehouse area of 19,500 square feet of the Lyndhurst facility was sublet in October 1997 for approximately $145,000 per year through April 2001. The Company currently leases a 5,500 square foot warehouse in Fairfield, New Jersey at approximately $40,000 per year, pursuant to a lease which expires September 2002.

     The Company leases the following retail premises:

                                    Expiration Date of Lease  Renewal        Approximate Selling         Current
            Location                                          Options          Square Footage         Annual Rent
-----------------------------------------------------------------------------------------------------------------------

2 West 45th Street                       6/30/2005              None                  7,500                $488,000
New York, NY

556 Route 17 North                       6/30/2003              None                  7,000                $238,000
Paramus, NJ

888 Broadway at 19th St.              Month to month            None                  4,000                $180,000
New York, NY
(within ABC Carpet & Home)

19 West Putnam Ave. Greenwich, CT        9/30/2001            5 years                 5,300                $176,000


     Item 3. Legal Proceedings.


     Except as set forth herein, the Company believes that it is not a party to any material legal proceedings other than those arising in the ordinary course of business and which are fully covered by insurance. The Company maintains general liability and commercial insurance in amounts believed to be adequate. However, there can be no assurance that such amounts of insurance will fully cover claims made against the Company in the future.

     There are outstanding disputed tax claims of approximately $65,000 which were made against the Company during its Chapter 11 proceeding. The Company has provided reserves of $30,000 for such taxes, penalties and interest, which the Company believes to be adequate. However, there can be no assurance that the reserve will be sufficient to cover these tax claims


     Item 4.  Submission  of Matters to a Vote of Security  Holders.

     No matters came to a vote by the Company's security holders during the fiscal year ended November 1, 1997.

                                     Part II


     Item 5. Market for Common Equity and Related Stockholder Matters.

     Shares of Common Stock of The Harvey Group Inc., the predecessor of the Company, were traded on the American Stock Exchange until June 16, 1995, and were subsequently traded on the OTC Electronic Bulletin Board through November 1996, when such trading ceased as a result of the confirmation of the Company's Reorganization Plan. Currently, there is no public trading market for the Company's Securities.

     The  outstanding   shares  of  Common  Stock  are  currently  held  by  364
shareholders of record, and the Preferred Stock by five holders of record.

     The transfer agent and registrar for the Common Stock is Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016.


     Description of Securities

     The total authorized capital stock of the Company consists of 10,000,000 shares of Common Stock with a par value of $0.01 per share ("Common Stock"), and 10,000 shares of 8.5% Cumulative Convertible Preferred Stock with a par value of $1,000 per share ("Preferred Stock"). The following descriptions contain all material terms and features of the securities of the Company and are qualified in all respects by reference to the Company's certificate of incorporation and Amended and Restated By-Laws of the Company, copies of which are filed as exhibits.


     Common Stock

     The Company is authorized to issue 10,000,000 shares of Common Stock with a par value of $0.01 per share. As of the November 1, 1997, 2,257,833 shares are outstanding and held of record by 364 shareholders.

     The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors from sources legally available therefor. In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, and after payment in full of the amount payable in respect of the Preferred Stock, the holders of Common Stock are entitled, to the exclusion of the holders of the Preferred Stock, to share ratably in the assets of the Company available for distribution to stockholders after payment of liabilities and after provision for each class of stock, if any, having preference over the Common Stock. Holders of Common Stock have no preemptive rights. All outstanding shares are, and all shares to be sold and issued as contemplated hereby, will be fully paid and non-assessable and legally issued. The Board of Directors is authorized to issue additional shares of Common Stock within the limits authorized by the Company's charter and without stockholder action.


     Preferred Stock

     The Company's certificate of incorporation authorizes the issuance of 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. As of January 28, 1998, 875 shares of Preferred Stock were issued and outstanding and were held by five holders of record.

     The Preferred Stock may be issued from time to time without stockholder approval in one or more classes or series. A holder of the Preferred Stock is not entitled to vote except as required by law.

     Dividends on the Preferred Stock are cumulative from the day of original issuance, whether or not earned or declared. In the event the Board of Directors declares dividends to be paid on the Preferred Stock, the holders of the Preferred Stock will be entitled to receive semiannual dividends at the rate (the "Preference Rate") of eighty-five ($85) dollars per share payable in cash on the last business day of June and December in each year. For calendar year 1997, the Company has elected to defer payment of the dividends. The Preference Rate for calendar year 1997 is $105 per share, which will be paid in three equal installments with interest at the rate of 8.5% per annum on the last business days of December 1998, 1999 and 2000. In addition, no dividend shall be paid, or declared, or set apart for payment upon, and no other distribution shall at any time be declared or made in respect of, any shares of Common Stock, other than a dividend payable solely in, or a distribution of, Common Stock, unless full cumulative dividends of the Preferred Stock for all past dividend periods and for the then current dividend period have been paid or have been declared and a sum sufficient for the payment thereof has been set apart.

     The Preferred Stock shall be redeemable, at the Company's option, in whole or in part, upon payment in cash of the Redemption Price in respect of the shares so redeemed. The "Redemption Price" per share shall be equal to the sum of (i) One Thousand and 00/100 ($1,000.00) Dollars and (ii) all dividends accrued and unpaid on such shares to the date of redemption. If less than all of the outstanding Preferred Stock is to be redeemed, the redemption will be in such amount and by such method (which need not be by lot or pro rata), and subject to such other provisions, as may from time to time be determined by the Board of Directors.

     In the event of liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, resulting in any distribution of its assets to its shareholders, the holders of the Preferred Stock outstanding shall be entitled to receive in respect of each such share an amount which shall be equal to the Redemption Price, and no more, before any payment or distribution of the assets of the Company is made to or set apart for the holders of Common Stock.

     Each share of Preferred Stock may be convertible into shares of Common Stock at the option of the holder, in whole or in part, as follows: until December 31, 2000, (i) 50% of the Preferred Stock will be convertible at $6.00 per share; and (ii) $7.50 per share for the balance. Commencing January 1, 2001, the Conversion Price shall be equal to the average of the closing bid price of the Common Stock over the 45 trading days preceding January 1, 2001.

     If at any time prior to the exercise of the conversion rights afforded the holders of the Preferred Stock, the Preferred Stock is redeemed by the Company, in whole or in part, then the conversion right shall be deemed canceled with respect to such redeemed stock, as of the date of such redemption.

     In case of any capital reorganization or any reclassification of the Common Stock, or in case of the consolidation or merger of the Company with or into another corporation, or the conveyance of all or substantially all of the assets of the Company to another corporation, each Preferred Share shall thereafter be convertible into the number of shares of stock or other securities or property to which a holder of the number of shares of Common Stock deliverable upon conversion of such Preferred Stock would have been entitled upon such reorganization, reclassification, consolidation, merger, or conveyance.

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements.


     General

     On November 13, 1996, the Company emerged from its Chapter 11 Bankruptcy proceeding. The Company's Reorganization Plan provides that the Company change its fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. On October 26, 1996, the Company adopted Fresh Start Reporting. The following discussion should be read in conjunction with the Company's audited financial statements for the fifty-three weeks ended November 1, 1997 and the thirty-nine week period ended October 26, 1996, appearing elsewhere in this Form 10-KSB. The unaudited financial information for the fifty-two weeks ended October 26, 1996 and the thirty-nine weeks ended October 28, 1995 is presented for comparison purposes only.

Statements of Operations Data:

                                              Post
                                           Bankruptcy Post                   Pre Bankruptcy Post
                                            Fifty-Three          Fifty-Two    Thirty-Nine           Thirty-Nine
                                           Weeks Ended        Weeks Ended     Weeks Ended           Weeks Ended
                                                            ------------------------------------------------------------
                                           November 1,       October 26,      October 26,           October 28,
                                              1997               1996            1996                   1995
                                          ------------------------------------------------------------------------------
                                                              (Unaudited)                         (Unaudited)
                                                                      (In thousands, except share data)
 Net sales                                   $15,398           $14,025           $9,263            $11,107
 Cost of sales                               9,765             9,230             6,095             7,312
                                         ------------------------------------------------------------------------------
 Gross profit                                5,633             4,796             3,168             3,795
 Gross profit percentage                     36.6%             34.2%             34.2%             34.2%
 Interest expense                            325               506               356               307
 Selling, general and administrative
    expenses                                 6,706             6,473             4,937             5,782
 Other income                                73                96                88                78
                                          ------------------------------------------------------------------------------\
 Loss before reorganization expenses,
   fresh start adjustments and              (1,325)           (2,087)           (2,037)           (2,216)
 Reorganization expenses, net                -                 (885)             (247)             (520)
 Fresh start adjustments                     -                 1,858             1,858             -
 Extraordinary gain on forgiveness
    of debt                                  -                 5,339             5,339             -
                                          ------------------------------------------------------------------------------
 Net (loss) income                           (1,325)           4,225             4,913             (2,736)
 Accretion of Preferred Stock                (78)              -                 -                 -
 Preferred Stock dividend requirement        (71)              -                 -                 -
                                          ------------------------------------------------------------------------------
 Net (loss) income attributable to
    Commmon Stock                         $ (1,474)         $4,225            $4,913            $(2,736)
                                          ==============================================================================
Net (loss) income applicable to common
    Shareholders                             $(.65)            $1.33             $1.55             $(.86)
                                          ==============================================================================
Weighted average number of common
    shares and common stock
    equivalent shares outstanding
    during the period (1)                  2,257,833



     (1) Common stock equivalent shares were not considered, since their inclusion would be anti-dilutive.

Balance Sheet Data:

                                           Unaudited
                                           Pro Forma                                  Actual
                                           November 1,        November 1,            October 26,
                                             1997(1)            1997                   1996
                                             ----------------------------------------------
                                                                      (In thousands)


Working capital                               $1,215          $1,215                   $1,436
Total assets                                   7,314           7,314                    7,167
Long-term liabilities                          2,364           2,364                      942
including capital leases
Total liabilities and temporary equity         5,301           5,697                    3,757
Total shareholders' equity                     2,013           1,617                    3,410


     (1) The pro forma balance sheet at November 1, 1997 is presented to reflect the Company's Preferred Stock in stockholders" equity as though the removal of a Preferred Stock redemption feature, which occurred in December 1997, had taken place on November 1, 1997.

     Fifty-Three Weeks Ended November 1, 1997 (Successor) as Compared to the Fifty-Two Weeks Ended October 26, 1996 (Unaudited--Predecessor)


     The fiscal year ended November 1, 1997 is a fifty-three week year as compared to fifty-two weeks for the prior year.

     Net (Loss) Income. The net loss for the fifty-three weeks ended November 1, 1997 was $1,325,000 as compared to net income of $4,225,000 for the fifty-two weeks ended October 26, 1996. Net income for the fifty-two weeks ended October 26, 1996, includes an extraordinary gain on forgiveness of debt of $5,339,000 and the effect of certain fresh start adjustments relating to the company's successful reorganization increasing net income by $1,858,000. Net reorganization expenses relating to the Company's Chapter 11 process for the fifty-two weeks ended October 26, 1996 were $885,000. There were no reorganization expenses for the fifty-three weeks ended November 1, 1997.

     Revenues. Net sales for the fifty-three weeks ended November 1, 1997 increased 9.8% or $1,373,000 over the fifty-two weeks ended October 26, 1996, despite 1996 consisting of revenues from five established stores as compared to 1997 revenues, which consisted of only three established stores and the new store in Greenwich, Connecticut. Comparable store sales for the fifty-three weeks ended November 1, 1997 increased by 26.7% or $2,786,000 as compared to the fifty-two weeks ended October 26, 1996. The increase in the Company's revenues is attributable to increases in the volume of goods and services sold, and to a lesser extent, changes in product lines. The prices of its goods and services have remained relatively constant. In 1996, the Company operated in Chapter 11 and at times during the year did not have adequate inventory levels. The Company believes it currently has adequate inventory levels to support sales.

     The increase in sales in fiscal 1997 is due primarily to the Company's marketing campaign where emphasis is placed on the quality of its manufacturers' products, new technologies, service, and custom installation of home theater and multi-room audio/video systems. The Company offers its consumers attractive financing alternatives on purchases, without paying or incurring interest expenses for a six or twelve month period. Customers who qualify can obtain longer term financing with a Harvey credit card, which the Company makes available to its customers. The Harvey credit card is issued by an unrelated finance company. The substantial use of such financing alternatives began in June 1997. The total amount of additional fees paid by the Company for the five month period ended November 1, 1997 is approximately $30,000. This credit alternative is a linchpin of the Company's new advertising campaign. Additional direct mail promotions were also successful during the period.

     Costs and Expenses. Total cost of sales for the fifty-three weeks ended November 1, 1997 increased 5.8% or $535,000 from the fifty-two weeks ended October 26, 1996. This was primarily the result of increased comparable store sales offset by store closings.

     Gross profit margin for the fifty-three weeks ended November 1, 1997 was 36.6%, as compared to 34.2% for the fifty-two weeks ended October 26, 1996. The gross profit margin has increased as a result of the Company's marketing campaign where product quality is emphasized rather than price. The gross margin also increased as a result of increased sales of custom installation which has higher gross profit margins. Additionally, an increase was realized from merchandising changes made in late 1996 and throughout 1997, where new higher margin products from new manufacturers were added and lower margin products, such as camcorders, cellular phones, and home office equipment, were eliminated.

     Selling, general and administrative expenses increased 3.6% or $233,000 for the fifty-three weeks ended November 1, 1997 as compared to the fifty-two weeks ended October 26, 1996. Comparable store selling, general and administrative expenses increased 12.2% or $631,000 for the fifty-three weeks ended November 1, 1997 as compared to the fifty-two weeks ended October 26, 1996. The fifty-three weeks ended November 1, 1997 includes net advertising expenses of $401,000, as compared to $221,000 for the fifty-tw weeks ended October 26, 1996.

     Additionally, the fifty-three weeks ended November 1, 1997 includes an aggregate amount for management fees and amortization of reorganization value in excess of amounts allocable to identifiable assets of $96,000. The Company incurred no expense for these items during the fifty-two weeks ended October 26, 1996. Payroll and payroll related expenses increased 15.2% or $418,000 for the fifty-three weeks ended November 1, 1997 as compared to the fifty-two weeks ended October 26, 1996. This was primarily the result of additional commissions and incentives on increased sales and gross margins and the hiring of additional sales, warehouse and custom installation personnel. The Company also hired a full-time Vice President of Operations in June 1996.

     Interest expense decreased 35.8% or $181,000 for the fifty-three weeks ended November 1, 1997, as compared to the fifty-two weeks ended October 26, 1996. Interest expense decreased primarily from the reduction of debtor-in-possession financing, including the loan servicing fees due to HAC in the current period (which was converted to equity). The decrease was offset by interest on a $350,000 loan made by E. H. Arnold, a Preferred Stockholder and member of HAC, during February and March 1997.

     Thirty-Nine Weeks ended October 26, 1996 (Predecessor) as Compared to Thirty-Nine Weeks Ended October 28, 1995 (Predecessor)

     Net Income (Loss). Net income for the thirty-nine weeks ended October 26, 1996 was $4,913,000 as compared to a net loss of $2,736,000 for the comparable period in 1995. Net income for the thirty-nine weeks ended October 26, 1996, includes an extraordinary gain on forgiveness of debt of $5,339,000 and the effect of certain fresh start adjustments increasing net income by $1,858,000, relating to the Company's successful reorganization. Net reorganization expenses relating to the Company's Chapter 11 process for the thirty-nine weeks ended October 26, 1996 were $247,000 as compared to $520,000 for the comparable period in 1995.

     Revenues. Net sales for the thirty-nine weeks ended October 26, 1996 decreased 16.6% or $1,844,000, as compared to the same period in 1995. This decrease primarily related to four store closings relating to the reorganization process and the reduction of lower margin corporate sales. Comparable store sales for the thirty-nine weeks ended October 26, 1996 remained the same as compared to the prior period, despite the difficulty in obtaining adequate levels of inventory, the negative effects of the Chapter 11 reorganization and the difficult market conditions experienced throughout the consumer electronics industry.

     Cost and Expenses. Cost of sales for the thirty-nine weeks ended October 26, 1996 decreased 16.7% or $1,218,000 from the same period in 1995. This decrease was primarily due to the store closings and reduced corporate sales as mentioned above. Gross margins for the thirty-nine weeks ended October 26, 1996 and October 28, 1995 remained consistent at 34.2%.

     Selling, general and administrative expenses for the thirty-nine weeks ended October 26, 1996 decreased 14.6% or $845,000 as compared to the comparable period in 1995. This decrease was due to store closings and the Company's ongoing cost reduction program, offset by an additional $358,000 of advertising expense incurred to reposition the Company during its reorganization process in 1996.

     Interest expense for the thirty-nine weeks ended October 26, 1996 increased 15.9% or $49,000 from the comparable period in 1995. This is primarily the result of a full year of debtor-in-possession financing from HAC. In the prior year, as a result of the reorganization process, interest on all liabilities subject to compromise also ceased accruing on August 3, 1995.


     Liquidity and Capital Resources

     On November 13, 1996, the Court confirmed the Reorganization Plan. The effective date of the Reorganization Plan was December 26, 1996. Prior to the Reorganization Date, all of the Company's old shares of common and preferred stock were canceled. The Company simultaneously amended its Certificate of Incorporation and is authorized to issue 10,010,000 shares consisting of 10,000 shares of 8 1/2% Cumulative Convertible Preferred Stock with a par value of $1,000 per share and 10,000,000 shares of Common Stock with a par value of $.01 per share.

     The Reorganization Plan provided for the following:

     Redistribution of Common Stock:

     Prior to the Reorganization Date, the new shares of common stock in Harvey Electronics, Inc. were issued as follows:

     2,000,000 shares were issued to Harvey Acquisition Company, L.L.C. ("HAC") in satisfaction of the $2,822,500 of subordinated secured financing provided to the Company during its reorganization process.

     186,306 shares were issued to the Company's unsecured creditors; in satisfaction of prepetition liabilities compromised (see below).

     19,962 shares were issued to the Company's former shareholders.

     InterEquity Capital Partners, L.P. ("InterEquity"), a prereorganization subordinated secured debtholder, received 51,565 shares of Common Stock as payment in full of an allowed finders fee.

     Issuance of Preferred Stock

     Prior to the Reorganization Date, 875 shares of the Company's Preferred Stock were issued to the Company's prereorganization subordinated secured debt holders in exchange for $875,000 of such debt. The reorganization carrying value of the Preferred Stock has been estimated to be $318,000 based on a sale of such security, independent of the Company, for 36% of stated value. The difference between the carrying amount of the prereorganization debt and the reorganization carrying value has been included with the extraordinary gain on forgiveness of debt in the accompanying statement of operations for the thirty-nine weeks ended October 26, 1996.

     Convenience Claims/Miscellaneous

     Convenience claims of $1,000 or less were paid in cash approximately $20,000. The Reorganization Plan also provided for cash distribution ($452) of $1.00 to any former shareholders holding 100 or fewer shares of old common stock.

     Agreement and Plan of Merger

     Pursuant to the Reorganization Plan, the Company's Board of Directors approved the Agreement and Plan of Merger effective December 26, 1996 by and between the Company and its 100% wholly owned subsidiary, Harvey Sound, Inc. ("Sound"), pursuant to which Sound was merged with and into the Company.

     (e) Change in Fiscal Year

     The Company's Board of Directors approved an amendment to its By-Laws to reflect the change in the Company's fiscal year from the Saturday closest to January 31 to the Saturday closest to October 31.

     (f) Stock Option Plan

     The Company's Board of Directors approved the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan"). The Stock Option Plan provides for the granting of options to purchase up to 1,000,000 shares of Common Stock of the Company.

     (g) Prepetition Liabilities Subject to Compromise

     Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the Code were stayed while the Company continued its operations as a debtor-in-possession.

     As a result of the operational restructuring, the Company recorded reorganization expenses for the thirty-nine weeks ended October 26, 1996 of $497,206. Such charges consisted of costs associated with professional fees, and the write-off of property, equipment, other assets and certain receivables. Additionally, the Company recorded income from the sale of a lease during the thirty-nine weeks ended October 26, 1996 in the amount of $250,000.

     Liabilities subject to compromise immediately preceding the Reorganization Plan ($4,782,000), were satisfied with the issuance of common stock as noted above and the related forgiveness of debt has been recorded as an extraordinary gain the accompanying statement of operations for the thirty-nine weeks ended October 26, 1996.

     The balance sheet as of October 26, 1996 was prepared based on Fresh Start Reporting which was adopted on the Confirmation Date and applied as of October 26, 1996, the end of the accounting period closest to the Confirmation Date. The Company has adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Reporting has resulted in changes to the balance sheet, including valuation of assets and liabilities at fair market value and valuation of equity based on the reorganization value of the ongoing business, and accordingly, the financial statements for periods prior and subsequent to the adoption of Fresh Start accounting are not comparable.

     The reorganization value of the Company was determined based on the consideration received from HAC to obtain its ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock. Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity, as authorized by the Court, for an approved finders fee. The excess of the reorganization value over the fair value of net assets and liabilities ($1,582,440 at November 1, 1997) is reported as "Reorganization value in excess of amounts allocable to identifiable assets". See Note 1 to the financial statements for further information.

     The Company's ratio of current assets to current liabilities was 1.41 at November 1, 1997 as compared to 1.51 at October 26, 1996. The decrease in the current ratio at November 1, 1997 is primarily due to the net cash used in operating activities as a result of the Company's net loss for the year, partially offset by working capital provided by the Company's line of credit facility.

     Since its reorganization, the Company has reduced its net cash used in operating activities to $550,000 for the fifty-three weeks ended November 1, 1997 from $851,000 for the thirty-nine weeks ended October 26, 1996. This reduction of net cash used in operating activities was primarily the result of increased net contributions from the Company's retail stores in 1997, and despite additional trade accounts payable provided in 1996.

     Investing activities resulted in a net use of cash of $663,000 for the fifty-three weeks ended November 1, 1997 as compared to a net use of cash of $65,000 for the thirty-nine weeks ended October 26, 1996. The increase in cash used for 1997 was primarily due to the purchases of property and equipment relating to the opening of the new store in Greenwich, Connecticut.

     Financing activities resulted in an increase in net cash of $1,220,000 for the fifty-three weeks ended November 1, 1997 as compared to an increase of $891,000 for the thirty-nine weeks ended October 26, 1996. This increase was primarily the result of additional net borrowings from the revolving line of credit facility and a note from a preferred stockholder and member of HAC, offset by increased payments of Chapter 11 obligations.

     On November 5, 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon"), pursuant to which the Company may borrow up to $3,300,000 based upon a lending formula (as defined), calculated on eligible inventory. Proceeds received from Paragon were used to satisfy the balance under the credit facility with the Company's previous lender, Congress Financial Corporation ("Congress") and for working capital purposes. The Paragon facility provides an improved advance rate on the Company's inventory, which resulted in additional financing of approximately $750,000 (after expenses) above the amount previously available under the Congress facility. The interest rate on borrowings up to $2,500,000 is 1% over the prime rate of Norwest Bank Minnesota, National Association but in no event less than eight (8%) percent per annum. The rate charged on outstanding balances over $2,500,000 is 1.75% above this prime rate. As of the closing, a commitment fee in the amount of $49,500 was paid by the Company. A facility fee of three-quarters of one percent (.75%) of the maximum credit line will be charged on each anniversary date. Monthly maintenance charges of $2,750 and a termination fee also exist under the facility.

     The maximum amount of borrowing available to the Company under this line is limited to formulas prescribed in the loan agreements. The Company's maximum borrowing availability is equal to 75% of acceptable inventory, minus the then unpaid principal balance of the loan, minus the then aggregate of such availability reserves as may have been established by Paragon, minus the then outstanding stated amount of all letters of credit.

     Pursuant to the credit facility, the Company must maintain certain levels of inventory, trade accounts payable, inventory purchases, net income or loss and minimum gross profit margins. Additionally the Company's capital expenditures, assuming no retail store expansion, may not exceed $125,000 for fiscal 1998.

     Paragon obtained a senior security interest in substantially all of the Company's assets. The revolving line of credit facility provides Paragon with rights of acceleration upon the breach of certain financial covenant or the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is also restricted from paying dividends on Common Stock, retiring or repurchasing its Common Stock, and entering into additional indebtedness (as defined).

     Paragon also received a warrant to purchase 125,000 shares of Common Stock at an exercise price of $5.50 per share subject to adjustment under certain circumstances, which is currently exercisable and expires on April 3, 2001. Paragon's warrant and the underlying shares have not been registered under the Securities Act.

     The amount outstanding under the Paragon revolving line of credit facility as of January 28, 1998 is approximately $1,954,000.

     The Company's management believes that the Company's overhead structure has the capacity to support additional stores without significant increase in cost and personnel, and, consequently, the revenues and profit from new stores will have a positive impact on the Company's operations. Based on such belief of the Company's management, the Company intends to utilize the net proceeds from the proposed Offering to open four new retail stores. The design and layout of the new stores are expected to be similar to the Company's retail store located in Greenwich, Connecticut. The Company plans to locate new stores in affluent suburbs similar to Greenwich, Connecticut. The prospective areas include North Shore of Long Island and Westchester County in New York, Monmouth County in New Jersey and southern Connecticut.

     The Company has preliminarily identified these general locations as potential sites for the new stores because the demographics of these areas are consistent with what the Company believes to be its target customer base and because these areas are served by the media in which the Company already advertises. By spreading the advertising costs over more stores and greater revenues, the Company believes it will receive better value for its advertising expenditures. The Company plans to open the four new stores during the following twenty-four months. The timing may vary depending upon many factors including the ability of the Company to locate suitable premises or to enter into acceptable leases for the opening of the new stores. The Company's management estimates that the total cost of opening a retail store is $650,000, or $2,600,000 for the four planned stores. The estimated cost of opening each new store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory (net of the portion to be borrowed from the Company's lender), lease acquisition expenses, pre-opening expenses, and additional advertising and promotion in connection with the opening. However, expansion entails significant risks including an increase in rent and expenses related to the operation of a particular store. There can be no assurance that new stores, if opened, will, in fact, generate sufficient revenue to cover the operating expenses incurred by such stores, or contribute positively to the Company's results of operations. The Company believes acceptable retail space is available in the areas where it intends to expand.

     As an alternative to leasing and developing new stores, the Company will consider acquiring the business of existing electronics retailers. Notwithstanding, the Company is not engaged in any negotiations and has not signed any agreement regarding any such potential acquisition.

     Management believes that the net proceeds from the proposed Offering, plus cash flow from operations and funds made available under the credit facility, will be sufficient to meet the Company's anticipated working capital needs and expansion plan through the twenty-four month period immediately following the consummation of this Offering.

     During the periods presented, the Company was not significantly impacted by the effects of inflation or seasonality.

     Item 7. Financial Statements

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                          Index to Financial Statements




                                                                                                      Page

Report of Independent Auditors......................................................................   F-2

Balance Sheet--November 1, 1997......................................................................  F-3

Statements of Operations--Fifty-Three Weeks Ended November 1, 1997 and
   Thirty-Nine Weeks Ended October 26, 1996.........................................................   F-4

Statements of Shareholders' Equity--Fifty-Three Weeks Ended
   November 1, 1997 and Thirty-Nine Weeks Ended October 26, 1996....................................   F-5

Statements of Cash Flows--Fifty-Three Weeks Ended November 1, 1997
   and Thirty-Nine Weeks Ended October 26, 1996.....................................................   F-6

Notes to Financial Statements.......................................................................   F-7

                         Report of Independent Auditors

     Shareholders and Board of Directors

     Harvey Electronics, Inc.

     We have audited the accompanying balance sheet of Harvey Electronics, Inc. (formerly The Harvey Group Inc. and subsidiaries) as of November 1, 1997 and the related statements of operations, shareholders' equity, and cash flows for the fifty-three weeks ended November 1, 1997 (Successor) and the thirty-nine weeks ended October 26, 1996 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvey Electronics, Inc. at November 1, 1997, and the results of its operations and its cash flows for fifty-three weeks ended November 1, 1997 (Successor) and the thirty-nine weeks ended October 26, 1996 (Predecessor), in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 1 and 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                ERNST & YOUNG LLP
Melville, New York
January 9, 1998

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)
                                  Balance Sheet
                                November 1, 1997

                                                                                                      Pro Forma
                                                                                                      Unaudited
                                                                                    Actual          (See Note 6)
                                                                              --------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                    $    10,033        $    10,033
   Accounts receivable, less allowance of $20,000                                   272,436            272,436
   Certificate of deposit                                                           200,000            200,000
   Inventories                                                                    3,559,778          3,559,778
   Prepaid expenses and other current assets                                        109,656            109,656
                                                                              --------------------------------------
Total current assets                                                              4,151,903          4,151,903

Property and equipment:
   Leasehold improvements                                                           644,646            644,646
   Furniture, fixtures and equipment                                                738,872            738,872
                                                                              --------------------------------------
                                                                                  1,383,518          1,383,518
   Less accumulated depreciation and amortization                                   179,604            179,604
                                                                              --------------------------------------
                                                                                  1,203,914          1,203,914

Equipment under capital leases                                                       15,768             15,768
Reorganization value in excess of amounts allocable to identifiable assets,
   less accumulated amortization of $68,130                                       1,582,440          1,582,440
Other, less accumulated amortization of $51,832                                     360,100            360,100
                                                                              --------------------------------------
Total assets                                                                 $    7,314,125     $    7,314,125
                                                                              ======================================

Liabilities and shareholders' equity Current liabilities:
   Trade accounts payable                                                    $    1,716,755     $    1,716,755
   Accrued expenses and other current liabilities                                 1,139,918          1,139,918
   Obligations relating to Chapter 11 reorganization                                 17,500             17,500
   Income taxes                                                                      30,400             30,400
   Current portion of capital lease obligations                                      32,542             32,542
                                                                              --------------------------------------
Total current liabilities                                                         2,937,115          2,937,115

Long-term liabilities:
   Long-term debt                                                                 2,127,851          2,127,851
   Cumulative Preferred Stock dividends payable                                      70,479             70,479
   Other liabilities                                                                157,411            157,411
   Capital lease obligations                                                          8,583              8,583

8-1/2%  Cumulative  Convertible  Preferred  Stock,  par value  $1,000 per share;
authorized   10,000  shares;   issued  and  outstanding  875  shares  (aggregate
liquidation preference--$875,000)                                                   396,037                 -

Shareholders' Equity:
8-1/2%  Cumulative  Convertible  Preferred  Stock,  par value  $1,000 per share;
authorized   10,000  shares;   issued  and  outstanding  875  shares  (aggregate
liquidation preference--$875,000)                                                        -            396,037
   Common Stock, par value $.01 per share; authorized 10,000,000 shares;
 issued and outstanding 2,257,833 shares                                             22,578            22,578
   Additional paid-in capital                                                     3,067,799          3,067,799
   Accumulated deficit                                                           (1,473,728)        (1,473,728)
                                                                              --------------------------------------
Total shareholders' equity                                                        1,616,649          2,012,686
                                                                              --------------------------------------
Total liabilities and shareholders' equity                                   $    7,314,125     $    7,314,125
                                                                              ======================================


     See notes to financial statements.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                            Statements of Operations


                                                                 Successor                    Predecessor
                                                           -------------------------------------------------------------
                                                            Fifty-Three           Thirty-Nine              Thirty-Nine
                                                             Weeks End            Weeks Ended              Weeks Ended
                                                            November 1,           October 26,              October 28,
                                                              1997                  1996                      1995
                                                           --------------------------------------------------------------
                                                                                                         (Unaudited)(1)

Net sales                                                $   15,398,290       $    9,263,152       $   11,107,258
Interest and other income                                        72,652               87,657              78,487
                                                           --------------------------------------------------------------
                                                             15,470,942           9,350,809           11,185,745
                                                           --------------------------------------------------------------

Cost of sales                                                 9,764,755            6,094,499           7,312,311
Selling, general and administrative expenses                  6,706,180            4,937,316           5,782,070
Interest expense                                                325,219              355,922             307,015
                                                           --------------------------------------------------------------
                                                             16,796,154           11,387,737          13,401,396
                                                           --------------------------------------------------------------
Loss before reorganization expenses, fresh start
adjustments and extraordinary item                           (1,325,212)          (2,036,928)         (2,215,651)
Reorganization expenses                                           -                 (497,206)           (520,418)
Reorganization income--sale of lease                              -                  250,000                -
                                                           --------------------------------------------------------------
Loss before fresh start adjustments and
   extraordinary item                                        (1,325,212)          (2,284,134)         (2,736,069)
Fresh start adjustments                                           -                1,857,844                -
                                                           --------------------------------------------------------------
Loss before extraordinary item                               (1,325,212)            (426,290)         (2,736,069)
Extraordinary gain on forgiveness of debt                      -                   5,338,852                -
                                                           --------------------------------------------------------------
Net (loss) income                                            (1,325,212)          4,912,562           (2,736,069)
Preferred Stock dividend requirement                            (70,479)                -                   -
Accretion of Preferred Stock                                    (78,037)                -                   -
                                                           --------------------------------------------------------------
Net (loss) income attributable to Common Stock           $   (1,473,728)     $    4,912,562       $   (2,736,069)
                                                           ==============================================================

Net (loss) per common share                                    $(.65)
                                                           =====================

Weighted average number of common and common equivalent
 shares outstanding during the period                        2,257,833
                                                           =====================



     (1) Presented for comparison purposes only.

     See notes to financial statements.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                       Statements of Shareholders' Equity



                                                                                                                        Total
                                               Preferred Stock     Common Stock      Additional  Accumulated Treasury Shareholders'
                                               Shares     Amount   Shares    Amount    Capital    (Deficit)    Stock     Equity
                                               -----------------------------------------------------------------------------------

Balance at January 27, 1996 (Predecessor)                       3,498,968 $3,498,968 $5,899,010 $(13,174,955) $(865,601)$(4,642,578)
  Net income for the thirty-nine weeks ended
    October 26, 1996                                                -         -          -         4,912,562       -      4,912,562
  Elimination of accumulated deficit upon
    implementation of fresh start accounting                        -         -          -         8,262,393       -      8,262,393
  Cancellation of Common Stock and treasury shares             (3,498,968)(3,498,968)(5,899,010)      -         865,601  (8,532,377)
  Issuance of common stock at reorganization value              2,257,833     22,578  3,067,799       -            -      3,090,377
                                                    -------------------------------------------------------------------------------
Balance at October 26, 1996 (Successor)                         2,257,833     22,578  3,067,799       -            -      3,090,377
   Net (loss) for the year                                         -            -        -        (1,325,212)      -    (1,325,212)
   Cumulative dividends on Preferred Stock                         -            -        -           (70,479)      -       (70,479)
   Accretion of Preferred Stock                                    -            -        -           (78,037)      -       (78,037)
                                                    -------------------------------------------------------------------------------
 Balance at November 1, 1997 (Successor)                         2,257,833     22,578 $3,067,799  $(1,473,728)  $   -   $ 1,616,649
                                               ====================================================================================

Pro forma balance (unaudited)
     at November 1, 1997                        875 $396,037    2,257,833    $22,578 $3,067,799  $(1,473,728)  $   -   $ 2,012,686
                                                    ===============================================================================


     See notes to financial statements.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                            Statements of Cash Flows

                                                                              Successor           Predecessor
                                                                        ------------------------------------------
                                                                         Fifty-Three Weeks       Thirty-Nine Weeks
                                                                         Ended November 1,       Ended October 26,
                                                                                1997                1996
                                                                        ------------------------------------------

Operating activities
Net (loss) income                                                        $   (1,325,212)            $14,912,562
Adjustments to reconcile net (loss) income to net
 cash used in operating activities
     Extraordinary gain                                                            -                 (5,338,852)
     Fresh start adjustments                                                       -                 (1,857,844)
     Reorganization expenses                                                       -                    149,580
     Depreciation and amortization                                              371,434                 293,278
     Credit for losses on accounts receivable                                    (5,000)                 (5,000)
     Provisions for sales tax and warranty reserves                                -                     39,000
     Write-off of other assets                                                   32,164                     -
     Straight-line impact of rent escalations                                    61,055                   1,235
     Miscellaneous                                                              (10,000)                (22,401)
     Changes in operating assets and liabilities:
       Accounts receivable                                                       38,360                  43,412
       Inventories                                                             (550,940)               (147,850)
       Prepaid expenses and other current assets                                143,795                 (11,718)
       Trade accounts payable                                                   390,937               1,121,362
       Accrued expenses, other current liabilities and income taxes             303,407                 (27,717)
                                                                        ------------------------------------------
Net cash used in operating activities                                          (550,000)               (850,953)
                                                                        ------------------------------------------

Investing activities
Proceeds from note receivable from former officer/shareholder                      -                    125,000
Net book value of deletions                                                      37,254                    -
Purchases of property and equipment                                            (629,618)                (64,707)
Increase in other assets                                                        (70,879)               (125,303)
                                                                        ------------------------------------------
Net cash used in investing activities                                          (663,243)                (65,010)
                                                                        ------------------------------------------

Financing activities
Proceeds from note payable                                                      350,000                      -
Public offering costs                                                          (126,665)                     -
Costs relating to refinancing                                                   (67,532)                     -
Debtor-in-possession financing                                                  605,000                 717,500
Obligations relating to Chapter 11 reorganization                              (456,913)                279,409
Net proceeds from revolving line of credit facility                             999,634                  23,547
Principal payments on long-term debt                                                -                   (90,010)
Principal payments on capital lease obligations                                 (83,627)                (39,896)
                                                                        ------------------------------------------
Net cash provided by financing activities                                     1,219,897                 890,550
                                                                        ------------------------------------------
Increase (decrease) in cash and cash equivalents                                  6,654                 (25,413)
Cash and cash equivalents at beginning of period                                  3,379                  28,792
                                                                        ------------------------------------------
Cash and cash equivalents at end of period                                   $   10,033             $     3,379
                                                                        ==========================================


     See notes to financial statements.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                          Notes to Financial Statements

                                November 1, 1997




     1. Basis of Presentation, Plan of Reorganization and Fresh Start Reporting

     Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, which emerged from reorganization under Chapter 11 of the Bankruptcy Code after confirmation of its Reorganization Plan on November 13, 1996, has incurred recurring losses and negative cash flows from operations for each of the periods presented. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters principally include raising additional equity through a proposed public offering (see Note 5) and a refinancing of the Company's existing credit facility (see Note 4). If the Company is successful in the proposed Offering, it will seek to utilize the net proceeds to open or acquire additional retail facilities. If the Company is unable to accomplish these objectives or otherwise generate sufficient levels of cash flows from operations, the Company may not be able to continue as a going concern. The financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern.

     Plan of Reorganization

     On August 3, 1995, the Company (then known as The Harvey Group Inc. and Subsidiaries or "Predecessor") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the "Court"). This filing was the result of certain negative factors including but not limited to: (i) the negative effect of a $2,138,000 judgment entered against the Company; (ii) liabilities of The Harvey Group Inc., including the obligations of its discontinued food brokerage division, the payment of which significantly reduced cash; (iii) the recession in the early 1990's coupled with the soft market in the consumer electronics industry, all of which resulted in losses and a shortage of cash flow; and (iv) the delisting of the Predecessor's common stock from the American Stock Exchange in June 1995, which delisting made a proposed $4.2 million equity placement untenable.

     On November 13, 1996 (the "Confirmation Date"), the Court confirmed the Restated Modified Amended Joint and Substantially Consolidated Plan of Reorganization of The Harvey Group Inc. (the "Reorganization Plan"). The Effective date of the Reorganization Plan

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)






     1. Basis of Presentation, Plan of Reorganization and Fresh Start Reporting (continued)

was December 26, 1996 (the "Reorganization Date"), at which time The Harvey Group Inc. emerged from its Chapter 11 reorganization and changed its name to Harvey Electronics, Inc. The Company has given effect to the Reorganization Plan as of October 26, 1996, the end of the accounting period nearest to the Confirmation Date.

     Prior to the Reorganization Date, all of the Company's old shares of common and preferred stock were canceled. The Company simultaneously amended its Certificate of Incorporation and is authorized to issue 10,010,000 shares consisting of 10,000 shares of 8.5% Cumulative Convertible Preferred Stock (see
Note 6) with a par value of $1,000 per share (the "Preferred Stock") and 10,000,000 shares of Common Stock with a par value of $.01 per share (the "Common Stock").

     The Reorganization Plan provided for the following:

     a. Redistribution of Common Stock

     Prior to the Reorganization Date, the new shares of common stock in Harvey Electronics, Inc. were issued as follows:

     2,000,000 shares were issued to Harvey Acquisition Company, L.L.C. ("HAC") in satisfaction of the $2,822,500 of subordinated secured financing provided to the Company during its reorganization process.

     186,306 shares were issued to the Company's unsecured creditors; in satisfaction of prepetition liabilities compromised.

     19,962 shares were issued to the Company's former shareholders.

     InterEquity Capital Partners, L.P. ("InterEquity"), a prereorganization subordinated secured debtholder, received 51,565 shares of Common Stock as payment in full of an allowed finders fee.

     As a result of the above, 2,257,833 shares of Common Stock were issued on the Effective date.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)



     1. Basis of Presentation, Plan of Reorganization and Fresh Start Reporting (continued)

     b. Issuance of Preferred Stock (see Note 6)

     Prior to the Reorganization Date, 875 shares of the Company's Preferred Stock were issued to the Company's prereorganization subordinated secured debt holders in exchange for $875,000 of such debt. The reorganization carrying value of the Preferred Stock has been estimated to be $318,000 based on a sale of such security, independent of the Company, for 36% of stated value. The difference between the carrying amount of the prereorganization debt and the reorganization carrying value has been included with the extraordinary gain on forgiveness of debt in the accompanying statement of operations for the thirty-nine weeks ended October 26, 1996.

     c. Convenience Claims/Miscellaneous

     Convenience claims of $1,000 or less were paid in cash approximating $20,000. The Reorganization Plan also provided for cash distributions ($452) of $1.00 to any former shareholders holding 100 or fewer shares of old common stock.

     d. Agreement and Plan of Merger

     Pursuant to the Reorganization Plan, the Company's Board of Directors approved the Agreement and Plan of Merger effective December 26, 1996 by and between the Company and its 100% wholly-owned subsidiary, Harvey Sound, Inc. ("Sound"), pursuant to which Sound was merged with and into the Company.

     e. Change in Fiscal Year

     The Company's Board of Directors approved an amendment to its By-Laws to reflect the change in the Company's fiscal year from the Saturday closest to January 31 to the Saturday closest to October 31.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)



     1. Basis of Presentation, Plan of Reorganization and Fresh Start Reporting (continued)

     f. Stock Option Plan

     The Company's Board of Directors approved the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan"). The Stock Option Plan provides for the granting of options to purchase up to 1,000,000 shares of Common Stock of the Company (see Note 6).

     g. Prepetition Liabilities Subject to Compromise

     Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the Code were stayed while the Company continued its operations as a debtor-in-possession.

     As a result of the operational restructuring, the Company recorded reorganization expenses for the thirty-nine weeks ended October 26, 1996 of $ $497,206. Such charges consisted of costs associated with professional fees, and the write-off of property, equipment, other assets and certain receivables. Additionally, the Company recorded income from the sale of a lease during the thirty-nine weeks ended October 26, 1996 in the amount of $250,000.

     Liabilities subject to compromise immediately preceding the Reorganization Plan ($4,782,000), were satisfied with the issuance of common stock as noted above and the related forgiveness of debt has been recorded as an extraordinary gain in the accompanying statement of operations for the thirty-nine weeks ended October 26, 1996.

     Fresh Start Reporting

     Fresh Start Reporting was adopted on the Confirmation Date and applied as of October 26, 1996, the end of the accounting period closest to the Confirmation Date. Results of operations and balance sheet differences between such dates were insignificant. The Company has adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The Company adopted fresh-star reporting because the holders of existing voting shares immediately before filing and confirmation of the plan received

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)



     1. Basis of Presentation, Plan of Reorganization and Fresh Start Reporting (continued)

less than 50% of the voting shares of the emerging entity and its reorganization value is less than its postpetition liabilities and allowed claims.

     Fresh Start Reporting has resulted in changes to the balance sheet, including valuation of assets and liabilities at fair market value and valuation of equity based on the reorganization value of the ongoing business, and accordingly, the financial statements for periods prior (referred to as "Predecessor") and subsequent (referred to as "Successor" or "Company") to the adoption of Fresh Start accounting are not comparable.

     The reorganization value of the Company was determined based on the consideration received from HAC to obtain its ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock (see Note 6). Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity, as authorized by the Court, for an approved finders fee. The excess of the reorganization value over the fair value of net assets and liabilities ($1,582,440 at November 1, 1997) is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and is being amortized over a twenty-five year period. Amortization expense of $68,130 was recorded for fiscal year 1997.

     The revaluation of the Company's assets and liabilities resulted in the following Fresh Start adjustments for the thirty-nine weeks ended October 26, 1996:

Increase in property and equipment (based on appraisal)                                   $292,236
Decrease in other assets                                                                  (32,462)
Increase in other liabilities                                                             (52,500)
Reorganization value in excess of amounts allocable to
   identifiable assets                                                                 1,650,570
                                                                                     ---------------------
                                                                                       $1,857,844
                                                                                     =====================

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)




     1. Basis of Presentation, Plan of Reorganization and Fresh Start Reporting (continued)

     The accumulated deficit of $8,262,393 at October 26, 1996, which included the effects of the Fresh Start adjustments, was reclassified to additional paid in capital.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Operating losses subsequent to the Company's emergence from Chapter 11 indicate that the reorganization value in excess of amounts allocable to identifiable assets might be impaired. However, the Company's estimate of undiscounted cash flows indicate that such carrying amounts are expected to be recovered.

     The statements of operations and cash flows presented for the thirty-nine weeks ended October 26, 1996 represent the Debtor-in-Possession operations of the Company, prior to the Reorganization Date.

     2. Summary of Significant Accounting Policies

     Description of Business

     The Company is a specialty retailer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Revenue from retail sales is recognized at the time goods are delivered to the customer or, for certain installation services, when such services are performed and accepted by the customer.

     Accounting Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements and accompanying notes. Actual results could differ from those estimates.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)


     2. Summary of Significant Accounting Policies (continued)

     Unaudited Financial Statements

     The  unaudited  statement of  operations  for the  thirty-nine  weeks ended
October 28, 1995 is presented for comparison purposes only, and in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of such financial statements.

     Stock Options

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, as the Company has elected to do, but are required to disclose in the financial statement footnotes, pro-forma net income and per share amounts as if the Company had applied the new method of accounting for all grants made since 1996. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has adopted the disclosure requirements of SFAS No. 123.

     Inventories

     Inventories are stated at the lower of cost (average-cost method, which approximates the first-in, first-out method) or market.

     Investments

     The Company has classified its investment in a certificate of deposit as available-for-sale. The certificate of deposit is stated at cost, which approximates fair value. In January 1998, the certificate of deposit was redeemed. There were no unrealized gains or losses on this investment for the periods presented.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)


     2. Summary of Significant Accounting Policies (continued)

     Depreciation and Amortization

     Depreciation of property and equipment, including equipment acquired under capital leases, is provided for by the straight-line method over the estimated useful lives of the related equipment, ranging from three to ten years. Leasehold improvements are amortized over the lease term or estimated useful life of the improvements, whichever is shorter.

     Loss Per Share

     The loss per common share for the fifty-three weeks ended November 1, 1997 was computed based on the weighted average number of common shares outstanding. Common equivalent shares were not considered for the fifty-three weeks ended November 1, 1997 since their inclusion would have been antidilutive. Income
(loss) per share is not presented for the pre-bankruptcy periods because such amounts are not comparable to the post-bankruptcy period.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At such time, the Company will be required to change the method currently used to compute earnings per share and restate all periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options, warrants, and convertible securities will be excluded. The impact of adopting SFAS No. 128 is not expected to be material.

     Statement of Cash Flows

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Total interest paid for the fifty-three weeks ended November 1, 1997 and for the thirty-nine weeks ended October 26, 1996 was approximately $282,000 and $269,000, respectively.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)


     2. Summary of Significant Accounting Policies (continued)

     Concentration of Credit Risk

     The Company's operations consist of the retail sale, service and custom installation of high quality audio, video and home theater equipment in the New York Metropolitan area. The Company performs credit evaluations of its customers financial condition and payment history but does not require collateral.
Generally, accounts receivable are due within 30 days and credit losses have historically been immaterial.

     Advertising Expense

     Advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the fifty-three weeks ended November 1, 1997 and for the thirty-nine weeks ended October 26, 1996 was approximately $401,000 and $358,000, respectively. Prepaid advertising for print advertisements not run at November 1, 1997 and October 26, 1996 was approximately $15,000 and $183,000, respectively.

     3. Debtor-in-Possession Financing

     On October 24, 1995, in connection with the Reorganization Plan, the Company entered into a Security Loan Agreement ("Loan Agreement") with HAC, enabling the Company to borrow up to $1,500,000 in debtor-in-possession financing. The Loan Agreement bore interest at 2% over the prime rate at Citibank, N.A. and was subordinate only to the Company's primary lender, Congress Financial Corporation ("Congress"), as evidenced by an intercreditor agreement between HAC and Congress (see Note 4).

     The proceeds ($1,500,000) received in installments from HAC coupled with credit support from the Company's vendors and bank primarily were used to build inventory levels. On May 6, 1996, the Company received an additional $50,000 from HAC to be used for general operating purposes. In September 1996, the Loan Agreement was amended, enabling the Company to borrow up to $3,000,000. As a result of the amendment, additional proceeds of $1,272,500 were received from HAC ($605,000 of such proceeds were received during fiscal 1997), for a total aggregating $2,822,500. The proceeds were used for capital expenditures, to build a new retail store in Greenwich, Connecticut, advertising, professional fees and for

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)



     3. Debtor-in-Possession Financing

working capital purposes. This debtor-in-possession financing was converted into 2,000,000 shares of the Common Stock of the reorganized Company in accordance with the Plan of Reorganization (see Note 1).

     Under the Loan Agreement, the Company paid $5,000 per month representing a loan servicing fee to HAC. Such amounts aggregated $45,000 for the thirty-nine weeks ended October 26, 1996.

     Subsequent to the Reorganization Date, an individual who is a member of HAC and a holder of Preferred Stock, provided an additional $350,000 of financing to the Company, to be used for working capital purposes. This amount is payable in full on December 31, 1998 with interest at 12% per annum, and may be prepaid without penalty. Interest expense and amount payable to this member of HAC was $28,000 as of and for the year ended November 1, 1997.

     4. Revolving Lines of Credit Facilities

     On November 5, 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. Proceeds from Paragon were used to pay down and cancel the existing credit facility with Congress, reduce trade payables and pay related costs of the refinancing. The Paragon facility provides an improved advance rate on the Company's inventory, which resulted in additional net financing of approximately $750,000 (after expenses) compared to the Company's previous facility with Congress, as discussed below. The interest rate on borrowings up to $2,500,000 is 1% over the prime rate. The rate charged on outstanding balances over $2,500,000 is 1.75% above the prime rate. A commitment fee of $49,500 (to be amortized over three years) was paid by the Company at closing and a facility fee of three-quarters of one percent (.75%) of the maximum credit line will be charged each year. Monthly maintenance charges and a termination fee also exist under the line of credit.

     Paragon also received a warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and expires April 3, 2001. The Company will record a charge over three years, beginning with the first quarter of fiscal 1998, based upon the estimated fair value of such warrant.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)



     4. Revolving Lines of Credit Facilities (continued)

     Paragon has a senior security interest in all of the Company's assets. The line of credit facility provides Paragon with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). Additionally, certain financial covenants exist.

     In fiscal 1995, the Company entered into a three-year revolving line of credit facility with Congress, whereby the Company could borrow up to $3,000,000, based upon a lending formula (as defined) calculated on eligible inventory. Amendments to the Congress revolving line of credit facility were completed on January 7, 1997 and March 31, 1997, primarily extending the facility through January 6, 2000, instituting a net worth covenant (as defined) and increasing available borrowings by approximately $250,000, by amending the lending formula (as defined). The interest rate per annum on this credit facility was the prime rate (8.5% at October 26, 1996) plus 2%. An unused line fee of one-quarter of one percent per annum and a prescribed early termination fee also existed under the line of credit facility. At closing, $200,000 was required to be placed in escrow in a certificate of deposit as additional collateral for Congress. The Company had $1,777,851 outstanding under the Congress credit facility at November 1, 1997. As mentioned above, this credit facility was canceled and replaced by a new revolving credit facility with Paragon. As a result, the Company paid an early termination fee of $30,000 to Congress.

     5. Proposed Public Offering

     On September 15, 1997, the Company signed a letter of intent with an underwriter to sell common stock and warrants to purchase common stock in a public offering (the "Offering") . The underwriter proposes to co-manage and underwrite an offering of 850,000 shares of the Company's common stock and 1,300,000 of warrants ("Warrants") to acquire additional shares of Common Stock. The net proceeds from the Offering will be used for retail store expansion and working capital purposes.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)


     5. Proposed Public Offering (continued)

     Each Warrant shall be exercisable for one share of common stock at 110% of the public offering price, for a period of three years commencing two years from the effective date of the Offering. The Warrants also are redeemable, (at a prescribed price) at the Company's option, two years after the effective date of the Offering if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the public offering price per share.

     At the underwriter's election, it may underwrite an additional 127,500 shares and or 195,000 Warrants if market conditions permit. The first 27,500 of such shares would be sold by the Company and any additional shares will be sold by HAC with the proceeds to be received by HAC.

     The Offering is subject to certain conditions, as defined in the letter of intent. There can be no assurance that this proposed transaction will be completed.

     Subsequent to November 1, 1997, HAC transferred 85,000 shares of Common Stock to certain employees and directors of the Company and an individual who is a preferred shareholder and a member of HAC. Such transfer is to be treated for accounting purposes as if such shares were issued by the Company as compensation to such persons. The Company will record compensation expense equal to the fair market value of the shares over the two-year period during which the shares are subject to forfeiture by the transferees.

     6. Stock Option Plan and Preferred Stock

     Stock Option Plan

     In conjunction with the Reorganization Plan, the Company's Board of Directors approved the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan"). The Stock Option Plan is subject to shareholder approval and provides for the granting of up to 1,000,000 shares of incentive and non-qualified common stock options and stock appreciation rights to directors, officers and employees. The Company's previous stock option plan was canceled in connection with the Reorganization Plan. On December 5, 1997, the Company's Compensation and Stock Option Committee of the Board of Directors approved a grant, as of

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)



     6. Stock Option Plan and Preferred Stock (continued)

the effective date of the Offering, of 70,000 incentive stock options to many of the Company's employees to purchase the Company's Common Stock exercisable as to one-third of such shares at an exercise price of $5.00 per share commencing one year from the effective date; one-third of such shares at an exercise price of $5.50 per share commencing two years from the effective date and the remaining one-third of such shares at $6.00 per share commencing three years from the effective date.

     8.5% Cumulative Convertible Preferred Stock

     The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors in whole or in part at face value plus any accrued dividends. The Fresh Start carrying value of the Preferred Stock was estimated to be $318,000 at October 26, 1996.

     In the event of liquidation of the Company, the holders of the Preferred Stock shall receive preferential rights and shall be entitled to receive face value plus any outstanding dividends, prior to any distributions to common shareholders. The holders of the Preferred Stock shall receive a semiannual 8.5% cumulative dividend ($85 per share annually), payable on the last business day in June and December. The Company may and has elected to defer only the first year's dividend at a preference rate of $105 per share annually. This amount, plus interest at 8.5% per annum, will be payable in three equal annual installments from December 31, 1998 through 2000.

     The Preferred Stock may be converted into shares of Common Stock until December 31, 2000 at the option of the holder, in whole or in part, as follows:
(i) the first 50% of the Preferred Stock can be converted at $6.00 per share, and (ii) the balance is convertible at $7.50 per share. Beginning on January 1, 2001, the Preferred Stock is convertible at the average closing price, as defined, of the Company's Common Stock for the preceding 45 day period.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)


     6. Stock Option Plan and Preferred Stock (continued)

     The Preferred Stock also contained a redemption feature whereby each share would be redeemed on December 31, 2000. In December 1997, the redemption feature was eliminated and the holders of the Preferred Stock received 36,458 Warrants with terms equivalent to the Warrants in the Offering (see Note 5). The pro forma balance sheet (unaudited) at November 1, 1997 has been presented to reflect the Preferred Stock in stockholder's equity as though the removal of the redemption feature had taken place on such date.

     Accumulated Preferred Stock dividends payable of $70,479 are outstanding and were recorded as a long-term liability at November 1, 1997. Such dividends, along with the accretion on the redeemable Preferred Stock, were recorded as a reduction of retained earnings at November 1, 1997.

     7. Income Taxes

     At November 1, 1997, the Company has available net operating loss carryforwards of approximately $9,400,000 which expire in various years through fiscal 2012. Of this amount, approximately $8,100,000 relates to pre-reorganization net operating loss carryforwards. As a result of the Company's Reorganization Plan and significant ownership change, under Section 382 of the IRS Code, it is estimated that the pre-reorganization net operating loss carryforward and other pre-reorganization tax attributes will be limited to approximately $150,000 per year over the next fifteen years.

     At October 26, 1996 and November 1, 1997, the Company had deferred tax assets of approximately $765,000 and $1,207,000, respectively, arising primarily from the future availability of the above tax attributes. Such amounts have been offset in full by a valuation allowance in each year.

     Future benefits realized, if any, from pre-reorganization net operating loss carryforwards would first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter be reported as a direct addition to paid in capital.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)


     8. Pension and Profit Sharing Plan

     The Harvey Group Inc. Savings and Investment Plan (the "Plan") includes profit sharing, defined contribution and 401(k) provisions and is available to all eligible employees of the Company. There were no contributions to the Plan for the fifty-three weeks ended November 1, 1997 and for the thirty-nine weeks ended October 26, 1996. Effective January 1, 1995, the Company's Board of Directors temporarily elected to eliminate the employer 401(k) match on employee contributions. Subsequent to the Effective Date, the Plan's name was amended and changed to Harvey Electronics, Inc. Savings and Investment Plan.

     9. Commitments and Contingencies

     Commitments

     The Company's financial statements reflect the accounting for equipment leases as capital leases by recording the asset and liability for the lease obligation. Additional capital leases for the fifty-three weeks ended November 1, 1997 total $11,000. Future minimum rental commitments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at
November      1,      1997:

                                Operating          Capital
                                   Leases          Leases
                              ------------------------------

Fiscal 1998                   $  956,000      $     35,000
Fiscal 1999                      992,000             4,000
Fiscal 2000                    1,018,000             4,000
Fiscal 2001                    1,027,000             2,000
Fiscal 2002                      989,000               -
Thereafter                     2,348,000               -
                              -----------------------------
Total minimum lease payments  $7,330,000            45,000
                              ============
Less amount representing interest                    4,000
                                                   --------
Present value of net minimum lease payments         41,000
Less current portion                                32,000
                                                   --------
                                               $     9,000
                                                   ========

     Minimum rental commitments are offset by sublease income of approximately $93,000 per annum through fiscal 2001.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)






     9. Commitments and Contingencies (continued)

     Total rental expense for operating leases was approximately $1,517,000 and $1,234,000, for the fifty-three weeks ended November 1, 1997 and for the thirty-nine weeks ended October 26, 1996, respectively. Certain leases provide for the payment of insurance, maintenance charges and taxes and contain renewal options.

     The Company is obligated under annual or biannual agreements with certain of its vendors to attain certain minimum levels of inventory purchases, aggregating approximately $900,000 per year over the next two years.

     Contingencies

     The Company is a defendant in certain legal actions which arose in the normal course of business. The outcome of these legal actions, in the opinion of management, will not have a material effect on the Company's financial position or operations.

     The Company had available standby letters of credit outstanding at November 1, 1997, aggregating $100,000.

     10. Other Information

     Accrued   Expenses  and  Other   Current   Liabilities

                                                          November  1,  1997
                                                         ----------------------

Payroll and payroll related items                             $  144,074
Accrued professional fees                                        403,213
Customer layaways                                                298,704
Accrued interest                                                  99,855
Sales taxes                                                       77,297
Other                                                            116,775
                                                         ----------------------
                                                              $1,139,918
                                                         ======================

     Other Long-Term Liabilities

                                                           November 1, 1997
                                                         ----------------------

Straight-line impact of lease escalations                       $136,411
Other                                                             21,000
                                                         ----------------------
                                                                $157,411
                                                         ======================

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                    Notes to Financial Statements (continued)


     10. Other Information (continued)

     Other

     The financial statement caption "Interest and other income" for the thirty-nine weeks ended October 26, 1996, includes $45,605 of interest and other income relating to proceeds of a division of the Predecessor in a previous year.

     Interest expense relating to the HAC debtor-in-possession financing was approximately $35,000 and $149,000 for the fifty-three weeks ended November 1, 1997 and for the thirty-nine weeks ended October 26, 1996, respectively. Interest payable to HAC at November 1, 1997 was approximately $66,000.

     Management fees of $30,000 relating to a Company affiliated with the Company's Chairman, were expensed for the fifty-three weeks ended November 1, 1997. Approximately $24,000 of loan servicing fees and other miscellaneous amounts were payable to this Company at November 1, 1997.

     Item 8.

     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.



     None

                                    Part III


     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. The directors and executive officers of the Company are as follows:

     Name                            Age(1)                             Position
------------------------------------------------------------------------------------------------

Michael Recca.                          47         Chairman and Director
William F. Kenny, III                   66         Director
Stewart L. Cohen                        43         Director
Franklin C. Karp                        44         President and Director
Joseph J. Calabrese                     38         Executive Vice President,
                                                   Chief Financial Officer, Treasurer,
                                                   Secretary and Director
Michael A. Beck                         38         Vice President of Operations
Roland W. Hiemer                        36         Director of Inventory Control

----------------------
(1) As of January 1, 1997.

     Michael E. Recca became the Chairman of the Board of Directors of the Company in November 1996. Mr. Recca has been the president of Recca & Company, Inc., a financial consulting firm based in New York City since 1992. Mr. Recca is also a member and one of the three managers of Harvey Acquisition Company, LLC, which is a principal shareholder of the Company. Mr. Recca is also an employee of Taglich Brothers, D'Amadeo, Wagner & Co., Inc., an NASD registered broker-dealer.

     William F. Kenny, III has been a director of the Company since 1975. For the past five years Mr. Kenny has been a consultant to Meenan Oil Co., Inc. Mr. Kenny has also served as a director of the Empire State Petroleum Association, Petroleum Research Foundation and the East Coast Energy Council. Mr. Kenny was also the president of the Independent Fuel Terminal Operators Association and the Metropolitan Energy Council.

     Stewart L. Cohen was elected a director of the Company in 1997. Mr. Cohen is the Chief Executive Officer of Paragon Capital LLC, an asset-based lender providing a revolving line of credit facility to the Company and other retailers. Mr. Cohen is also a managing director of The Ozer Group LLC, an asset and business restructuring firm which provides asset disposition, business evaluation, advisory services, and asset appraisals for financial institutions lending primarily to retail businesses. He is also the President of U.S. Dixon's Holdings, Inc. and its non-operating subsidiaries, for which Mr. Cohen was retained to wind down the affairs of, and pursue economic settlements for, the company with other parties. Mr. Cohen is also a member of the Board of Advisors of Verc Enterprises, Inc., and is a Contributing Editor to the American Bankruptcy Institute Journal.

     Franklin C. Karp has been with the Company since 1990. Before being appointed as the Company's President in April 1996, Mr. Karp served as Merchandise Manager and later as vice president in charge of merchandising. Mr. Karp has been employed in various sales, purchasing and management positions in the retail consumer electronics business in the New York Metropolitan area for 25 years.

     Joseph J. Calabrese, a certified public accountant, joined the Company as Controller in 1989. Since 1991 Mr. Calabrese has served as Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Calabrese was elected Executive Vice President and a Director of the Company in 1996. Mr. Calabrese began his career with Ernst & Young LLP in 1981 where for the eight year period prior to his joining the Company he performed audit services with respect to the Company.

     Michael A. Beck has been Vice President of Operations of the Company since April 1997. From June 1996 until such date he was the Company's Director of Operations and from October 1995 until April 1996 he served as director of operations for Sound City, a consumer electronics retailer. Mr. Beck was a store manager for the Company from August 1989 until October 1995. Mr. Beck holds a BA in Psychology from Merrimack College.

     Roland W. Hiemer is an executive officer of the Company and Director of Inventory Control. Mr. Hiemer has been with the Company for seven years. He started with the Company as a salesman and advanced to Senior Sales Manager for the Paramus store in 1991. He was further promoted to Inventory Control Manager in 1991. In 1997, he was promoted to Director of Inventory Control. Mr. Hiemer holds a BA in Business Administration from Hofstra University.


     Committees of the Board of Directors

     The Board of Directors has an Audit Committee and a Compensation and Stock Option Committee.

     Audit Committee.

     The function of the Audit Committee includes making recommendations to the Board of Directors with respect to the engagement of the Company's independent auditors and the review of the scope and effect of the audit engagement. William
F.  Kenny,  III and  Stewart  L.  Cohen  are the  current  members  of the Audit
Committee.

     Compensation and Stock Option Committee.

     The function of the Compensation and Stock Option Committee is to make recommendations to the Board with respect to the compensation of management employees and to administer plans and programs relating to stock options, pension and other retirement plans, employee benefits, incentives, and compensation. Stewart L. Cohen and William F. Kenny, III are the current members of the Compensation and Stock Option Committee.

     Item 10. Executive Compensation.

     The following table sets forth the cash compensation paid by the Company, as well as any other compensation paid to or earned by the Chairman of the Company, the President of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the three most recent fiscal years.


                           Summary Compensation Table

Name of Individual                            Annual Compensation                     Long Term Compensation
and Principal Position               Year              Salary             Bonus

                                     1997            $  0                -                   -
Michael Recca                        1996            $  0                -                   -                     -
   Chairman(1)                       1995            $

                                     1997    $        126,000            -                   -
Franklin C. Karp                     1996    $        88,000             -                   -
                                                        (2)
  President                          1995           $108,000             -                   -

Joseph J. Calabrese,
 Executive Vice President,           1997    $        117,000
   Chief Financial Officer,          1996    $         82,000 (2)
    Treasurer and Secretary          1995    $        101,000



     (1) Beginning on March 1, 1998, Mr. Recca will receive an annual salary in the amount of $75,000 in his capacity as the Chairman of the Board of Directors of the Company.

     (2) Represents the nine month transition period ended October 26, 1996, when the Company's fiscal year end was changed to the Saturday closest to October 31 from the Saturday closest to January 31.

     Severance Agreements

     The Company has entered into  substantially  similar  severance  agreements
('Severance Agreement') with each of Franklin C. Karp, Joseph J. Calabrese, Michael A. Beck, and Roland W. Hiemer.

     Each Severance Agreement provides that in the event the Company is sold or merged with another company, involved in a corporate reorganization, or if a change of the current management takes place, and the party, for the foregoing reasons, is terminated or asked to accept a position other than that of senior officer requiring similar responsibilities to those that the party currently performs, or if the current corporate office is moved to a new location which is more than thirty miles from either Mineola, New York, or Lyndhurst, New Jersey, depending on who the party is, as a result of a reorganization or change in ownership or control, and the party declines the new position or relocation, the Company or its successor in control will be obligated, and continue, to pay the party at the same salary and car allowance, if any, the party had most recently been earning, for a period of one year following termination of Mr. Karp and Mr. Calabrese,  and six months for Mr. Beck and Mr. Hiemer.
In addition, the party will be fully covered under the Company's benefit plans, including, without limitation, the Company's medical, dental, life and disability insurance programs, during the one-year period for Mr. Karp and Mr. Calabrese and during the six month period for Mr. Beck and Mr. Hiemer (including family coverage for medical and dental insurance).

     In the event following any foregoing termination the party obtains employment at a lesser compensation than the party's compensation by the Company, the Company will pay the party the difference between the two salaries for the remainder of the one-year or six month period, whichever is applicable, plus continued coverage of the Company's benefit plans for the same period.

     Each Severance Agreement also provides that in the event the party is terminated for any other reasons, except conduct that is materially injurious to the Company or conviction of any crime involving moral turpitude, the Company will be obligated and continue to pay the party at the same salary the party has most recently been earning, for a period of six months following termination for Mr. Karp and Mr. Calabrese and three months for Mr. Beck and Mr. Hiemer, plus full coverage of the Company's benefits for the same period.

     Employment Agreement

     The Company will enter into a two-year  employment  agreement with Franklin
C. Karp, the Company's President, commencing on the effective date of the proposed public offering. The employment agreement provides that Mr. Karp continue as the Company's President with the same compensation and benefits which Mr. Karp currently receives, subject to annual adjustment to be determined and made by the Board of Directors of the Company.

     Stock Option Plan

     In April 1997, the Company adopted a stock option plan which currently covers 1,000,000 shares of the Common Stock. Options may be designated as either
(i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified stock options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company (collectively "Options"). In certain circumstances, the exercise of Options may have an adverse effect on the market price of the Common Stock.

     The Stock Option Plan is intended to encourage stock ownership by employees of the Company, so that they may acquire or increase their proprietary interest in the Company and to encourage such employees and directors to remain in the employ of the Company and to put forth maximum efforts for the success of the business. Options granted under the Stock Option Plan may be accompanied by either stock appreciation rights ("SARS") or limited stock appreciation rights (the "Limited SARS"), or both.

     The Plan is administered by the Company's Compensation and Stock Option Committee as the Board may establish or designate (the "Administrators"). The Committee shall be comprised of not less than two members, and all of whom shall be outside directors. The members of the Compensation and Stock Option Committee are Stewart L. Cohen and William F. Kenny III, outside directors.

     The Administrators, within the limitation of the Stock Option Plan, shall have the authority to determine the types of options to be granted, whether an Option shall be accompanied by SARS or Limited SARS, the purchase price of the shares of Common Stock covered by each Option (the "Option Price"), the persons to whom, and the time or times at which, Options shall be granted, the number of shares to be covered by each Option and the terms and provisions of the option agreements.

     The maximum aggregate number of shares of Common Stock as to which Options, Rights and Limited Rights may be granted under the Stock Option Plan to any one optionee during any fiscal year of the Company is 50,000.

     With respect to the ISOs, in the event that the aggregate fair market value, determined as of the date the ISO is granted, of the shares of Common Stock with respect to which Options granted and all other option plans of the Company, if any, become exercisable for the first time by any optionee during any calendar year exceeds $100,000, Options granted in excess of such limit shall constitute non-qualified stock options for all purposes. Where the optionee of an ISO is a ten (10%) percent stockholder, the Option Price will not be less than 110% of the fair market value of the Company's Common Stock, determined on the date of grant, and the exercise period will not exceed five
(5) years from the date of grant of such ISO. Otherwise, the Option Price will not be less than one hundred (100%) percent of the fair market value of the shares of the Common Stock on the date of grant, and the exercise period will not exceed ten (10) years from the date of grant. Options granted under the Plan shall not be transferable other than by will or by the laws of descent and distribution, and Options may be exercised, during the lifetime of the optionee, only by the optionee or by his guardian or legal representative.

     The Compensation and Stock Option Committee has approved the grant, as of the Effective Date, of ISOs to purchase an aggregate of 70,000 shares of Common Stock to certain employees of the Company. These Options will be exercisable as to one-third of such shares at an exercise price of $5.00 per share commencing one year from the Effective Date, as to an additional one-third of such shares at an exercise price of $5.50 per share commencing two years from the Effective Date; and as to an additional one-thir of such shares at an exercise price of $6.00 per share commencing three years from the Effective Date provided the Optionee shall be employed by the Company at the time of exercise.

     Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of January 28, 1998, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:


                                                              Amount and Nature of
    Name and Address of Beneficial Owner                    Beneficial Ownership (2)              Percentage


    Harvey Acquisition Company LLC                        1,915,000  (3)                            84.8%
      c/o Recca & Co., Inc.
      100 Wall Street, 10th Floor
      New York, NY 10005
     Michael Recca                                         1,920,000  (1) (3)                       85.0%
      Recca & Co., Inc.
      100 Wall Street, 10th Floor
      New York, NY 10005
   Stewart L. Cohen                                           10,000                                    *
      205 Chubb Avenue
      Lyndhurst, NJ 07071
   William F. Kenny, III                                       8,489                                    *
       Harvey Electronics, Inc
       205 Chubb Avenue
       Lyndhurst, NJ 07071
   Franklin C. Karp                                           15,000                                    *
    Harvey Electronics, Inc
    205 Chubb Avenue
    Lyndhurst, NJ 07071
 Joseph J. Calabrese                                          10,702                                    *
  205 Chubb Avenue
  Lyndhurst, NJ 07071
 Michael A. Beck                                              7,500                                     *
    Harvey Electronics, Inc
    205 Chubb Avenue
     Lyndhurst, NJ 07071
 Roland W. Hiemer                                             2,500                                     *
      Harvey Electronics, Inc
 205 Chubb Avenue
   InterEquity Capital Partners                             141,565  (3)                              6.0%
        220 Fifth Avenue, 10th Floor
   New York, NY 10001
      All Directors and Officers as group                   1,974,191                                87.4%
      (7 Persons)

     * Less than 1% of outstanding shares of Common Stock.

     (1) Includes Shares owned by HAC, of which Mr. Recca is a member and one of three managers. Assumes no exercise of outstanding warrants, stock options granted under the Company's Stock Option Plan, and no conversion of the outstanding Preferred Stock.

     Assumes no exercise of a put option granted by HAC to InterEquity, the exercise of which will allow InterEquity to require HAC to purchase the 51,565 shares held by InterEquity for $70,000 prior to the Effective Date ("Put Option").

     (4) Includes 90,000 Shares issuable on conversion of Preferred Stock.

     Item 12. Certain Relationships and Related Transactions.

     In 1995 and 1996, during the Company's bankruptcy proceeding, the Company borrowed, in the aggregate, approximately $2,822,500 (the "Loan") from HAC. As of the Effective date of the Company's Reorganization Plan, and pursuant to certain provisions contained therein, HAC's claims in connection with the Loan was satisfied by issuing HAC 2,000,000 shares of the Company's Common Stock. Subsequently, Michael Recca was elected as a member and Chairman of the Company's Board of Directors. In connection with the Loan, the Company paid a $5,000 per month loan servicing fee, which was to be paid to Recca & Co. Inc., of which Michael Recca is the sole shareholder, through October 1996. Subsequently, through March 1997, a $5,000 per month management fee was paid to HAC. There was an arrearage of management fees of approximately $30,000 which was forgiven by HAC.

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" regarding the Company's revolving line of credit facility with Paragon, which the Company entered into on November 5, 1997. Stewart L. Cohen, a director of the Company, is the Chief Executive Officer and a director of Paragon.


     In February and March, 1997, Mr. E. H. Arnold ("Arnold"), a member of HAC and a holder of Preferred Stock, loaned the Company the principal amount of $350,000, with an interest rate of 12% per annum. This loan is due on December 31, 1998 and can be prepaid without penalty.

     In November 1997, HAC transferred 85,000 shares of Common Stock to certain employees and directors of the Company and Arnold. Such transfer is to be treated for accounting purposes as if such shares were issued by the Company as compensation to such persons. The Company will record compensation expense equal to the fair market value of the shares (70% of the per share public offering price) over a two year period, during which the shares are subject to forfeiture by the transferees.

     Item 13. Exhibits and Reports on Form 8-K.

     The following exhibits are hereby incorporated by reference from the corresponding exhibits filed under the Company's Form SB-2 under Commission File #333 - 42121:



Exhibit
Number                     Description

3.1.1      --              Restated Certificate of Incorporation of 1967

3.1.2      --              Certificate of Amendment of the Certificate of Incorporation of 1997

3.1.3      --              Certificate of Amendment of the Certificate of Incorporation of December 1996

3.1.4      --              Certificate of Amendment of Certificate of Incorporation of July 1988

3.1.5      --              Certificate of Amendment of Certificate of Incorporation of July 1971

3.1.6      --              Certificate of Amendment of Certificate of Incorporation of February 1971

3.1.7      --              Certificate of Amendment of Certificate of Incorporation of June 1969

3.1.8      --              Certificate of Amendment of Certificate of Incorporation of September 1968

4.1        --              Sections in Certificate of Incorporation and the Amended
                              and Restated By-Laws of Harvey Electronics, Inc., that define the rights of the holders of shares of Common Stock, Preferred Stock and holders of Warrants
                              (included in Exhibit Nos. 3.1.2 and 3.1.3)

4.2        --              Form of Common Stock Certificate

4.3        --              Form of Redeemable Common Stock Purchase Warrant

4.4        --              Form of Representative's Warrant

4.5        --              Form of Warrant to Holders of Preferred Stock

10.1.1     --              Stock Option Plan of Harvey Electronics, Inc.

10.1.2     --              Form of Stock Option Agreement

10.2.1     --              Severance Agreement with Franklin C. Karp

10.2.2     --              Severance Agreement with Joseph J. Calabrese

10.2.3     --              Severance Agreement with Michael A. Beck

10.2.4     --              Severance Agreement with Roland W. Hiemer

10.3       --              Employment Agreement with Franklin C. Karp

10.4.1     --              Dealer Agreement between the Company and Mitsubishi Electronics America, Inc.

10.4.2     --              Dealer Agreement between the Company and Niles Audio Corporation, Inc.

10.5.1     --              Lease between the Company and Joseph P. Day Realty Corp. (2)

10.5.2     --              Lease between the Company and Goodrich Fairfield Associates, L.L.C. (2)

10.5.3     --              Lease between the Company and Sprout Development Co. (2)

10.5.4     --              Lease between the Company and Service Realty Company (2)

10.5.5     --              Lease between the Company and 205 Associates (2)

10.5.6     --              Sublease between the Company and Fabian Formals, Inc. and Affiliate First Nighter of Canada (2)

10.6       --              Loan and Security Agreement, Master Note and Trademark Security Agreement with Paragon Capital LLC

27.1       --              Financial Data Schedule

     (ii) The following exhibits are hereby incorporated by reference from Exhibit A filed as part of the registrant's Form 8-K dated November 3, 1997:

Exhibit
Number                    Description

2.1.1      --              Restated Modified Amended Joint and Substantially
                              Consolidated Plan of Reorganization of Harvey Electronics, Inc.


2.1.2      --              Order dated November 13, 1996 Confirming Plan of Reorganization


     (b) Reports on Form 8-K

     The Company filed a Report on Form 8-K dated November 3, 1997, which reported events under Items 1, 3, 5, 7 and 8.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HARVEY ELECTRONICS, INC.
                                     By /s/Franklin C. Karp
                                        ---------------------------------
                                       Franklin C. Karp, President

     Dated: January 30, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

               Signature                                        Title                                  Date
----------------------------------------------------------------------------------------------------------------------
          /s/ Franklin C. Karp              President and Director                            January 30, 1998
------------------------------------------
            Franklin C. Karp

        /s/ Joseph J. Calabrese             Executive Vice President, Chief Financial         January 30, 1998
------------------------------------------
          Joseph J. Calabrese               Officer, Treasurer, Secretary and Director

           /s/ Michael Recca                Chairman and Director                             January 30, 1998
------------------------------------------
             Michael Recca

       /s/ William F. Kenny, III            Director                                          January 30, 1998
------------------------------------------
         William F. Kenny, III

          /s/ Stewart L. Cohen              Director                                          January 30, 1998
------------------------------------------
            Stewart L. Cohen
