Form 10QSB
period 1998-01-31
HARVEY ELECTRONICS INC
filed 1998-03-17
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   Form 10-QSB

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________.

                          Commission File Number 1-4626

                            Harvey Electronics, Inc.
        (Exact name of small business issuer as specified in its charter)

      New York                                          13-1534671
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                     205 Chubb Avenue, Lyndhurst, New Jersey
                    (Address of principal executive offices)

                                  201-842-0078
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of March 11, 1998, 2,257,833 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                            Harvey Electronics, Inc.

                                   FORM 10-QSB

                                      INDEX



PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page no.
              Statements of Operations (Unaudited) - Thirteen weeks ended January 31,
                1998 and Fourteen weeks ended February 1, 1997 ...................................      3

              Balance Sheets - January 31, 1998 (Unaudited) and November 1, 1997 ....                   4

              Statements of Shareholders' Equity (Unaudited) - Thirteen weeks ended
                January 31, 1998 .................................................................      6

              Statements of Cash Flows (Unaudited) - Thirteen weeks ended January 31,
                1998 and Fourteen weeks ended February 1, 1998 ...................................      7

              Notes to Financial Statements (Unaudited) ..........................................      8

Item 2.       Management's Discussion and Analysis or Plan of Operation ..........................     12

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K ...................................................     17

Signatures .......................................................................................     17


Part I Financial Information
Item I. Financial Statements

                            Harvey Electronics, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                                    Thirteen Weeks           Fourteen Weeks
                                                                         Ended                   Ended
                                                                      January 31,             February 1,
                                                                         1998                     1997
                                                               -------------------------------------------------

Revenues
Net sales                                                       $4,869,816               $4,567,020
Interest and other income                                       15,542                        8,250
                                                               ----------------------------------------
                                                                4,885,358                 4,575,270
                                                               ----------------------------------------
Cost and expenses
Cost of sales                                                   2,996,320                 2,915,865
Selling, general and administrative expenses                    1,667,521                 1,769,739
Interest expense                                                   91,300                   114,725
                                                               ----------------------------------------
                                                                4,755,141                 4,800,329
                                                               ----------------------------------------
Income (loss) before income taxes                                 130,217                  (225,059)
         Income taxes                                                -                        -
                                                               ----------------------------------------
   Net income (loss)                                              130,217                  (225,059)

Preferred Stock dividend requirement                              (18,500)                  (17,620)
Accretion of Preferred Stock                                       (6,000)                  (19,509)
                                                               ----------------------------------------
Net income (loss) attributable to common stock                   $105,717                $ (262,188)
                                                               ========================================


   Basic and diluted earnings (loss) per share                     $.05                     $(.12)
                                                               ========================================

Weighted average number of common shares
 outstanding during the period                                  2,257,833                2,257,833
                                                               ========================================
Dividends per common share                                      NONE                     NONE



See accompanying notes.

                            Harvey Electronics, Inc.
                                 Balance Sheets


                                                                              January 31,            November 1,
                                                                                  1998                   1997
                                                                              (Unaudited)               (Note)
                                                                        -----------------------------------------------


Assets
Current assets:
     Cash and cash equivalents                                               $      63,742          $      10,033
     Accounts receivables, less allowance of $20,000                               408,498                272,436
     Certificate of deposit                                                              -                200,000
     Inventories                                                                 3,524,725              3,559,778
     Prepaid expenses and other current assets                                     160,618                109,656
                                                                        -----------------------------------------------
Total current assets                                                             4,157,583              4,151,903

Property and equipment:
     Leasehold improvements                                                        646,211                644,646
     Furniture, fixtures & equipment                                               751,778                738,872
                                                                        -----------------------------------------------
                                                                                 1,397,989              1,383,518

     Less accumulated depreciation & amortization                                  237,504                179,604
                                                                        -----------------------------------------------
                                                                                 1,160,485              1,203,914

Equipment under capital leases                                                       9,768                 15,768
Reorganization value in excess of amounts allocable to
     identifiable assets, less accumulated amortization of
     $82,523 - 1998 and $66,023 - 1997                                           1,565,940              1,582,440
Other, less accumulated amortization of $68,011 - 1998 and $40,400 - 1997
                                                                                   532,705                360,100
                                                                        -----------------------------------------------
Total assets                                                                 $   7,426,481          $   7,314,125
                                                                        ===============================================


     Note: The balance sheet as of November 1, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                            Harvey Electronics, Inc.
                           Balance Sheets (continued)


                                                                              January 31,            November 1,
                                                                                  1998                   1997
                                                                              (Unaudited)               (Note)
                                                                        -----------------------------------------------


Liabilities and shareholders' equity Current liabilities:
     Trade accounts payable                                                  $   1,547,887           $   1,716,755
     Accrued expenses and other current liabilities                                938,710               1,139,918
     Obligations relating to Chapter 11 reorganization                              17,500                  17,500
     Income taxes                                                                   16,619                  30,400
     Current portion of long-term liabilities                                       85,943                       -
     Current portion of capital lease obligations                                   22,958                  32,542
                                                                        ------------------------------------------------
Total current liabilities                                                        2,629,617               2,937,115

Long-term liabilities:
     Long-term debt                                                              2,355,538               2,127,851
     Cumulative dividends payable                                                   88,979                  70,479
     Other liabilities                                                             167,853                 157,411
     Capital lease obligations                                                       8,091                   8,583
                                                                        ------------------------------------------------
                                                                                 2,620,461               2,364,324

8 1/2%  Cumulative  Convertible  Preferred  Stock,
  par value  $1,000 per share; authorized   10,000  shares;
  issued  and  outstanding  875  shares  (aggregate
  liquidation preference - $875,000)                                                     -                 396,037

Shareholders' equity:
8 1/2%  Cumulative  Convertible  Preferred  Stock,
  par value  $1,000 per share; authorized   10,000  shares;
  issued  and  outstanding  875  shares  (aggregate
  liquidation preference - $875,000)                                               402,037                       -
     Common stock, par value $.01 per share; authorized
     10,000,000 shares; issued and outstanding 2,257,833
     shares                                                                         22,578                  22,578
     Additional paid-in capital                                                  3,377,799               3,067,799
     Deferred compensation                                                        (258,000)                      -
     Accumulated deficit                                                        (1,368,011)             (1,473,728)
                                                                        ------------------------------------------------
Total shareholders' equity                                                       2,176,403               1,616,649
                                                                        ------------------------------------------------
Total liabilities and shareholders' equity                                   $   7,426,481           $   7,314,125
                                                                        ================================================


     Note: The balance sheet as of November 1, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity


                                                                        Additional                                    Total
                                   Prefered Stock   Common     Stock     Paid-In      Deferred        Accumulated  Shareholders'
                                   Shares   Amount  Shares     Amount    Capital      Compensation     (Deficit)    Equity
                                  ---------------------------------------------------------------------------------------------
                                  ---------------------------------------------------------------------------------------------

Balance at November 1, 1997        -         -     2,257,833   $22,578   $3,067,799       -           $(1,473,728)  $1,616,649
Net income for the thirteen weeks
 ended January 31, 1998            -         -        -            -        -             -               130,217      130,217
Transfer of Common Stock from
 HAC to employees, directors and
 a member of HAC                   -         -        -            -        280,000   $(280,000)              -            -
Accretion of Preferred Stock       -         -        -            -         -            -                (6,000)      (6,000)
Reclassify Preferred Stock to
 shareholders' equity upon removal
 of redemption feature             875   $402,037     -            -         -            -                   -        402,037
Cumulative dividends on
 Preferred Stock                    -        -        -            -         -            -               (18,500)     (18,500)
Amortization of deferred
 compensation                       -        -        -            -         -           22,000               -         22,000
Record value of Common Stock
 Warrants                           -        -        -            -         30,000       -                   -         30,000

                                   ---------------------------------------------------------------------------------------------
Balance at January 31, 1998        875  $402,037   2,257,833   $22,578   $3,377,799   $(258,000)      $(1,368,011)  $2,176,403
                                   =============================================================================================


See accompanying notes.

                            Harvey Electronics, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                           Thirteen Weeks              Fourteen Weeks
                                                                               Ended                        Ended
                                                                          January 31, 1998            February 1, 1997
                                                                    ---------------------------------------------------------


Operating activities
Net income (loss)                                                       $   130,217             $      (225,059)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
     Depreciation and amortization                                          108,011                      57,329
     Deferred compensation                                                   22,000                        -
     Straight-line impact of rent escalations                                10,442                      26,796
     Changes in operating assets and liabilities:
        Accounts receivable                                                (136,062)                    (10,562)
        Inventories                                                          35,053                    (540,837)
        Prepaid expenses and other current assets                            34,981                      89,830
        Accounts payable                                                   (168,868)                     (7,564)
        Accrued expenses, other current liabilities and income taxes
                                                                           (214,989)                     19,860
                                                                    ---------------------------------------------------
Net cash used in operating activities                                      (179,215)                   (590,207)
                                                                    ---------------------------------------------------

Investing activities
Certificate of deposit                                                      200,000                         -
Purchases of property and equipment                                         (14,471)                    (516,522)
Increase in other assets                                                     (2,500)                     (70,044)
                                                                    ---------------------------------------------------
Net cash provided by (used) in investing activities                         183,029                     (586,566)
                                                                    ---------------------------------------------------

Financing activities
Debtor-in-possession financing                                                 -                         605,000
Costs of new line of credit facility                                        (82,178)                        -
Proposed initial public offering costs                                      (85,538)                        -
Net (repayments) borrowings of old revolving line
 of credit facility                                                      (1,777,851)                      889,550
Net proceeds from new revolving line of credit facility                   2,005,538                         -
Payments relating to Chapter 11 reorganization                                 -                         (294,269)
Principal payments on capital lease obligations                             (10,076)                      (21,772)
                                                                    ----------------------------------------------------
Net cash provided by financing activities                                    49,895                     1,178,509
                                                                    ----------------------------------------------------
Increase in cash and cash equivalents                                        53,709                         1,736
Cash and cash equivalents at beginning of period                             10,033                         3,379
                                                                    ----------------------------------------------------
Cash and cash equivalents at end of period                         $         63,742            $            5,115
                                                                    ====================================================


Supplemental cash flow information

     Tax payments                                                           $13,000                           -

     Interest payments                                                      $81,000                    $112,000



                                        7
See accompanying notes.

     1. Basis of Presentation and Description of Business

     Basis of Presentation

     The accompanying unaudited financial statements of Harvey Electronics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The accompanying financial statements have also been prepared assuming that the Company will continue as a going concern. The Company, which emerged from reorganization under Chapter 11 of the Bankruptcy Code after confirmation of its reorganization plan (the "Reorganization Plan") on November 13, 1996, had incurred recurring losses and negative cash flows from operations through November 1, 1997. Management's plan in regard to these matters principally include raising additional equity through a proposed public offering (see Note
3) and a refinancing of the Company's existing credit facility (see Note 2). If the Company is successful in the proposed Offering, it will seek to utilize the net proceeds to open or acquire additional retail facilities and for working capital purposes. Despite net income in the first quarter of fiscal 1998, management can not predict whether this trend will continue, or whether the proposed public offering will be consummated, and therefore whether the Company will be able to continue as a going concern. The financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern.

     Description of Business

     The Company is a specialty retailer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Revenue from retail sales is recognized at the time goods are delivered to the consumer or, for certain installation services, when such services are performed and accepted by the customer.

     Operating results for the three-month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended November 1, 1997.

     2. New Revolving Line of Credit Facility

     On November 5, 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 31, 1998
                                   (Unaudited)



     2. New Revolving Line of Credit Facility (continued)

     Proceeds from Paragon were used to pay down and cancel the existing credit facility with Congress Financial Corporation ("Congress"), reduce trade payables and pay related costs of the refinancing. The Paragon facility provides an improved advance rate of the Company's inventory which resulted in additional net financing of approximately $750,000 (after expenses) compared to the Company's previous facility with Congress. The interest rate on borrowings up to $2,500,000 is 1% over the prime rate. The rate charged on outstanding balances over $2,500,000 is 1.75% above the prime rate. A commitment fee of $49,500 was paid by the Company at closing and a facility fee of three-quarters of one percent (.75%) of the maximum credit line will be charged in each year. Monthly maintenance charges and a termination fee also exist under the line of credit.

     Paragon also received a warrant to purchase 125,000 shares of common stock subject to adjustment, which is currently exercisable at a price of $5.50 per share and expires April 3, 2001. The Company will record a charge over three years, based upon the estimated fair value of such warrant of approximately $24,000.

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

     3. Proposed Public Offering

     On September 15, 1997, the Company signed a letter of intent with an underwriter to sell common stock and warrants to purchase common stock in a public offering (the "Offering") . The underwriter proposes to co-manage and underwrite an offering of 1,200,000 shares of the Company's common stock and 1,830,000 of warrants ("Warrants") to acquire additional shares of Common Stock. 1,025,000 shares would be sold by the Company and 175,000 shares would be sold by Harvey Acquisition Company, LLC ("HAC"), the selling majority shareholder, with the proceeds to be received by HAC. The net proceeds from the proposed Offering will be used for the expansion or acquisition of additional retail stores and for working capital purposes.

     Each Warrant shall be exerisable for one share of common stock at 110% of the public offering price, for a period of three years commencing two years from the effective date of the Offering. The Warrants are also redeemable, (at a prescribed price) at the Company's option, two years after the effective date of the Offering if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the public offering price per share.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 31, 1998
                                   (Unaudited)



     3. Proposed Public Offering (continued)

     At the underwriter's election, it may underwrite an additional 180,000 shares and or 274,500 Warrants if market conditions permit. The common shares would be sold by HAC, with the net proceeds to be received by HAC.

     The Offering is subject to certain conditions, as defined in the letter of intent. There can be no assurance that this proposed transaction will be completed.

     In late November 1997, HAC transferred 85,000 shares of Common Stock to certain employees and directors of the Company and an individual who is a preferred shareholder and a member of HAC. Such transfer is to be treated for accounting purposes as if such shares were issued by the Company as compensation to such persons. The Company has recorded deferred compensation equal to the fair market value of the shares and will amortize this balance over the two-year period during which the shares are subject to forfeiture by the transferees. The Company recorded stock compensation expense of $22,000 for the thirteen weeks ended January 31, 1998.

     4. Stock Option Plan and Preferred Stock

     Stock Option Plan

     In conjunction with the Reorganization Plan, the Company's Board of Directors approved the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan"). The Stock Option Plan is subject to shareholder approval and provides for the granting of up to 1,000,000 shares of incentive and non-qualified common stock options and stock appreciation rights to certain directors, officers and key employees. On December 5, 1997, the Company's Compensation and Stock Option Committee of the Board of Directors approved a grant, as of the effective date of the Offering, of 70,000 incentive stock options to many of the Company's employees to purchase the Company's Common Stock exercisable as to one-third of such shares at an exercise price of $5.00 per share commencing one year from the effective date; one-third of such shares at an exercise price $5.50 per share commencing two years from the effective date and the remaining one-third of such shares at $6.00 per share commencing three years from the effective date.

     8.5% Cumulative Convertible Preferred Stock

     The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors in whole or in part at face value plus any accrued dividends. The carrying value of the Preferred Stock was estimated to be $402,037 at January 31, 1998, with an aggregate liquidation preference of $875,000.

     The Preferred Stock may be converted at the option of the holder, in whole or in part, as follows: (i) the first 50% of the Preferred Stock can be converted at $6.00 per share, and (ii)

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 31, 1998
                                   (Unaudited)


     4. Stock Option Plan and Preferred Stock (continued)

the balance is convertible at $7.50 per share. Beginning January 1, 2001, the Preferred Stock is convertible at the average closing price, as defined, of the Company's Common Stock for the preceding 45 day period.

     The Preferred Stock also contained a redemption feature whereby such shares would be redeemed on December 31, 2000. In December 1997, the redemption feature was eliminated and the holders of the Preferred Stock received 36,458 Warrants (valued at approximately $6,000) with terms equivalent to the Warrants in the Offering, (see Note 3). The unaudited balance sheet at January 31, 1998 has been presented to reflect the Preferred Stock in shareholder's equity, as a result of the removal of the redemption feature.

     Accumulated Preferred Stock dividends payable of $88,979 are outstanding and were recorded as a long-term liability at January 31, 1998. Such dividends, along with the accretion of the redeemable Preferred Stock, were recorded as a reduction of retained earnings at January 31, 1998.

     5. Statement of Financial Accounting Standards No. 128, Earnings per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning per Share ("FASB No. 128"). FASB No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted FASB No. 128 in the first quarter of fiscal 1998 and as a result, all earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the FASB No. 128 requirements.

     6. Inventories

     Inventories have been valued based upon gross profit percentages applied to sales.

     Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Historical results are not necessarily indicative of trends in operating results for any future period. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

     General

     On November 13, 1996, the Company emerged from its Chapter 11 Bankruptcy proceeding. The Company's Reorganization Plan provided that the Company change its fiscal year end from the Saturday closed to January 31 to the Saturday closest to October 31. On October 26, 1996, the Company adopted Fresh Start Reporting. The following discussion should be read in conjunction with the Company's audited financial statements for the fifty-three weeks ended November 1, 1997 and the thirty-nine week period ended October 26, 1996, included in the Company's annual report on Form 10-KSB.

     Thirteen Weeks Ended January 31, 1998 as Compared to Fourteen Weeks Ended February 1, 1997

     The fiscal year ended October 31, 1998 is a fifty-two week year as compared to fifty-three weeks for the prior year.

     Net Income (loss). Net income for the thirteen weeks ended January 31, 1998 was $130,217 as compared to a net loss of $225,059 for the fourteen weeks ended February 1, 1997.

     Revenues. Net Sales for the thirteen weeks ended January 31, 1998 increased 6.6% or $303,000 over the fourteen weeks ended February 1, 1997. Comparable store sales for the first quarter ended January 31, 1998 increased 20.9% or $742,000 from the same period last year. The first quarter ended January 31, 1998 includes sales from three mature stores and the new store in Greenwich, Connecticut, which opened in January 1997. The same quarter last year included sales from four mature stores and the Greenwich, Connecticut store for only one month. One retail store was closed in February 1997. The increase in the Company's sales is attributed to increases in the volume of goods and services sold and to a lesser extent, changes in product lines. The prices of its goods have remained relatively constant. The Company's sales continue to benefit from the successful marketing campaign where emphasis is placed on the quality of its manufacturers' products, new technologies, service and custom installation of home theater and multi-room audio/video systems.

     The Company offers its customers who qualify, a Harvey credit card which is issued by an unrelated finance company. The Company continuously offers consumers using the Harvey credit card 90 days interest-free financing on any purchases. As a promotion, the Company,

     Thirteen Weeks Ended January 31, 1998 as Compared to Fourteen Weeks Ended February 1, 1997 (continued)

from time to time, offers consumers using the Harvey credit card attractive financing alternatives of 6 or 12 month interest-free financing on specific products. The Company pays the finance company a fee in connection with all interest-free financing which is a percentage on such sales. For the thirteen weeks ended January 31, 1998, the cost to the Company, net of contributions to the Company made by manufacturers, for the 6 or 12 month financing was approximately $12,000.

     Costs and  Expenses.  Total  cost of sales  for the  thirteen  weeks  ended
January 31, 1998 increased 2.8% or $80,000 from the fourteen weeks ended February 1, 1997. This was primarily the result of increased sales, offset by improved gross profit margins.

     Gross profit margin for the first quarter ended January 31, 1998 was 38.5% as compared to 36.2% for the same quarter last year. The gross profit margin improved as a result of increased custom installation sales which have higher gross profit margins. Additionally, an increase was realized from merchandising changes started in fiscal 1997, where higher margin products from new manufacturers were added and lower margin products were eliminated. Finally, the marketing campaign for the first quarter in fiscal 1998 placed less emphasis on price sensitive advertisements as compared to the same quarter last year.

     Selling, general and administrative expenses for the thirteen weeks ended January 31, 1998 decreased 5.8% or $102,000 as compared to the fourteen weeks ended February 1, 1997. Comparable store selling, general and administrative expenses for the first quarter decreased approximately 1.6% or $23,000 as compared to the same quarter last year. The thirteen weeks ended January 31, 1998 includes net advertising expense of $43,000 as compared to $75,000 for the fourteen weeks ended February 1, 1997. Additionally, occupancy costs for the thirteen weeks ended January 31, 1998 decreased 19.6% or $83,000. This was primarily the result of a reduction in warehouse space beginning in fiscal 1998 and from the closing of a retail store in February 1997. The thirteen weeks ended January 31, 1998 also includes non-cash stock compensation expense of $22,000. No stock compensation expense was recorded in the fourteen weeks ended February 1, 1997.

     Interest expense for the thirteen weeks ended January 31, 1998 decreased 20.4% or $23,000 as compared to the fourteen weeks ended February 1, 1997. This decrease was primarily due to the elimination of debtor-in-possession financing which was outstanding through December 1996 of the prior year's quarter, offset by additional interest on the revolving line of credit facility and the term loan from a preferred stockholder and member of HAC. This term loan was made available to the Company in the second quarter of fiscal 1997.

     Liquidity and Capital Resources

     On November 13, 1996, the Court confirmed the Reorganization Plan. The effective date of the Reorganization Plan was December 26, 1996, which was within the first quarter of the prior year. Refer to the Company's annual report on Form 10-KSB for further information on the Reorganization Plan.

     The Company's ratio of current assets to current liabilities was 1.58 at January 31, 1998 as compared to 1.41 at November 1, 1997. The increase in the current ratio at January 31, 1998 was primarily the result of the Company's net profit.

     Net cash provided by investing activities was approximately $183,000 for the thirteen weeks ended January 31, 1998, which related to the purchase of property, equipment and other assets offset by the proceeds from the redemption of a certificate of deposit.

     Financing activities resulted in an increase in net cash of approximately $50,000 for the thirteen weeks ended January 31, 1998. This increase was primarily the result of additional net borrowings from the new revolving line of credit facility, offset by costs relating to the Company's refinancing of its previous line of credit facility and from proposed offering costs approximating $86,000.

     On November 5, 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. Proceeds from Paragon were used to pay down and cancel the existing credit facility with Congress Financial Corporation ("Congress"), reduce trade payables and pay related costs of the refinancing. The Paragon facility provides an improved advance rate of the Company's inventory which resulted in additional net financing of approximately $750,000 (after expenses) compared to the Company's previous facility with Congress. The interest rate on borrowings up to $2,500,000 is 1% over the prime rate. The rate charged on outstanding balances over $2,500,000 is 1.75% above the prime rate. A commitment fee of $49,500 was paid by the Company at closing and a facility fee of three-quarters of one percent (.75%) of the maximum credit line will be charged in each year. Monthly maintenance charges and a termination fee also exist under the line of credit. The Company also paid an early termination fee of $30,000 to Congress.

     The maximum amount of borrowing available to the Company under this line is limited to formulas prescribed in the loan agreement. The Company's maximum borrowing availability is equal to 75% of acceptable inventory, minus the then unpaid principal balance of the loan, minus the then aggregate of such availability reserves as may have been established by Paragon, minus the then outstanding stated amount of any letters of credit.

     Pursuant to the credit facility, the Company must maintain certain levels of inventory, trade accounts payable, inventory purchases, net income or loss and minimum gross profit margins. Additionally, the Company's capital expenditures, assuming no retail store expansion, may not exceed $125,000 for fiscal 1998.

     Paragon obtained a senior security interest in substantially all of the Company's assets. The revolving line of credit facility provides Paragon with rights of acceleration upon the breach of certain financial covenants or the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is also restricted from paying dividends on Common Stock, retiring or repurchasing its Common Stock, and entering into additional indebtedness (as defined).

     Paragon also received a warrant to purchase 125,000 shares of Common Stock subject to adjustment, which is currently exercisable at a price of $5.50 per share and expires April 3, 2001.

     The amount outstanding under the Paragon revolving line of credit facility as of March 6, 1998 is approximately $2,191,000.

     On September 15, 1997, the Company signed a letter of intent with an underwriter to sell common stock and warrants to purchase common stock in a public offering (the "Offering") . The underwriter proposes to co-manage and underwrite an offering of 1,200,000 shares of the Company's common stock and 1,830,000 of warrants ("Warrants") to acquire additional shares of Common Stock. 1,025,000 shares would be sold by the Company and 175,000 shares would be sold by Harvey Acquisition Company, LLC ("HAC"), the selling majority shareholder, with the proceeds to be received by HAC. The net proceeds from the proposed Offering will be used for the expansion or acquisition of additional retail stores and for working capital purposes.

     At the underwriter's election, it may underwrite an additional 180,000 shares and or 274,500 Warrants if market conditions permit. The common shares would be sold by HAC with the proceeds to be received by HAC.

     The Offering is subject to certain conditions, as defined in the letter of intent. There can be no assurance that this proposed transaction will be completed (see Note 3 to the financial statements for additional information).

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

     The Company's management estimates that the total cost of opening a retail store is $650,000, or $3,250,000 for the five planned stores. The estimated cost of opening each new store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory (net of the portion to be borrowed from the
Company's lender), lease acquisition expenses, preopening expenses and additional advertising and promotion in connection with the opening.

     As an alternative to leasing and developing new stores, the Company will consider acquiring the business of existing electronics retailers. Notwithstanding, the Company is not engaged in any negotiations and has not signed any agreement regarding any such potential acquisition.

     Despite net income in the first quarter of fiscal 1998, management can not predict whether this trend will continue, or whether the proposed public offering will be consummated, and therefore whether the Company will be able to continue as a going concern. However, management believes that the net proceeds from the proposed Offering, plus cash flow from operations and funds made available under the credit facility, will be sufficient to meet the Company's anticipated working capital needs and expansion plan for the next twelve month period.

     During the periods presented, the Company was not significantly impacted by the effects of inflation or seasonally.

     PART II. OTHER INFORMATION:

     Items 1 through 5 were not applicable in the quarter ended January 31, 1998.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit Number Description

     27 Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the first quarter of fiscal 1998.


                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 11, 1998.

                                         Harvey Electronics, Inc.



                                     By: /s/Franklin C. Karp
                                        ----------------------------------
                                        Franklin C. Karp
                                        President

                                     By:/s/Joseph J. Calabrese
                                        ----------------------------------
                                        Joseph J. Calabrese
                                        Executive Vice President,
                                        Chief Financial Officer,
                                        Treasurer & Secretary