Form 10KSB/A
period 1997-11-01
HARVEY ELECTRONICS INC
filed 1998-06-16
CIK 46043

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                Amendment No. 1


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

(State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)                       No.)

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     State issuer's revenues for its most recent fiscal year. $15,470,942

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 15, 1998.

                                    3,282,833

     As of June 15, 1998, the aggregate market value of the registrant's common stock was $7,796,728. The shares are currently traded on the NASDAQ SmallCap Market under the symbols "HRVE" for the Common Stock and "HRVEW" for the Warrants to purchase Common Stock.

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

     Sale of Common Stock and Warrants in  Public Offering

     On April 7, 1998, the Company completed an issuance of its common stock and common stock warrants in a public offering (the "Offering"). The Offering was co-managed by The Thornwater Company, L.P. (the "Underwriter"), which sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares by HAC. 2,104,500 of Warrants ("Warrants") to acquire additional shares of the Company's common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.0 million, will be used for retail store explanation and working capital purposes.

     In April 1998, the net proceeds from the Offering were used to temporarily paydown the Paragon credit facility ($2,262,306); retire the principal ($350,000) and interest ($47,627) of a term loan; make short-term investments in cash equivalents ($1,235,751); and the balance was used for working capital purposes.

     Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price, for a period of three years commencing two years from the effective date of the Offering. The Warrants also are redeemable (at a prescribed price), at the Company's option, two years after the effective date of the Offering if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share.

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

     As compensation for the Offering, the Underwriters received a 10% commission; a 3% non-accountable expense allowance and Warrants for 10% of the number of shares of common stock and Warrants sold to the public. These Warrants are non-exercisable for one year following the Effective Date and are exercisable thereafter for a period of five years at 120% of the initial public offering price. The Company also paid approximately $124,000 at the closing of the Offering, which represents consulting fees to the Underwriters for a three year period commencing on the Effective Date. The Underwriters also will, for a period of three years, engage two designees as advisors to the Board of Directors. Underwriting expenses are presently in negotiation.

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


                                            Fifty-Three           Thirty-Nine            Fifty-Two
                                            Weeks Ended           Week s Ended          Weeks Ended
                                            November 1,           October 26,           January 27,
                                               1997                   1996                 1996
                                       ---------------------- --------------------- --------------------
Audio Components                                 53%                    51%                   53%
Mini Audio Shelf Systems                          6                      7                     8
TV and Projectors                                16                     18                    16
VCR/DVD/DSS                                       6                      5                     6
Furniture                                         4                      5                     5
Cable and Wire                                    5                      4                     4
Accessories                                       6                      4                     3
Extended Warranties                               1                      2                     2
Miscellaneous                                     3                      4                     3
                                       ====================== ===================== ====================
                                                100%                   100%                  100%
                                       ====================== ===================== ====================

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

     Under the dealer agreement between the Company and Mitsubishi, the Company is required to purchase an aggregate of $400,000 of equipment annually, subject to an increase. The Company's dealer agreement with Niles Audio requires the Company to purchase at least $300,000 of equipment per year. The Company's dealer agreement with Bang & Olufsen requires the Company to purchase $160,000 of equipment annually.

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

     In addition, customers who qualify can obtain longer term financing with a Harvey credit card, which the Company makes available to its customers. The Harvey credit card is issued by an unrelated finance company, without recourse to the Company. The Company also periodically, as part of its promotional activities, makes manufacturer, (i.e., Mitsubishi), sponsored financing available to its customers. Generally, the cost of such financing is paid for by the Company, but manufacturers periodically participate with, and contribute to the Company in financing these promotions.

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

     The Company offers an extended warranty contract for most of the audio, video and other merchandise it sells, which extended warranty contract provides coverage beyond the manufacturer warranty period. Extended warranties are provided by an unrelated insurance company on a non-recourse basis to the Company. The Company collects the retail sales price of the extended warranty contract from customers and remits the customer information and the cost of the contract to the insurance company. Sales of extended warranty contracts represent between 1% and 2% of the Company's net sales. The warranty obligation is solely the responsibility of the insurance company.

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

     Both the print and direct mail advertising consistently offer attractive financing alternatives on purchases on credit without interest for six or twelve months. The Company also maintains an Internet site on the World Wide Web, at www.harveyonline.com. The site promotes the Company's manufacturers and their products as well as the Company's retail stores and custom installation services.

     The following table shows the Company's gross advertising costs and net advertising expense as a percentage of net sales for the periods presented. Net advertising expense represents gross advertising cost less market development funds, cooperative advertising and other promotional amounts received from the manufacturers.

                                                                    Fifty-Three            Thirty-Nine
                                                                    Weeks Ended           Week s Ended
                                                                    November 1,            October 26,
                                                                       1997                   1996
                                                               ---------------------- ----------------------



Gross advertising costs                                               $1,048,000               $690,000
Net advertising expenses                                               $ 401,000               $358,000
Percentage of net sales                                                   2.6%                   3.9%


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

     Employees

     As of January 31, 1998, the Company employed approximately 70 full-time employees of which 11 were management personnel, 11 were administrative personnel, 25 were salespeople, 13 were warehouse workers and 10 were engaged in custom installation.

     The salespeople, warehouse workers, and installation staff (48 people) are covered by a collective bargaining agreement with the Company which expires August 1, 2000. The Company has never experienced a material work stoppage and believes that its relationships with its employees and the union are satisfactory.

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

     The Company leases the following retail premises:

                                        Expiration Date of     Renewal      Approximate Selling     Current Annual
               Location                        Lease           Options         Square Footage            Rent
--------------------------------------- -------------------- ------------- ----------------------- -----------------


2 West 45th Street                      6/30/2005
New York, NY                                                 None                    7,500             $488,000

556 Route 17 North                      6/30/2003
Paramus, NJ                                                  None                    7,000             $238,000

888 Broadway at 19th St.                Month to month       None                    4,000             $180,000
New York, NY
(within ABC Carpet & Home)

19 West Putnam Ave. Greenwich, CT       9/30/2001            5 years                 5,300             $176,000


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

     There are outstanding disputed tax claims of approximately $50,000 which were made against the Company during its Chapter 11 proceeding. The Company has provided reserves of $17,000 for such taxes, penalties and interest, which the Company believes to be adequate. However, there can be no assurance that the reserve will be sufficient to cover these tax claims

     Item 4. Submission of Matters to a Vote of Security Holders.

     No matters came to a vote by the Company's security holders during the fiscal year ended November 1, 1997.

                                     Part II

     Item 5. Market for Common Equity and Related Stockholder Matters.

     Shares of Common Stock of The Harvey Group Inc., the predecessor of the Company, were traded on the American Stock Exchange until June 16, 1995, and were subsequently traded on the OTC Electronic Bulletin Board through November 1996, when such trading ceased as a result of the confirmation of the Company's Reorganization Plan. Currently, the Company's securities are traded on the NASDAQ SmallCap Market under the symbols "HRVE" for the Common Stock and "HRVEW" for the Warrants to purchase Common Stock.

     The outstanding shares of Common Stock are currently held by approximately 1,600 shareholders of record, and the Preferred Stock by five holders of record.

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

     Common Stock

     The Company is authorized to issue 10,000,000 shares of Common Stock with a par value of $0.01 per share. As of June 15, 1998, 3,282,833 shares are outstanding and held by approximately 1,600 shareholders of record.

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

     Preferred Stock

     The Company's Certificate of Incorporation authorizes the issuance of 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. As of June 15, 1998, 875 shares of Preferred Stock were issued and outstanding and were held by five holders of record.

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

     General

     On November 13, 1996, the Company emerged from its Chapter 11 Bankruptcy proceeding. The Company's Reorganization Plan provides that the Company change its fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. On October 26, 1996, the Company adopted Fresh Start Reporting. The following discussion should be read in conjunction with the Company's audited financial statements for the fifty-three weeks ended November 1, 1997 and the thirty-nine week period ended October 26, 1996, appearing elsewhere in this Form 10-KSB/A. The unaudited financial information for the fifty-two week period ended October 26, 1996 and the thirty-nine weeks ended October 28, 1995 is presented for comparison purposes only.

     Statements of Operations Data:

                                                 Post
                                              Bankruptcy                     Pre Bankruptcy
                                            --------------- --------------- ----------------- --------------
                                             Fifty-Three      Fifty-Two       Thirty-Nine      Thirty-Nine
                                             Weeks Ended     Weeks Ended      Weeks Ended      Weeks Ended
                                            --------------- --------------- ----------------- --------------
                                             November 1,     October 26,      October 26,      October 28,
                                                 1997            1996             1996            1995
                                            --------------- --------------- ----------------- --------------
                                                             (Unaudited)                       (Unaudited)
                                                              (In thousands, except share
                                                                         data)


Net sales                                       $15,398         $14,025          $9,263           $11,107
Cost of sales                                     9,765           9,230           6,095             7,312
Gross profit                                      5,633           4,796           3,168             3,795
Gross profit percentage                           36.6%           34.2%           34.2%             34.2%
Interest expense                                    325             506             356               307
Selling, general and administrative               6,706           6,473           4,937             5,782
   expenses
Other income                                         73              96              88                78
Loss before reorganization expenses,             (1,325)         (2,087)         (2,037)           (2,216)
   fresh start adjustments and
   extraordinary item
Reorganization expenses, net                          -            (885)           (247)             (520)
Fresh start adjustments                               -           1,858           1,858                 -
Extraordinary gain on forgiveness of debt             -           5,339           5,339                 -

Net (loss) income                                (1,325)          4,225           4,913            (2,736)
Accretion of Preferred Stock                        (78)              -               -                 -
Preferred Stock dividend requirement                (71)              -               -                 -
Net (loss) income attributable to Common       $ (1,474)         $4,225          $4,913           $(2,736)
   Stock

Net (loss) income applicable to common             $(.65)         $1.33           $1.55             $(.86)
   shareholders

Weighted average number of common shares
   and common stock equivalent shares
   outstanding during the period (1)          2,257,833



     (1) Common stock equivalent shares were not considered, since their inclusion would be anti-dilutive.

     Balance Sheet Data:

                                                          Unaudited
                                                           Pro Forma                   Actual
                                                                          ----------------------------------
                                                          November 1,       November 1,       October 26,
                                                            1997(1)             1997             1996
                                                       ------------------ ----------------- ----------------
                                                                                   (In thousands)



Working capital                                              $1,215             $1,215            $1,436
Total assets                                                  7,314              7,314             7,167
Long-term liabilities                                         2,364
including capital leases                                                         2,364               942
Total liabilities and temporary equity                        5,301              5,697             3,757
Total shareholders' equity                                    2,013              1,617             3,410


------------

     (1) The pro forma balance sheet at November 1, 1997 is presented to reflect the Company's Preferred Stock in stockholders' equity as though the removal of a Preferred Stock redemption feature, which occurred in December 1997, had taken place on November 1, 1997.

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

     Selling, general and administrative expenses increased 3.6% or $233,000 for the fifty-three weeks ended November 1, 1997 as compared to the fifty-two weeks ended October 26, 1996. Comparable store selling, general and administrative expenses increased 12.2% or $631,000 for the fifty-three weeks ended November 1, 1997 as compared to the fifty-two weeks ended October 26, 1996. The fifty-three weeks ended November 1, 1997 includes net advertising expenses of $401,000, as compared to $221,000 for the fifty-two weeks ended October 26, 1996.

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

     Liquidity and Capital Resources

     On November 13, 1996, the Bankruptcy Court confirmed the Reorganization Plan ("Confirmation Date"). The effective date of the Reorganization Plan was December 26, 1996 (the "Reorganization Date"). Prior to the Reorganization Date, all of the Company's old shares of common and preferred stock were canceled. The Company simultaneously amended its Certificate of Incorporation and is authorized to issue 10,010,000 shares consisting of 10,000 shares of 8-1/2% Cumulative Convertible Preferred Stock with a par value of $1,000 per share and 10,000,000 shares of Common Stock with a par value of $.01 per share.

     The Reorganization Plan provided for the redistribution of Common Stock as follows:

     Prior to the Reorganization Date, the new shares of Common Stock in Harvey Electronics, Inc. were issued as follows:

     2,000,000 shares were issued to HAC in satisfaction of the $2,822,500 of subordinated secured financing provided to the Company during its reorganization process.

     186,306 shares were issued to the Company's unsecured creditors in satisfaction of prepetition liabilities compromised.

     19,962 shares were issued to the Company's former shareholders.

     InterEquity Capital Partners, L.P. ("InterEquity"), a prereorganization subordinated secured debtholder, received 51,565 shares of Common Stock as payment in full of an allowed finders fee.

     Prior to the Reorganization Date, 875 shares of the Company's Preferred Stock were issued to the Company's preorganization subordinated secured debt holders in exchange for $875,000 of such debt. The reorganization carrying value of the Preferred Stock has been estimated to be $318,000 based on a sale of such security, independent of the Company, for 36% of stated value. The difference between the carrying amount of the prereorganization debt and the reorganization carrying value has been included with the extraordinary gain on forgiveness of debt in the accompanying statement of operations for the thirty-nine weeks ended October 26, 1996.

     Convenience claims of $1,000 or less were paid in cash approximately $20,000. The Reorganization Plan also provided for cash distribution ($452) of $1.00 to any former shareholders holding 100 or fewer shares of the Company's old common stock.

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

     The balance sheet as of October 26, 1996 was prepared based on Fresh Start Reporting which was adopted on the Confirmation Date and applied as of October 26, 1996, the end of the accounting period closest to the Confirmation Date. The Company has adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The Company adopted Fresh Start reporting because the holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the merging entity and its reorganization value was less than its postpetition liabilities and allowed claims. Fresh Start Reporting has resulted in changes to the balance sheet, including valuation of assets and liabilities at fair market value and valuation of equity based on the reorganization value of the ongoing business, and accordingly, the financial statements for periods prior and subsequent to the adoption of Fresh Start accounting are not comparable.

     The reorganization value of the Company was determined based on the consideration received from HAC to obtain its ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock. Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity, as authorized by the Court, for an approved finders fee. The excess of the reorganization value over the fair value of net assets and liabilities ($1,582,440 at November 1, 1997) is reported as "Reorganization value in excess of amounts allocable to identifiable assets." See Note 1 to the financial statements for further information.

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

     On November 5, 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. Proceeds from Paragon were used to pay down and cancel the existing credit facility with Congress Financial Corporation ("Congress"), reduce trade payables and pay related costs of the refinancing. The Paragon facility provides an improved advance rate of the Company's inventory which resulted in additional net financing of approximately $750,000 (after expenses) compared to the Company's previous facility with Congress. The interest rate on borrowings up to $2,500,000 is 1% in excess of the rate of interest announced publicly by Norwest Bank, Minnesota, National Association, from time to time as its "prime rate" (the "Prime Rate"). The rate charged on outstanding balances over $2,500,000 is 1.75% above the Prime Rate. A commitment fee of $49,500 was paid by the Company at closing and a facility fee of three-quarters of one percent (.75%) of the maximum credit line will be charged in each year. Monthly maintenance charges and a termination fee also exist under the line of credit.

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

     Pursuant to the credit facility the Company must maintain certain levels of inventory, trade accounts payable, inventory purchases, net income or loss and minimum gross profit margins. Additionally, the Company's capital expenditures, assuming no retail store expansion, may not exceed $125,000 for fiscal 1998.

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

     On April 7, 1998, proceeds from the Offering were used to pay down the amount outstanding ($2,362,000) under the Paragon revolving line of credit facility. At June 15, 1998, there are no outstanding borrowings under the Paragon revolving line of credit facility.

     The Company's management believes that the Company's overhead structure has the capacity to support additional stores without significant increase in cost and personnel, and, consequently, the revenues and profit from new stores will have a positive impact on the Company's operations. Based on such belief of the Company's management, the Company intends to utilize the net proceeds from the Offering to open five new retail stores. The design and layout of the new stores are expected to be similar to the Company's retail store located in Greenwich, Connecticut. The Company plans to locate new stores in affluent suburbs similar to Greenwich, Connecticut. The prospective areas include North Shore of Long Island and Westchester County in New York, Monmouth County in New Jersey and southern Connecticut.

     The Company has preliminarily identified these general locations as potential sites for the new stores because the demographics of these areas are consistent with what the Company believes to be its target customer base and because these areas are served by the media in which the Company already advertises. By spreading the advertising costs over more stores and greater revenues, the Company believes it will receive better value for its advertising expenditures. The Company plans to open the four new stores during the following twenty-four months. The timing may vary depending upon many factors including the ability of the Company to locate suitable premises or to enter into acceptable leases for the opening of the new stores. The Company's management estimates that the total cost of opening a retail store is $650,000, or $3,250,000 for the five planned stores. The estimated cost of opening each new store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory (net of the portion to be borrowed from the Company's lenders), lease acquisition expenses, pre-opening expenses and additional advertising and promotion in connection with the opening. However, expansion entails significant risks including an increase in rent and expenses related to the operation of a particular store. There can be no assurance that new stores, if opened, will, in fact, generate sufficient revenue to cover the operating expenses incurred by such stores, or contribute positively to the Company's results of operations. The Company believes acceptable retail space is available in the areas where it intends to expand.

     As an alternative to leasing and developing new stores, the Company will consider acquiring the business of existing electronics retailers. However, the Company has not signed any agreement regarding any such potential acquisition.

     Management believes that the net proceeds from the Offering, plus cash flow from operations and funds made available under the credit facility, will be sufficient to meet the Company's anticipated working capital needs and expansion plan through the twelve month period immediately following the Offering.

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

     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


     None

                                    Part III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:


         Name                      Age(1)                  Position
----------------------------- --------------- ---------------------------------

Michael Recca.                       47              Chairman and Director
William F. Kenny, III                67              Director
Stewart L. Cohen                     44              Director
Franklin C. Karp                     44              President and Director
Joseph J. Calabrese                  38              Executive Vice  President,  Chief  Financial  Officer,
                                                         Treasurer, Secretary and Director
Michael A. Beck                      39              Vice President of Operations
Roland W. Hiemer                     37              Director of Inventory Control


----------------------
(1) As of May 31, 1998.

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

     William F. Kenny, III has been a director of the Company since 1975. For the past five years Mr. Kenny has been a consultant to Meenan Oil Co., Inc. Mr. Kenny has also served as a director of the Empire State Petroleum Association, Petroleum Research Foundation and is President of the East Coast Energy Council. Mr. Kenny was also the president of the Independent Fuel Terminal Operators Association and the Metropolitan Energy Council.

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

                           Summary Compensation Table

            Name of Individual                                                                Long Term
          and Principal Position               Year           Salary           Bonus        Compensation
------------------------------------------- ----------- ------------------- ------------ --------------------

                                               1997       $         -         $     -      $         -
Michael Recca
   Chairman(1)                                 1996       $         -               -                -
                                               1995       $         -               -                -

                                               1997       $   126,000               -                -
Franklin C. Karp
   President                                   1996       $    88,000 (2)           -                -
                                               1995       $   108,000               -                -

Joseph J. Calabrese
   Executive Vice President,                   1997       $   117,000               -                -
   Chief Financial Officer,                    1996       $    82,000 (2)           -                -
   Treasurer and Secretary                     1995       $   101,000               -                -


     (1) Beginning on April 1, 1998, Mr. Recca will receive an annual directors fee in the amount of $95,000 in his capacity as the Chairman of the Board of Directors of the Company.

     (2) Represents the nine month transition period ended October 26, 1996, when the Company's fiscal year end was changed to the Saturday closest to October 31 from the Saturday closest to January 31.

     Severance Agreements

     The Company has entered into  substantially  similar  severance  agreements
("Severance Agreement") with each of Franklin C. Karp, Joseph J. Calabrese, Michael A. Beck, and Roland W. Hiemer.

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

     Employment Agreement

     On April 3, 1998, the Company entered into a two-year employment agreement with Franklin C. Karp, the Company's President. The employment agreement provides that Mr. Karp continue as the Company's President with the same compensation and benefits which Mr. Karp currently receives, subject to annual adjustment to be determined and made by the Board of Directors of the Company.

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

     The Compensation and Stock Option Committee has approved the grant, as of the Effective Date, of ISOs to purchase an aggregate of 70,000 shares of Common Stock to certain employees of the Company. These Options will be exercisable as to one-third of such shares at an exercise price of $5.00 per share commencing one year from the Effective Date, as to an additional one-third of such shares at an exercise price of $5.50 per share commencing two years from the Effective Date; and as to an additional one-third of such shares at an exercise price of $6.00 per share commencing three years from the Effective Date provided the Optionee shall be employed by the Company at the time of exercise.

     Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of March 31, 1998, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

                                                              Amount and Nature of
        Name and Address of Beneficial Owner                Beneficial Ownership (2)          Percentage
------------------------------------------------------ ----------------------------------- -----------------

Harvey Acquisition Company LLC
   c/o Recca & Co., Inc.
   100 Wall Street, 10th Floor
   New York, NY 10005                                             1,750,000 (3)                   53.3%

Michael Recca
   Recca & Co., Inc.
   100 Wall Street, 10th Floor
   New York, NY 10005                                             1,755,000 (1) (3)               53.5%

Stewart L. Cohen
   Harvey Electronics, Inc.
   205 Chubb Avenue
   Lyndhurst, NJ 07071                                               10,000                        *

William F. Kenny, III
   Harvey Electronics, Inc.
   205 Chubb Avenue
   Lyndhurst, NJ 07071                                                8,489                        *

Franklin C. Karp
   Harvey Electronics, Inc.
   205 Chubb Avenue
   Lyndhurst, NJ 07071                                               15,000                        *

Joseph J. Calabrese
   Harvey Electronics, Inc.
   205 Chubb Avenue
   Lyndhurst, NJ 07071                                               10,702                        *





                                                              Amount and Nature of
         Name and Address of Beneficial Owner               Beneficial Ownership (2)          Percentage
------------------------------------------------------ ----------------------------------- -----------------

Michael A. Beck
   Harvey Electronics, Inc.
   205 Chubb Avenue
   Lyndhurst, NJ 07071                                                7,500                        *

Roland W. Hiemer
   Harvey Electronics, Inc.
   205 Chubb Avenue
   Lyndhurst, NJ 07071                                                2,500                        *

InterEquity Capital Partners
   220 Fifth Avenue, 10th Floor
   New York, NY 10001                                               131,565 (4)(5)                 3.9%

All Directors and Officers as group
   (7 Persons)                                                    1,809,191(4)                    55.1%


     * Less than 1% of outstanding shares of Common Stock.

     (1) Includes Shares owned by HAC, of which Mr. Recca is a member and one of three managers.

     (2) Assumes no exercise of outstanding warrants, stock options granted under the Company's Stock Option Plan, and no conversion of the outstanding Preferred Stock.

     (3) Assumes no exercise of a put option granted by HAC to InterEquity, the exercise of which will allow InterEquity to require HAC to purchase the 51,565 shares held by InterEquity for $70,000 prior to the Effective Date ("Put
Option") and does not include the 10,000 shares to be purchased by HAC from InterEquity at $5.00 per share within 10 days of the closing of the offering.

     (4) Includes 10,000 Shares to be purchased by HAC from InterEquity at $5.00 pr Share within 10 days of the closing of the Offering, but assumes no exercise of the Put Option. If the Over-Allotment Option were exercised in full, HAC would own 1,570,000 Shares (or 47.8%) and all Directors and Officers as a group would own 1,629,191 Shares (or 49.6%).

     (5) Includes 90,000 Shares issuable on conversion of Preferred Stock.

     Item 12. Certain Relationships and Related Transactions.

     In 1995 and 1996, during the Company's bankruptcy proceeding, the Company borrowed, in the aggregate, approximately $2,822,500 (the "Loan") from HAC. As of the Effective date of the Company's Reorganization Plan, and pursuant to certain provisions contained therein, HAC's claims in connection with the Loan was satisfied by issuing HAC 2,000,000 shares of the Company's Common Stock. Subsequently, Michael Recca was elected as a member and Chairman of the Company's Board of Directors. In connection with the Loan, the Company paid a $5,000 per month loan servicing fee, which was to be paid to Recca & Co. Inc., of which Michael Recca is the sole shareholder, through October 1996. Subsequently, through April 1997, a $5,000 per month management fee to Recca & Co., Inc. was accrued. In fiscal 1998, Recca & Co., Inc. will receive a $40,000 management consulting fee.

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" regarding the Company's revolving line of credit facility with Paragon, which the Company entered into on November 5, 1997. Stewart L. Cohen, a director of the Company, is the Chief Executive Officer and a director of Paragon.

     Harvey E. Sampson, former director and officer of the Company and a holder of approximately 7% of the Company's Common Stock prior to the Company's reorganization, executed a promissory note ("Note") to the Company in the principal amount of $153,371, payable in 6 annual payments of $25,562 commencing on January 1, 1997, with an annual interest rate of 6%. The Note was delivered as payment for the purchase by Mr. Sampson of certain insurance policies and their related cash surrender values, which were owned by the Company. On June 15, 1995, Mr. Sampson resigned as a director and officer of the Company, but continued to hold approximately 7% of the Company's Common Stock. On the effective date of the Company's reorganization, Mr. Sampson became a holder of less than 1% of the Company's Common Stock. In July 1996, Mr. Sampson, with the agreement of the Company, satisfied the note by paying $125,000 and the Company obtained the release of personal guaranty of the Company's indebtedness to Congress Financial Corporation.

     On February 9, 1996 the Company entered into a severance agreement with Arthur Shulman, the then President, Chief Executive Officer and a director of the Company. In consideration of Mr. Shulman's resignation effective February 29, 1996 from all offices and positions be held in the Company and its subsidiaries, the Company:

     (1) paid Mr. Shulman $75,000;

     (2) on February 29, 1996 paid Mr. Shulman a sum equal to 3 weeks accrued vacation pay;

     (3) provided Mr. Shulman with, and paid for, all medical benefits under COBRA for an 18-month period following the termination; and

     (4) agreed to provide Mr. Shulman with all indemnification, and all limitation of liability, existing in favor of Mr. Shulman as provided in the Company's certificate of incorporation and by-laws for six years from termination.

     In February and March, 1997, Mr. E. H. Arnold ("Arnold"), a member of HAC and a holder of Preferred Stock, loaned the Company the principal amount of $350,000, with an interest rate of 12% per annum. On April 9, 1998, this loan was repaid with interest and without prepayment penalty.

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

     On April 7, 1998, HAC reimbursed the Company $70,000 of the estimated expenses of $475,000 in the Offering in addition to the underwriting discounts and commissions and non-accountable expense allowance related to the Shares sold by it in the Offering. In the future the Company will present all proposed transactions between the Company and its officers, directors or 5% shareholders, and their affiliates to the Board of Directors for its consideration and approval. Any such transaction, including forgiveness of loans, will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

     Item 13. Exhibits and Reports on Form 8-K.

     (a) The following exhibits are hereby incorporated by reference from the corresponding exhibits filed under the Company's Form SB-2 under Commission File #333 - 42121:

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

     Exhibit

     Number Description

     2.1.1 -- Restated Modified Amended Joint and Substantially Consolidated Plan of Reorganization of Harvey Electronics, Inc.

     2.1.2 -- Order dated November 13, 1996 Confirming Plan of Reorganization

     (iii) The following exhibits are hereby incorporated by reference from Item 7 filed as part of the registrant's Form 8-K dated April 7, 1998:

     Exhibit

     Number Description

     4.4 -- Representative's Warrant Agreement

     4.5 -- Warrant Agent Agreement

     10.1 -- Underwriting Agreement

     10.2 -- Financial Advisory and Investment Banking Agreement between the Company and The Thornwater Company, L.P.

     (iv) The following exhibit is annexed hereto:

     27.1 -- Financial Data Schedule

     (b) Reports on Form 8-K

     The Company filed a Report on Form 8-K dated November 3, 1997, which reported events under Items 1, 3, 5, 7 and 8. The Company filed a Report on Form 8-K dated cf April 7, 1998, which reported the completion of the Company's Offering.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HARVEY ELECTRONICS, INC.

                                     By /s/Franklin C. Karp
                                        ----------------------------------
                                       Franklin C. Karp, President

Dated: June 15, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


         Signature                           Title                                                  Date

    /s/ Franklin C. Karp          President and Director                                        June 15, 1998
-----------------------------
      Franklin C. Karp

  /s/ Joseph J. Calabrese         Executive Vice President, Chief Financial                     June 15, 1998
-----------------------------     Officer, Treasurer, Secretary and Director
    Joseph J. Calabrese

     /s/ Michael Recca            Chairman and Director                                         June 15, 1998
-----------------------------
       Michael Recca

    /s/ William F. Kenny          Director                                                      June 15, 1998
-----------------------------
   William F. Kenny, III

    /s/ Stewart L. Cohen          Director                                                      June 15, 1998
-----------------------------
      Stewart L. Cohen


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

     Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated January 9, 1998, except for Note 5, as to which the date was March 12, 1998, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 5, has completed an issuance of its common stock and common stock warrants resulting in net proceeds of $4,089,000. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

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

/s/ Ernst & Young LLP


Melville, NY
January 9, 1998, except for Note 5,
as to which the date is April 7, 1998

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

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                            Statements of Operations


                                                                 Successor                    Predecessor
                                                           -------------------------------------------------------------
                                                            Fifty-Three           Thirty-Nine              Thirty-Nine
                                                            Weeks Ended           Weeks Ended              Weeks Ended
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

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                            Statements of Cash Flows

                                                                              Successor           Predecessor
                                                                        ------------------------------------------
                                                                         Fifty-Three Weeks       Thirty-Nine Weeks
                                                                         Ended November 1,       Ended October 26,
                                                                                1997                1996
                                                                        ------------------------------------------

Operating activities
Net (loss) income                                                        $   (1,325,212)            $ 4,912,562
Adjustments to reconcile net (loss) income to net
 cash used in operating activities
     Extraordinary gain                                                            -                 (5,338,852)
     Fresh start adjustments                                                       -                 (1,857,844)
     Reorganization expenses                                                       -                    428,989
     Depreciation and amortization                                              371,434                 293,278
     Credit for losses on accounts receivable                                    (5,000)                 (5,000)
     Provisions for sales tax and warranty reserves                                -                     39,000
     Write-off of other assets                                                   32,164                     -
     Straight-line impact of rent escalations                                    61,055                   1,235
     Miscellaneous                                                              (10,000)                (22,401)
     Changes in operating assets and liabilities:
       Accounts receivable                                                       38,360                  43,412
       Inventories                                                             (550,940)               (147,850)
       Prepaid expenses and other current assets                                143,795                 (11,718)
       Trade accounts payable                                                   390,937               1,121,362
       Accrued expenses, other current liabilities and income taxes             303,407                 (27,717)
                                                                        ------------------------------------------
Net cash used in operating activities                                          (550,000)               (571,544)
                                                                        ------------------------------------------

Investing activities
Proceeds from note receivable from former officer/shareholder                      -                    125,000
Net book value of deletions                                                      37,254                    -
Purchases of property and equipment                                            (629,618)                (64,707)
Increase in other assets                                                        (70,879)               (125,303)
                                                                        ------------------------------------------
Net cash used in investing activities                                          (663,243)                (65,010)
                                                                        ------------------------------------------

Financing activities
Proceeds from note payable                                                      350,000                      -
Public offering costs                                                          (126,665)                     -
Costs relating to refinancing                                                   (67,532)                     -
Debtor-in-possession financing                                                  605,000                 717,500
Payments relating to Chapter 11 reorganization                                 (456,913)                     -
Net proceeds from revolving line of credit facility                             999,634                  23,547
Principal payments on long-term debt                                                -                   (90,010)
Principal payments on capital lease obligations                                 (83,627)                (39,896)
                                                                        ------------------------------------------
Net cash provided by financing activities                                     1,219,897                 611,141
                                                                        ------------------------------------------
Increase (decrease) in cash and cash equivalents                                  6,654                 (25,413)
Cash and cash equivalents at beginning of period                                  3,379                  28,792
                                                                        ------------------------------------------
Cash and cash equivalents at end of period                                   $   10,033             $     3,379
                                                                        ==========================================


     See notes to financial statements.

                            Harvey Electronics, Inc.
                (Formerly The Harvey Group Inc. and Subsidiaries)

                          Notes to Financial Statements

                                November 1, 1997



1. Plan of Reorganization and Fresh Start Reporting

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

     On November 13, 1996 (the "Confirmation Date"), the Court confirmed the Restated Modified Amended Joint and Substantially Consolidated Plan of Reorganization of The Harvey Group Inc. (the "Reorganization Plan"). The Effective date of the Reorganization Plan was December 26, 1996 (the "Reorganization Date"), at which time The Harvey Group Inc. emerged from its Chapter 11 reorganization and changed its name to Harvey Electronics, Inc. The Company has given effect to the Reorganization Plan as of October 26, 1996, the end of the accounting period nearest to the Confirmation Date.

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




1. Plan of Reorganization and Fresh Start Reporting (continued)

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

     Fresh Start Reporting

     Fresh Start Reporting was adopted on the Confirmation Date and applied as of October 26, 1996, the end of the accounting period closest to the Confirmation Date. Results of operations and balance sheet differences between such dates were insignificant. The Company has adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its postpetition liabilities and allowed claims.

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

     The reorganization value of the Company was determined based on the consideration received from HAC to obtain its ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock (see Note 6). Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity, as authorized by the Court, for an approved finders fee. The excess of the reorganization value over the fair value of net assets and liabilities ($1,582,440 at November 1, 1997) is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and is being amortized over a twenty-five year period. Amortization expense of $66,023 was recorded for fiscal year 1997.

     The revaluation of the Company's assets and liabilities resulted in the following Fresh Start adjustments for the thirty-nine weeks ended October 26, 1996:



Increase in property and equipment (based on appraisal)                               $      292,236
Decrease in other assets                                                                     (32,462)
Increase in other liabilities                                                                (52,500)
Reorganization value in excess of amounts allocable to
   identifiable assets                                                                     1,650,570
                                                                                     ================
                                                                                      $    1,857,844
                                                                                     ================


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

     The proceeds ($1,500,000) received in installments from HAC coupled with credit support from the Company's vendors and bank primarily were used to build inventory levels. On May 6, 1996, the Company received an additional $50,000 from HAC to be used for general operating purposes. In September 1996, the Loan Agreement was amended, enabling the Company to borrow up to $3,000,000. As a result of the amendment, additional proceeds of $1,272,500 were received from HAC ($605,000 of such proceeds were received during fiscal 1997), for a total aggregating $2,822,500. The proceeds were used for capital expenditures, to build a new retail store in Greenwich, Connecticut, advertising, professional fees and for working capital purposes. This debtor-in-possession financing was converted into 2,000,000 shares of the Common Stock of the reorganized Company in accordance with the Plan of Reorganization (see Note 1).

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

5. Sale of Common Stock and Warrants in Public Offering

     On April 7, 1998, the Company completed an issuance of its common stock and common stock warrants in public offering (the "Offering"). The Offering was co-managed by The Thornwater Company, L.P. (the "Underwriter") which sold 1,200,000 shares of the Company's common stock, of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by HAC, and 2,104,500 of Warrants ("Warrants") to acquire additional shares of the Company's common stock. The net proceeds from the Offering, of approximately $4 million, are expected to be used for retail store expansion and working capital purposes.

     Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price for a period of three years commencing two years from the effective date of the Offering. The Warrants also are redeemable (at a prescribed price) at the Company's option, two years after the effective date of the Offering if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share.

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

9. Commitments and Contingencies

Commitments

     The Company's financial statements reflect the accounting for equipment leases as capital leases by recording the asset and liability for the lease obligation. Additional capital leases for the fifty-three weeks ended November 1, 1997 total $11,000. Future minimum rental commitments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at
November   1,  1997:

                                       Operating Leases     Capital Leases


Fiscal 1998                               $     956,000       $    35,000
Fiscal 1999                                     992,000             4,000
Fiscal 2000                                   1,018,000             4,000
Fiscal 2001                                   1,027,000             2,000
Fiscal 2002                                      98,900                 -
Thereafter                                    2,348,000                 -
                                             ----------       -----------
Total minimum lease payments              $   7,330,000            45,000
                                          =============
Less amount representing interest                                   4,000
                                                             ------------
Present value of net minimum lease payments                        41,000
Less current portion                                               32,000
                                                             ============
                                                              $     9,000
                                                             ============

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

     The Company had available standby letters of credit outstanding at November 1, 1997, aggregating $100,000.

10. Other Information

     Accrued   Expenses  and  Other   Current   Liabilities

                                                          November  1,  1997
                                                          ------------------

     Payroll and payroll related items                       $  144,074
     Accrued professional fees                                  403,213
     Customer layaways                                          298,704
     Accrued interest                                            99,855
     Sales taxes                                                 77,297
     Other                                                      116,775
                                                            ===========
                                                             $1,139,918
                                                            ===========

Other Long-Term Liabilities

                                                           November 1, 1997
                                                          -----------------

Straight-line impact of lease escalations                         $136,411
Other                                                               21,000
                                                                  ========
                                                                  $157,411
                                                                  ========

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