Form 10QSB
period 1998-05-02
HARVEY ELECTRONICS INC
filed 1998-06-16
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 2, 1998

         [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to                   .
                                        -------------    -------------------

                          Commission File Number      1-4626

                            Harvey Electronics, Inc.
        (Exact name of small business issuer as specified in its charter)

               New York                              13-1534671
     (State of other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)

                     205 Chubb Avenue, Lyndhurst, New Jersey
                    (Address of principal executive offices)

                                  201-842-0078
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of June 15, 1998, 3,282,833 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                 Harvey Electronics, Inc.

                                                       FORM 10-QSB

                                                          INDEX



PART I.       Financial Information


Item 1.       Financial Statements:                                                                  Page No.


              Statements of  Operations  (Unaudited)  - Twenty-six  and thirteen weeks  ended May 2, 1998 and  Twenty-seven  and  thirteen  weeks
                ended May 3, 1997............................................................           3

              Balance Sheets - May 2, 1998 (Unaudited) and November 1, 1997 .................           4

              Statement of Shareholders' Equity (Unaudited) - Twenty-six weeks
                ended May 2, 1998 ...........................................................           6

              Statements of Cash Flows (Unaudited) - Twenty-six weeks ended
                May 2, 1998 and Twenty-seven weeks ended May 3, 1997 ........................           7

              Notes to Financial Statements (Unaudited) .....................................           8

Item 2.       Management's Discussion and Analysis or Plan of Operation .....................           12

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K ..............................................           18

Signatures...................................................................................           18


Part I. Financial Information
Item I. Financial Statements


                            Harvey Electronics, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                      Twenty-Six        Twenty-Seven        Thirteen              Thirteen
                                                     Weeks Ended         Weeks Ended       Weeks Ended           Weeks Ended
                                                     May 2, 1998         May 3, 1997       May 2, 1998           May 3, 1997
                                                     -------------------------------------------------------------------------


Revenues
Net sales                                            $8,934,673          $8,192,385        $4,064,857            $3,625,365
Interest and income                                      37,442              43,080            21,900                34,830
                                                     -------------------------------------------------------------------------
                                                      8,972,115           8,235,465         4,086,757             3,660,195
                                                     -------------------------------------------------------------------------
Cost and expenses
Cost of sales                                         5,467,560           5,267,460         2,471,240             2,351,594
Selling, general and administrative expenses          3,286,195           3,369,225         1,618,674             1,599,486
Interest expense                                        162,690             178,426            71,390                63,701
                                                      ------------------------------------------------------------------------
                                                      8,916,445           8,815,111         4,161,304             4,014,781
                                                      ------------------------------------------------------------------------

Income (loss) before income taxes                        55,670           (579,646)          (74,547)             (354,586)
Income taxes                                               -                  -                 -                        -
                                                      ------------------------------------------------------------------------
Net income (loss)                                        55,670           (579,646)          (74,547)             (354,586)

Preferred Stock dividend requirement                   (46,218)            (35,240)          (27,718)              (17,620)
Accretion of Preferred Stock                            (6,000)            (39,018)             -                  (19,509)
                                                      ------------------------------------------------------------------------
Net income (loss) attributable to common stock           $3,452        $  (653,904)        $(102,265)         $   (391,715)
                                                      ========================================================================
Basic and diluted earnings (loss)
   per share for common stock                             -                  $(.29)            $(.04)                $(.17)
                                                      ========================================================================

Weighted average number of common shares
   outstanding during the period                      2,405,889          2,257,833          2,557,271             2,257,833
                                                      ========================================================================

Dividends per common share                               NONE               NONE               NONE                  NONE



See accompanying notes.

                                                Harvey Electronics, Inc.
                                               Balance Sheets (continued)

                                                                               May 2,              November 1,
                                                                                1998                  1997
                                                                             (Unaudited)               (1)
                                                                        --------------------------------------------

Assets
Current assets:
     Cash and cash equivalents                                              $   1,514,756         $      10,033
     Accounts receivables, less allowance of $20,000                              429,423               272,436
     Certificate of deposit                                                             -               200,000
     Inventories                                                                3,656,433             3,559,778
     Prepaid expenses and other current assets                                    176,300               109,656
                                                                                -------------------------------
                                                                                -------------------------------
Total current assets                                                            5,776,912             4,151,903

Property and equipment:
     Leasehold improvements                                                       649,197               644,646
     Furniture, fixtures & equipment                                              755,888               738,872
                                                                                -------------------------------
                                                                                -------------------------------
                                                                                1,405,085             1,383,518

     Less accumulated depreciation & amortization                                 290,404               179,604
                                                                                -------------------------------
                                                                                -------------------------------
                                                                                1,114,681             1,203,914

Equipment under capital leases                                                      3,768                15,768
Reorganization value in excess of amounts allocable to
     identifiable assets, less accumulated amortization of
     $99,023 - 1998 and $66,023 - 1997                                          1,549,440             1,582,440
Other, less accumulated amortization of $95,886 - 1998 and $40,400 -
1997                                                                              379,722               360,100
                                                                                -------------------------------
Total assets                                                                    $8,824,523        $   7,314,125
                                                                                ===============================


(1) The balance sheet as of November 1, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                            Harvey Electronics, Inc.
                           Balance Sheets (continued)


                                                                               May 2,                November 1,
                                                                                1998                    1997
                                                                             (Unaudited)                 (1)
                                                                        ----------------------------------------


Liabilities and shareholders' equity Current liabilities:
     Trade accounts payable                                                 $   1,457,270          $   1,716,755
     Accrued expenses and other current liabilities                               784,362              1,157,418
     Income taxes                                                                  22,530                 30,400
     Cumulative preferred stock dividends payable                                  55,413                      -
     Current portion of long-term liabilities                                      73,622                      -
     Current portion of capital lease obligations                                   2,876                 32,542
                                                                                --------------------------------
                                                                                --------------------------------
Total current liabilities                                                       2,396,073              2,937,115

Long-term liabilities:
     Long-term debt                                                                     -              2,127,851
     Cumulative preferred stock dividends payable                                  61,284                 70,479
     Other liabilities                                                            172,295                157,411
     Capital lease obligations                                                      7,329                  8,583
                                                                                --------------------------------
                                                                                  240,908              2,364,324

8 1/2%  Cumulative  Convertible  Preferred  Stock,  par value  $1,000 per share;
authorized   10,000  shares;   issued  and  outstanding  875  shares  (aggregate
liquidation preference - $875,000)
                                                                                        -                396,037

Shareholders' equity:
    8 1/2% Cumulative  Convertible  Preferred Stock, par value $1,000 per share;
    authorized  10,000  shares;  issued and  outstanding  875 shares  (aggregate liquidation preference - $875,000)
                                                                                  402,037                      -
     Common stock, par value $.01 per share; authorized
10,000,000 shares; issued and outstanding shares,    3,282,833 - 1998
and 2,257,833  - 1997                                                              32,828                 22,578
     Additional paid-in capital                                                 7,447,953              3,067,799
     Deferred compensation                                                       (225,000)                     -
     Accumulated deficit                                                       (1,470,276)           (1,473,728)
                                                                                --------------------------------
Total shareholders' equity                                                      6,187,542              1,616,649
                                                                                --------------------------------
                                                                                ================================
Total liabilities and shareholders' equity                                      $8,824,523         $   7,314,125
                                                                                ================================


(1) The balance sheet as of November 1, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                                                      Additional                                    Total
                                  Preferred   Stock    Common   Stock    Paid-In   Deferred      Accumulated     Shareholders'
                                  Shares      Amount   Shares   Amount   Capital   Compensation  (Deficit)          Equity
                                  --------------------------------------------------------------------------------------------

Balance at November 1, 1997          -         -     2,257,833  $22,578 $3,067,799     -        $(1,473,728)      $1,616,649
Net income for the twenty-six
     weeks ended May 2, 1998         -         -         -         -         -         -           55,670            55,670
Transfer of Common Stock from HAC
     to employees, directors and
     a member of HAC                 -         -         -         -      280,000  $(280,000)        -                 -
Accretion of Preferred Stock         -         -         -         -         -         -          (6,000)           (6,000)
Reclassify Preferred Stock to
     shareholders' equity upon
     removal of redemption feature  875      $402,037    -         -         -         -             -              402,037
Cumulative dividends
     on Preferred Stock              -         -         -         -         -         -         (46,218)           (46,218)
Amortization of deferred
     compensation                    -         -         -         -         -        55,000         -                55,000
Record value of Common Stock
     Warrants                        -         -         -         -       30,000      -             -                30,000
Issuance of Common Stock from the
     public Offering                 -         -     1,025,000   10,250  5,114,750     -             -             5,125,000
Issuance of 2,104,500 Common Stock
     Warants at $.10 each from the
     public offering                 -        -         -         -       210,450      -             -              210,450
Expenses relating to the
     public offering                 -         -         -         -   (1,255,046)     -             -          (1,255,046)
                                   ----------------------------------------------------------------------------------------
Balance at May 2, 1998              875    $402,037 3,282,833   $32,828 $7,447,953 $(225,000)  $(1,470,276)      $6,187,542
                                   ========================================================================================


See accompanying notes.

                            Harvey Electronics, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                 Twenty-six               Twenty-seven
                                                                                Weeks Ended                Weeks Ended
                                                                                May 2, 1998                May 3, 1997
                                                                                --------------------------------------

Operating activities
Net income (loss)                                                                $55,670                   $(579,646)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                               211,285                    128,500
     Deferred compensation                                                        55,000                       -
     Straight-line impact of rent escalations                                     20,884                     40,238
     Provision for doubtful accounts                                               -                          5,000
     Miscellaneous                                                               (6,000)                      -
     Changes in operating assets and liabilities:
        Accounts receivable                                                    (156,987)                     93,429
        Inventories                                                             (96,655)                   (317,767)
        Prepaid expenses and other current assets                                98,019                     127,930
        Accounts payable                                                       (259,485)                    192,572
        Accrued expenses, other current liabilities and income taxes
                                                                               (380,926)                   (85,123)
                                                                                -----------------------------------
Net cash used in operating activities                                          (459,195)                  (394,867)
                                                                                -----------------------------------
Investing activities
Redemption of certificate of deposit                                             200,000                     -
Purchases of property and equipment                                              (21,567)                 (570,632)
Increase in other assets                                                          (7,155)                  (83,833)
                                                                                -----------------------------------
Net cash provided by (used) in investing activities                               171,278                 (654,465)
                                                                                -----------------------------------
Financing activities
Debtor-in-possession financing                                                     -                        605,000
Proceeds from term loan                                                            -                        300,000
Costs of new line of credit facility                                             (82,177)                    -
Proceeds from public Offering                                                   5,335,450                    -
Public Offering costs                                                          (1,252,041)                   -
Net (repayments) borrowings of old revolving line of credit facility
                                                                               (1,777,851)                  691,496
Net proceeds from new revolving line of credit facility                         2,262,306                    -
Temporary repayment of new revolving line of credit facility from
    proceeds of Offering                                                       (2,262,306)                   -
Repayment of term loan                                                           (350,000)                   -
Payments relating to Chapter 11 reorganization                                     -                      (426,866)
Principal payments on current portion of long-term liabilities                    (49,821)                 (63,190)
Principal payments on capital lease obligations                                   (30,920)                 (44,404)
                                                                                -----------------------------------
Net cash provided by financing activities                                       1,792,640                 1,062,036
                                                                                ------------------------------------
Increase in cash and cash equivalents                                           1,504,723                   12,704
Cash and cash equivalents at beginning of period                                   10,033                    3,379
                                                                                ------------------------------------
Cash and cash equivalents at end of period                                     $1,514,756                  $ 16,083
                                                                                ====================================

Supplemental cash flow information:
     Taxes paid                                                                   $14,000                   -
     Interest paid                                                               $243,000                  $170,000


See accompanying notes.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                   May 2, 1998
                                   (Unaudited)


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

     Operating results for the six-month period ended May 2, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended November 1, 1997.

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

     On April 7, 1998,  $2,262,306 of the proceeds from the public offering (see
Note 3) were used to pay down the Paragon revolving line of credit facility. At May 2, 1998 no borrowings were outstanding under this revolving line of credit facility.

3. Public Offering

     On April 7, 1998, the Company completed an issuance of its common stock and common stock warrants in a public offering (the "Offering"). The Offering was co-managed by The Thornwater Company, L.P. (the "Underwriter"), which sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by Harvey Acquisition Company, LLC ("HAC"). 2,104,500 Warrants ("Warrants") to acquire additional shares of common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.0 million, will be used for retail store expansion and working capital purposes.

     In April 1998, the net proceeds from the Offering were used to temporarily repay amounts borrowed under the Paragon credit facility ($2,262,306); retire the principal ($350,000) and interest ($47,627) of a term loan; make short-term investments in cash equivalents ($1,235,751), and the balance was used for working capital purposes.

     Each Warrant shall be exerisable for one share of common stock at 110% ($5.50 per share) of the Offering price, for a period of three years commencing two years from the effective date of the Offering (the "Effective Date"). The Warrants are also redeemable (at a prescribed price), at the Company's option, two years after the Effective Date if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share.

     In late November 1997, HAC transferred 85,000 shares of Common Stock to certain employees and directors of the Company and an individual who is a preferred shareholder and a member of HAC. Such transfer is being treated for accounting purposes as if such shares were issued by the Company as compensation to such persons. The Company has recorded deferred compensation equal to the fair market value of the shares and is amortizing this balance over the two-year period during which the shares are subject to forfeiture by the transferees. The Company recorded stock compensation expense of $55,000 and $33,000 for the twenty-six and thirteen weeks ended May 2, 1998, respectively.

4. Stock Option Plan and Preferred Stock

Stock Option Plan

     In conjunction with the Reorganization Plan by which the Company emerged from Chapter 11 bankruptcy, the Company's Board of Directors approved the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan"). The Stock Option Plan is subject to shareholder approval and provides for the granting of up to 1,000,000 shares of incentive and non-qualified common stock options and stock appreciation rights to certain directors, officers and key employees. On December 5, 1997, the Company's Compensation and Stock Option Committee of the Board of Directors approved a grant, as of the Effective Date, of 70,000 incentive stock options to many of the Company's employees to purchase the Company's Common Stock exercisable as to one-third of such shares at an exercise price of $5.00 per share commencing one year from the Effective Date; one-third of such shares at an exercise price $5.50 per share commencing two years from the Effective Date and the remaining one-third of such shares at $6.00 per share commencing three years from the Effective Date.

8.5% Cumulative Convertible Preferred Stock

     The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors in whole or in part at face value plus any accrued dividends. The carrying value of the Preferred Stock was estimated to be $402,037 at May 2, 1998, with an aggregate liquidation preference of $875,000.

     The Preferred Stock may be converted to Common Stock at the option of the holder, in whole or in part, as follows: (i) the first 50% of the Preferred Stock can be converted at $6.00 per share, and (ii) the balance is convertible at $7.50 per share. Beginning January 1, 2001, the Preferred Stock is convertible at the average closing price, as defined, of the Company's Common Stock for the preceding 45 day period.

     The Preferred Stock also contained a redemption feature whereby such shares would be redeemed on December 31, 2000. In December 1997, the redemption feature was eliminated and the holders of the Preferred Stock received 36,458 Warrants (valued at approximately $6,000) with terms equivalent to the Warrants in the Offering, (see Note 3). The unaudited balance sheet at May 2, 1998 has been presented to reflect the Preferred Stock in shareholders' equity, as a result of the removal of the redemption feature.

     Accumulated Preferred Stock dividends payable of $116,697 are outstanding and were recorded as a current liability of $55,413 and as a long-term liability of $61,284 at May 2, 1998. Such dividends, along with the accretion of the redeemable Preferred Stock, were recorded as a reduction of retained earnings at May 2, 1998.

5. Statement of Financial Accounting Standards No. 128, Earnings per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning per Share ("FASB No. 128"). FASB No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted FASB No. 128 in fiscal 1998 and as a result, all earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the FASB No. 128 requirements.

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

General

     On November 13, 1996, the Company emerged from its Chapter 11 Bankruptcy proceeding. The Company's Reorganization Plan provided that the Company change its fiscal year end from the Saturday closest to January 31 to the Saturday closest to October 31. On October 26, 1996, the Company adopted Fresh Start Reporting. The following discussion should be read in conjunction with the Company's audited financial statements for the fifty-three weeks ended November 1, 1997 and the thirty-nine week period ended October 26, 1996, included in the Company's annual report on Form 10-KSB/A.

Twenty-six and Thirteen Weeks Ended May 2, 1998 as Compared to Twenty-seven and Thirteen Weeks Ended May 3, 1997

     The fiscal year ended October 31, 1998 is a fifty-two week year as compared to fifty-three weeks for the prior year.

     Net Income (loss). Net income for the twenty-six weeks ended May 2, 1998 was $55,670 as compared to a net loss of $579,646 or ($.26) per share for the twenty-seven weeks ended May 3, 1997. The net loss for the thirteen weeks ended May 2, 1998 was reduced to $74,547 or ($.03) per share as compared to the net loss of $354,586 or ($.16) per share for the same period last year.

     Revenues. Net sales for the twenty-six weeks ended May 2, 1998 increased approximately 9% or $742,000 from the twenty-seven weeks ended May 3, 1997, while same store sales for the six months ended May 2, 1998 increased 18% or $1,193,000 from the six months ended May 3, 1997.

     Net sales for the thirteen weeks ended May 2, 1998 increased approximately 12% or $439,000 from the same quarter in 1997, while comparable store sales for the thirteen weeks increased approximately 15% or $450,000 from the same quarter last year.

     The twenty-six week period ended May 2, 1998 includes sales from three mature stores and one new store in Greenwich, Connecticut, which opened in January 1997. The twenty-seven week period ended May 3, 1997 included sales from three mature stores and the Greenwich, Connecticut store for only four months. This period also included sales from one retail store

Twenty-six and Thirteen Weeks Ended May 2, 1998 as Compared to Twenty-seven and Thirteen Weeks Ended May 3, 1997 (continued)

which was closed in February 1997. The increase in the Company's sales is attributed to increases in the volume of goods and services sold and to a lesser extent, changes in product lines. The prices of its goods have remained relatively constant. The Company's sales continue to benefit from the successful marketing campaign where emphasis is placed on the quality of its manufacturers' products displayed in home vignette settings, new technologies, service and custom installation of home theater and multi-room audio/video systems.

     The Company offers to its customers who qualify a Harvey credit card which is issued by an unrelated finance company. The Company continuously offers consumers using the Harvey credit card 90 days interest-free financing on any purchases. As a promotion, the Company, from time to time, offers consumers using the Harvey credit card attractive financing alternatives of 6 or 12 month interest-free financing on specific products. The Company pays the finance company a fee in connection with all interest-free financing which is a percentage on such sales. For the twenty-six and the thirteen weeks ended May 2, 1998, the cost to the Company for all interest free financing was approximately $27,000 and $11,000, respectively.

     Costs and Expenses. Total cost of sales for the twenty-six weeks ended May 2, 1998 increased 3.8% or approximately $200,000 from the twenty-seven weeks ended May 3, 1997. Cost of sales for the second quarter of fiscal 1998 increased 5.1% or approximately $120,000 from the same period last year. This was primarily the result of increased sales offset by improved gross profit margins.

     Gross profit margin for the twenty-six weeks ended May 2, 1998 increased to 38.8% from 35.7% for the twenty-seven weeks ended May 3, 1997. Gross profit margin for the second quarter of fiscal 1998 increased to 39.2% from 35.1% for the same period last year.

     The gross profit margin improved as a result of increased custom installation sales which have higher gross profit margins. Additionally, an increase was realized from merchandising changes started in fiscal 1997, where higher margin products from new manufacturers were added and lower margin products were eliminated. Finally, the marketing campaign for the first half of fiscal 1998 placed less emphasis on price sensitive advertisements as compared to the same period last year.

     Selling, general and administrative expenses ("SG&A expenses") decreased 2.5% or approximately $83,000 for the twenty-six week period ended May 2, 1998 as compared to the twenty-seven weeks ended May 3, 1997. This decrease was primarily due to a $60,000 reduction in advertising expense and a $122,000 reduction in occupancy costs. The decrease in occupancy was primarily the result of a reduction in warehouse space beginning in fiscal 1998 and from the closing of a retail store in February 1997. The decrease in SG&A expenses for the six months ended May 2, 1998 was offset primarily by non-cash stock compensation expense of $55,000 of which $33,000 was recorded in the second quarter. No compensation expense was recorded in the prior year. SG&A expenses increased 1.2% or $19,000 for the second quarter of fiscal 1998 as compared to the second quarter last year.

Twenty-six and Thirteen Weeks Ended May 2, 1998 as Compared to Twenty-seven and Thirteen Weeks Ended May 3, 1997 (continued)

     Interest expense for the twenty-six week period ended May 2, 1998 deceased 8.8% or approximately $16,000 from the twenty-seven week period ended May 3, 1997. Interest expense increased 12% or $8,000 in the second quarter of fiscal 1998 as compared to the same period in 1997.

     The overall decrease in interest expense for the six months ended May 2, 1998 was primarily due to the elimination of debtor-in-possession financing which was outstanding through December 1996 of the prior year, offset by additional interest on the term loan made available to the Company in the second quarter of fiscal 1997. The increase in interest expense in the second quarter of fiscal 1998 was due to additional borrowings and interest on the new revolving line of credit facility.

Liquidity and Capital Resources

     On November 13, 1996, the Bankruptcy Court confirmed the Company's Reorganization Plan. The effective date of the Reorganization Plan was December 26, 1996, which was within the first quarter of the prior year. Refer to the Company's annual report on Form 10-KSB/A for further information on the Reorganization Plan.

     The Company's ratio of current assets to current liabilities was 2.41 at May 2, 1998 as compared to 1.41 at November 1, 1997. The increase in the current ratio at May 2, 1998 was primarily the result of the Company's net profit and the impact of the proceeds from the successful public offering ("the Offering").

     Net cash used in operating activities was approximately $459,000 for the six months ended May 2, 1998, as the Company used a portion of the additional financing from its new revolving line of credit facility and a portion of the proceeds from the Offering to reduce trade payables, accrued expenses, other current liabilities and income taxes.

     Net cash provided by investing activities was approximately $171,000 for the six months ended May 2, 1998, which related to the purchase of property, equipment and other assets, offset by the proceeds from the redemption of a certificate of deposit.

     Financing activities resulted in an increase in net cash of approximately $1,793,000 for the six months ended May 2, 1998. This increase was primarily the result of the proceeds from the successful Offering and from additional net borrowings from the new revolving line of credit facility, offset by costs relating to the Offering and the Compan's refinancing of its previous line of credit facility.

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

     The maximum amount of borrowing available to the Company under this line of credit facility is limited to formulas prescribed in the loan agreement. The Company's maximum borrowing availability is equal to 75% of acceptable inventory, minus the then unpaid principal balance of the loan, minus the then aggregate of such available reserves as may have been established by Paragon, minus the then outstanding stated amount of any letters of credit.

     Pursuant to the line of credit facility, the Company must maintain certain levels of inventory, trade accounts payable, inventory purchases, net income or loss and minimum gross profit margins. Additionally, the Company's capital expenditures, assuming no retail store expansion, may not exceed $125,000 for fiscal 1998.

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

     At June 15, 1998, no borrowings were outstanding under the Paragon revolving line of credit facility.

     On April 7, 1998, the Company completed the Offering which was co-managed by The Thornwater Company, L.P. (the "Underwriter"). The Underwriter sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by HAC. 2,104,500 Warrants ("Warrants") to acquire additional shares of common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.0 million, will be used for retail store expansion and working capital purposes.

     In April 1998, the net proceeds from the Offering were used to temporarily paydown the Paragon credit facility ($2,262,306); retire the principal ($350,000) and interest ($47,627) of a term loan; make short-term investments in cash equivalents ($1,235,751), and the balance was used for working capital purposes.

     Each Warrant is exerisable for one share of common stock at 110% ($5.50 per share) of the Offering price, for a period of three years commencing two years from the Effective Date. The Warrants are also redeemable, at the Company's option, two years after the Effective Date if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share.

     The Company's management believes that the Company's overhead structure has the capacity to support additional stores without significant increase in cost and personnel, and, consequently, that revenues and profit from new stores will have a positive impact on the Company's operations. Based on such belief of the Company's management, the Company intends to utilize the net proceeds from the Offering to open up to five new retail stores.

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

     Management believes that the net proceeds from the Offering, plus cash flow from operations and funds made available under the credit facility with Paragon, will be sufficient to meet the Company's anticipated working capital needs and expansion plan for the next twelve month period.

     During the periods presented, the Company was not significantly impacted by the effects of inflation or seasonality.

PART II. OTHER INFORMATION:

Items 1 through 5 were not applicable in the quarter ended May 2, 1998.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit Number                     Description

              27                       Financial Data Schedule

         (b) Reports on Form 8-K

         On April 7, 1998, Form 8-K was filed, with related exhibits, announcing thecompletion of the Company's Offering.


                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 15, 1998.


                                         Harvey Electronics, Inc.



                                         By:/s/Franklin C. Karp
                                            ---------------------------------
                                            Franklin C. Karp
                                            President


                                         By:/s/Joseph J. Calabrese
                                            ---------------------------------
                                            Joseph J. Calabrese
                                            Executive Vice President,
                                            Chief Financial Officer,
                                            Treasurer & Secretary