Form 10QSB
period 1998-08-01
HARVEY ELECTRONICS INC
filed 1998-09-15
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 1, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to __________.

                          Commission File Number 1-4626

                            Harvey Electronics, Inc.
        (Exact name of small business issuer as specified in its charter)

              New York                                    13-1534671
(State of other jurisdiction of incorporation    (I.R.S. Employer Identification
       or organization)                                     No.)

                     205 Chubb Avenue, Lyndhurst, New Jersey
                    (Address of principal executive offices)

                                  201-842-0078
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of September 11, 1998, 3,282,833 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            Harvey Electronics, Inc.

                                   FORM 10-QSB

                                      INDEX


                                                                                                        Page No.

PART I.       Financial Information

Item 1.       Financial Statements:

              Statements of Operations  (Unaudited)  - Thirty-nine  and thirteen weeks ended August 1, 1998 and Forty and thirteen weeks ended
                August 2, 1997 ...........................................................                3
              Balance Sheets - August 1, 1998 (Unaudited) and November 1, 1997 ...........                4

              Statement of Shareholders' Equity (Unaudited) - Thirty-nine weeks
                ended August 1, 1998 .....................................................                6

              Statements of Cash Flows (Unaudited) - Thirty-nine weeks ended
                August 1, 1998 and Forty weeks ended August 2, 1997 ......................                7

              Notes to Financial Statements (Unaudited) ..................................                8

Item 2.       Management's Discussion and Analysis or Plan of Operation ..................                12

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K ...........................................                18

Signatures ...............................................................................                18



     Part I. Financial Information
     Item I. Financial Statements
     Harvey Electronics, Inc.
     Statements of Operations
     (Unaudited)


                                                    Thirty-Nine          Forty          Thirteen         Thirteen
                                                    Weeks Ended       Weeks Ended      Weeks Ended      Weeks Ended
                                                   August 1, 1998    August 2, 1997   August 1, 1998   August 2, 1997
                                                   --------------    --------------   --------------   ---------------

Revenues
Net sales                                           $13,142,136     $11,602,202        $4,207,463        $3,409,817
Interest and other income                                54,493          68,318            17,051            25,238
                                                   --------------   -------------      ------------       ------------
                                                     13,196,629      11,670,520         4,224,514         3,435,055
                                                   --------------   -------------      ------------       ------------
Cost and expenses
Cost of sales                                         8,128,629       7,378,937         2,661,069         2,111,477
Selling, general and administrative expenses          4,977,971       4,951,068         1,691,776         1,581,843
Interest expense                                        181,990         240,683            19,300            62,257
                                                   --------------   -------------      ------------       ------------
                                                     13,288,590      12,570,688         4,372,145         3,755,577
                                                   --------------   -------------      ------------       ------------
Loss) before income taxes                              (91,961)       (900,168)         (147,631)         (320,522)
Income taxes                                               -               -                 -                  -
                                                   -------------    -------------      ------------       ------------
Net (loss)                                              (91,961)       (900,168)         (147,631)         (320,522)

Preferred Stock dividend requirement                    (64,812)        (52,860)          (18,594)          (17,620)
Accretion of Preferred Stock                             (6,000)        (58,527)             -              (19,509)
                                                   -------------    -------------      ------------       ------------
Net (loss) attributable to common stock               $(162,773)    $(1,011,555)       $ (166,225)       $ (357,651)
                                                   =============    =============      ============       ============
Basic and diluted (loss) per share
   for common stock                                       $(.06)          $(.45)            $(.05)            $(.16)
                                                   =============    =============      ============       ============
Weighted average number of common shares
   outstanding during the period                       2,694,965      2,257,833         3,282,833          2,257,833
                                                   =============    =============      ============       ============
Dividends per common share                               NONE           NONE               NONE                NONE


See accompanying notes.

                            Harvey Electronics, Inc.
                           Balance Sheets (continued)



                                                                              August 1,            November 1,
                                                                                1998                  1997
                                                                             (Unaudited)               (1)
                                                                        --------------------------------------------

Assets
Current assets:
     Cash and cash equivalents                                              $   1,166,483         $      10,033
     Accounts receivables, less allowance of $20,000                              419,739               272,436
     Certificate of deposit                                                             -               200,000
     Inventories                                                                3,565,219             3,559,778
     Prepaid expenses and other current assets                                    328,867               109,656
                                                                        --------------------------------------------
                                                                        --------------------------------------------
Total current assets                                                            5,480,308             4,151,903

Property and equipment:
     Leasehold improvements                                                       650,821               644,646
     Furniture, fixtures & equipment                                              780,670               738,872
                                                                        --------------------------------------------
                                                                        --------------------------------------------
                                                                                1,431,491             1,383,518

     Less accumulated depreciation & amortization                                 331,537               179,604
                                                                        --------------------------------------------
                                                                        --------------------------------------------
                                                                                1,099,954             1,203,914

Equipment under capital leases                                                          -                15,768
Reorganization value in excess of amounts allocable to
     identifiable assets, less accumulated amortization of
     $115,523 - 1998 and $66,023 - 1997                                         1,532,940             1,582,440
Other, less accumulated amortization of $125,492 - 1998       and
$40,400 - 1997                                                                    389,918               360,100
                                                                        --------------------------------------------
Total assets                                                                $8,503,120            $   7,314,125
                                                                        ============================================

   (1) The  balance sheet as of November 1, 1997 has been derived from the audited financial statements at that date.


See accompanying notes.

                            Harvey Electronics, Inc.
                           Balance Sheets (continued)


                                                                               August 1,            November 1,
                                                                                 1998                  1997
                                                                              (Unaudited)               (1)
                                                                         --------------------------------------------

Liabilities and shareholders' equity Current liabilities:
     Trade accounts payable                                                 $   1,374,325          $   1,716,755
     Accrued expenses and other current liabilities                               737,925              1,157,418
     Income taxes                                                                  21,885                 30,400
     Cumulative preferred stock dividends payable                                  36,823                      -
     Current portion of long-term liabilities                                      32,300                      -
     Current portion of capital lease obligations                                   2,913                 32,542
                                                                        ---------------------------------------------
                                                                        ---------------------------------------------
Total current liabilities                                                       2,206,171              2,937,115

Long-term liabilities:
     Long-term debt                                                                     -              2,127,851
     Cumulative preferred stock dividends payable                                  61,586                 70,479
     Other liabilities                                                            183,144                157,411
     Capital lease obligations                                                      7,067                  8,583
                                                                        ---------------------------------------------
                                                                                  251,797              2,364,324

8 1/2%  Cumulative  Convertible  Preferred  Stock,  par value  $1,000 per share;
authorized   10,000  shares;   issued  and  outstanding  875  shares  (aggregate
liquidation preference - $875,000)
                                                                                        -                396,037

Shareholders' equity:
    8 1/2% Cumulative  Convertible  Preferred Stock, par value $1,000 per share;
    authorized  10,000  shares;  issued and  outstanding  875 shares  (aggregate liquidation preference - $875,000)
                                                                                  402,037                      -
    Common stock, par value $.01 per share; authorized
10,000,000 shares; issued and outstanding shares,    3,282,833 - 1998
and 2,257,833  - 1997                                                              32,828                 22,578
    Additional paid-in capital                                                  7,438,788              3,067,799
    Deferred compensation                                                        (192,000)                     -
    Accumulated deficit                                                        (1,636,501)            (1,473,728)
                                                                        ---------------------------------------------
Total shareholders' equity                                                      6,045,152              1,616,649
                                                                        ---------------------------------------------
                                                                        =============================================
Total liabilities and shareholders' equity                                  $8,503,120             $   7,314,125
                                                                        =============================================


     (1) The balance sheet as of November 1, 1997 has been derived from the audited financial statements at that date.

     See accompanying notes.

                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                                                                 Additional                                Total
                                             Preferred Stock     Common Stock     Paid-In    Deferred     Accumulated  Shareholders'
                                             Shares    Amount  Shares     Amount   Capital   Compensation   (Deficit)     Equity
                                           ---------------------------------------------------------------------------------------

Balance at November 1, 1997                    -          -   2,257,833  $22,578 $3,067,799      -         $(1,473,728)  $1,616,649
Net loss for the thirty-nine weeks ended
     August 1, 1998                            -          -       -          -      -            -             (91,961)     (91,961)
Transfer of Common Stock from HAC to
     employees, directors and a member of
     HAC                                       -          -       -          -      280,000   $(280,000)          -             -
Accretion of Preferred Stock                   -          -       -          -      -            -              (6,000)      (6,000)
Reclassify Preferred Stock to
     shareholders' equity upon removal of
     redemption feature                       875    $402,037     -          -      -            -                -         402,037
Cumulative dividends on Preferred Stock        -          -       -          -      -            -             (64,812)     (64,812)
Amortization of deferred compensation          -          -       -          -      -           88,000            -          88,000
Record value of Common Stock Warrants          -          -       -          -       30,000      -                -          30,000
Issuance of Common Stock from the public
     offering                                  -          -  1,025,000    10,250  5,114,750      -                -       5,125,000
Issuance of 2,104,500 Common Stock Warants
     at $.10 each from the public offering     -          -       -          -      210,450      -                -         210,450
Expenses relating to the public offering       -          -       -          -   (1,264,211)     -                -      (1,264,211)
                                           -----------------------------------------------------------------------------------------
Balance at August 1, 1998                     875   $402,037 3,282,833   $32,828 $7,438,788   $(192,000)    $(1,636,501) $6,045,152
                                           =========================================================================================

See accompanying notes.

                            Harvey Electronics, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                Thirty-Nine                   Forty
                                                                                Weeks Ended                Weeks Ended
                                                                               August 1, 1998            August 2, 1997
                                                                         -----------------------------------------------------


Operating activities
Net (loss)                                                                  $       (91,961)           $      (900,168)
Adjustments to reconcile net (loss) to net cash used in operating activities:
        Depreciation and amortization                                               302,293                    363,321
        Deferred compensation                                                        88,000                          -
        Straight-line impact of rent escalations                                     31,733                     52,680
        Miscellaneous                                                                (6,000)                         -
        Changes in operating assets and liabilities:
Accounts receivable                                                                (147,303)                    14,913
Inventories                                                                          (5,441)                  (394,217)
Prepaid expenses and other current assets                                           (54,548)                    84,842
Accounts payable                                                                   (342,430)                   432,386
Accrued expenses, other current liabilities and income taxes
                                                                                   (428,008)                   (88,976)
                                                                              --------------              -------------
                                                                              --------------              -------------
Net cash used in operating activities                                              (653,665)                  (435,219)
                                                                              --------------              -------------

Investing activities
Redemption of certificate of deposit                                                200,000                          -
Purchases of property and equipment                                                 (47,973)                  (593,100)
Increase in other assets                                                            (46,958)                   (83,533)
                                                                             ---------------              -------------
Net cash provided by (used) in investing activities                                 105,069                   (676,633)
                                                                             ----------------             -------------
                                                                             ----------------             -------------

Financing activities
Debtor-in-possession financing                                                            -                    605,000
Proceeds from term loan                                                                   -                    350,000
Costs of new line of credit facility                                                (82,177)                         -
Proceeds from public Offering                                                     5,335,450                          -
Public Offering costs                                                            (1,261,206)                         -
Net (repayments) borrowings of old revolving line of credit facility
                                                                                 (1,777,851)                   731,166
Net proceeds from new revolving line of credit facility                           2,262,306                          -
Temporary repayment of new revolving line of credit facility from
    proceeds of Offering                                                         (2,262,306)                         -
Repayment of term loan                                                             (350,000)                         -
Preferred Stock dividends paid                                                      (36,882)                         -
Payments relating to Chapter 11 reorganization                                            -                   (407,571)
Principal payments on current portion of long-term liabilities                      (91,143)                   (92,423)
Principal payments on capital lease obligations                                     (31,145)                   (70,941)
                                                                             ---------------              -------------
Net cash provided by financing activities                                         1,705,046                  1,115,231
                                                                             ---------------              -------------

Increase in cash and cash equivalents                                             1,156,450                      3,379
Cash and cash equivalents at beginning of period                                     10,033                      3,473
                                                                             ---------------              -------------
                                                                             ===============              =============
Cash and cash equivalents at end of period                                  $     1,166,483            $         6,852
                                                                             ===============              =============

Supplemental cash flow information:
     Taxes paid                                                                     $15,000                       -
     Interest paid                                                                 $261,000                   $234,000


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

     Operating results for the nine-month period ended August 1, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended November 1, 1997.

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

     Paragon also received a warrant to purchase 125,000 shares of common stock subject to adjustment, which is currently exercisable at a price of $5.50 per share and expires April 3, 2001. The Company is recording a charge over three years, based upon the estimated fair value of such warrant of approximately $24,000.

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

     On April 7, 1998,  $2,262,306 of the proceeds from the public offering (see
Note 3) were used to pay down the Paragon revolving line of credit facility. At August 1, 1998 no borrowings were outstanding under this revolving line of credit facility.

     3. Public Offering

     On April 7, 1998, the Company completed an issuance of its common stock and common stock warrants in a public offering (the "Offering"). The Offering was co-managed by The Thornwater Company, L.P. (the "Underwriter"), which sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by Harvey Acquisition Company, LLC ("HAC"). 2,104,500 Warrants ("Warrants") to acquire additional shares of common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.0 million, is being used for retail store expansion (see Note
5) and working capital purposes.

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

     In late November 1997, HAC transferred 85,000 shares of Common Stock to certain employees and directors of the Company and an individual who is a preferred shareholder and a member of HAC. Such transfer is being treated for accounting purposes as if such shares were issued by the Company as compensation to such persons. The Company has recorded deferred compensation equal to the fair market value of the shares and is amortizing this balance over the two-year period during which the shares are subject to forfeiture by the transferees. The Company recorded stock compensation expense of $88,000 and $33,000 for the thirty-nine and thirteen weeks ended August 1, 1998, respectively.

     4. Stock Option Plan and Preferred Stock

     Stock Option Plan

     In conjunction with the Reorganization Plan by which the Company emerged from Chapter 11 bankruptcy, the Company's Board of Directors and shareholders approved the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan"). The Stock Option Plan provides for the granting of up to 1,000,000 shares of incentive and non-qualified common stock options and stock appreciation rights to certain directors, officers and key employees. On December 5, 1997, the Company's Compensation and Stock Option Committee of the Board of Directors approved a grant, as of the Effective Date, of 70,000 incentive stock options to many of the Company's employees to purchase the Company's Common Stock exercisable as to one-third of such shares at an exercise price of $5.00 per share commencing one year from the Effective Date; one-third of such shares at an exercise price $5.50 per share commencing two years from the Effective Date and the remaining one-third of such shares at $6.00 per share commencing three years from the Effective Date.

     8.5% Cumulative Convertible Preferred Stock

     The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors in whole or in part at face value plus any accrued dividends. The carrying value of the Preferred Stock was estimated to be $402,037 at August 1, 1998, with an aggregate liquidation preference of $875,000.

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

     The Preferred Stock also contained a redemption feature whereby such shares would be redeemed on December 31, 2000. In December 1997, the redemption feature was eliminated and the holders of the Preferred Stock received 36,458 Warrants (valued at approximately $6,000) with terms equivalent to the Warrants in the Offering, (see Note 3). The unaudited balance sheet at August 1, 1998 has been presented to reflect the Preferred Stock in shareholder" equity, as a result of the removal of the redemption feature.

     Accumulated Preferred Stock dividends payable of $98,409 are outstanding and were recorded as a current liability of $36,823 and as a long-term liability of $61,586 at August 1, 1998. Dividends, due at June 30, 1998, aggregating $36,882 were paid in July 1998. Such dividends ($64,812), along with the accretion of the redeemable Preferred Stock ($6,000), were recorded as a reduction of retained earnings at August 1, 1998.

5. New Retail Stores

     On July 2, 1998, as a part of its expansion plan, the Company entered into a definitive contract with the Sound Mill, Inc. and its subsidiary, Loriel Custom Audio Video Corporation (the "Sound Mill"), to acquire certain assets and business of the Sound Mill for a purchase price of $210,000 in cash. The purchase price will be allocated as follows: $50,000 for leasehold improvements, equipment, vehicles and tools and $160,000 for goodwill. The Company also signed a ten year lease with a five year option for the 3,100 square foot retail store with the principals of the Sound Mill. Located in Mount Kisco, in northern Westchester County, New York, the Sound Mill has been engaged in the retail sale and custom installation of specialty high-end audio/video products for twenty-nine years. The closing for the Sound Mill took place on August 14, 1998.

     On August 11, 1998, the Company signed a ten year lease with a five year option to open a new 4,600 square foot retail showroom in Greenvale, on the north shore of Long Island, New York. This new retail store, expected to open in October 1998, will give the Company a total of six stores in the Metropolitan New York area.

6. Statement of Financial Accounting Standards No. 128, Earnings per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning per Share("FASB No. 128"). FASB No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted FASB No. 128 in fiscal 1998 and as a result, all earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the FASB No. 128 requirements.

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

     Thirty-nine and Thirteen Weeks Ended August 1, 1998 as Compared to Forty and Thirteen Weeks Ended August 2, 1997

     The fiscal year ended October 31, 1998 is a fifty-two week year as compared to fifty-three weeks for the prior year.

     Net (loss). The net loss for the thirty-nine weeks ended August 1, 1998 was reduced to $91,961 ($.03 per share) as compared to a net loss of $900,168 ($.40 per share) for the forty weeks ended August 2, 1997. The net loss for the thirteen weeks ended August 1, 1998 was reduced to $147,631 ($.04 per share) as compared to the net loss of $320,522 ($.14 per share) for the same period last year.

     Revenues. For the thirty-nine weeks ended August 1, 1998, the Company's net sales aggregated $13,142,000 and increased approximately $1,540,000 or 13.3% over the forty weeks ended August 2, 1997. For the thirteen weeks ended August 1, 1998, net sales aggregated $4,207,000 and increased approximately $798,000 or 23.4% from the same period in 1997.

     Comparable store sales increased 18% and 18.2% for the nine and three month periods ended August 1, 1998, respectively, as compared to the same periods in 1997.

     Thirty-nine and Thirteen Weeks Ended August 1, 1998 as Compared to Forty and Thirteen Weeks Ended August 2, 1997 (continued)

     The thirty-nine week period ended August 2, 1998 includes sales from three mature stores and one new store in Greenwich, Connecticut, which opened in January 1997. The forty week period ended August 2, 1997 included sales from three mature stores and the Greenwich, Connecticut store for only seven months. This period also included sales from one retail store which was closed in February 1997. The increase in the Company's sales is attributed to increases in volume of goods and services sold and to a lesser extent, changes in product lines. The prices of its goods have remained relatively constant. The Company's sales continue to benefit from the successful marketing campaign where emphasis is placed on the quality of its manufacturers' products displayed in home vignette settings, new technologies, service and custom installation of home theater and multi-room audio/video systems. Custom installation services continue to expand and account for approximately 23% of net sales for the nine months ended August 1, 1998 as compared to approximately 19% for the same period last year.

     As part of its successful marketing plan, the Company offers its customers who qualify a Harvey credit card which is issued by an unrelated finance company. The Company continuously offers consumers using the Harvey credit card 90 days interest-free financing on any purchases. As a promotion, the Company, from time to time, offers consumers using the Harvey credit card attractive financing alternatives of 6 or 12 month interest-free financing on specific products. The Company pays the finance company a fee in connection with all interest-free financing which is a percentage on such sales. For the thirty-nine and thirteen weeks ended August 1, 1998, the cost to the Company for all interest-free financing was approximately $35,000 and $8,000, respectively.

     Costs and Expenses. Total cost of sales for the thirty-nine weeks ended August 1, 1998 increased 10.2% or approximately $750,000 from the forty weeks ended August 2, 1997. Cost of sales for the third quarter of fiscal 1998 increased 26% or approximately $550,000 from the same period last year. Cost of sales increased for the nine months ended August 1, 1998 primarily from increased sales offset by an overall improvement in gross profit margins. Cost of sales increased for the third quarter primarily from increased sales and additionally from lower gross profit margins realized from a promotional event not run in the third quarter of 1997.

     Gross profit margin for the thirty-nine weeks ended August 1, 1998 increased to 38.1% from 36.4% for the forty weeks ended August 2, 1997. Gross profit margin for the third quarter of fiscal 1998 decreased to 36.8% from 38.1% for the same period last year.

     The gross profit margin improved, for the nine months ended August 1, 1998, as a result of increased custom installation sales which have higher gross profit margins. Additionally, an increase was realized from merchandising changes started in fiscal 1997, where higher margin products from new manufacturers were added and lower margin products were eliminated. Finally, the

     Thirty-nine and Thirteen Weeks Ended August 1, 1998 as Compared to Forty and Thirteen Weeks Ended August 2, 1997 (continued)

marketing campaign for the first half of fiscal 1998 placed less emphasis on price sensitive advertisements as compared to the same period last year, while the third quarter of 1998 placed more emphasis on price sensitive advertisements as compared to the same quarter in 1997.

     Selling, general and administrative expenses ("SG&A expenses") increased less than 1% or approximately $27,000 for the thirty-nine week period ended August 1, 1998 as compared to the forty weeks ended August 2, 1997. SG&A expenses increased 6.9% or approximately $110,000 for the third quarter of fiscal 1998 as compared to the same period last year.

     The increase in SG&A expenses for the nine and three months ended August 1, 1998 was primarily due to general increases in payroll and payroll related items, professional expenses, stock compensation expense and various store operating expenses as a result of increased sales. These increases were partially offset by reduced advertising and occupancy costs. The decrease in occupancy was primarily the result of a reduction in warehouse space beginning in fiscal 1998 and from the closing of a retail store in February 1997.

     Interest expense for the thirty-nine week period ended August 1, 1998 decreased 24.4% or approximately $59,000 from the forty week period ended August 2, 1997. Interest expense decreased 69% or $43,000 in the third quarter of fiscal 1998 as compared to the same period in 1997.

     The decrease in interest expense for the nine and three months ended August 1, 1998 was primarily due to the elimination of debtor-in-possession financing which was outstanding through December 1996 of the prior year, and the reduction of interest relating to the new revolving line of credit facility and term loan which were paid down in April 1998 using the net proceeds from the Offering. This decrease was offset by additional interest on the term loan, which was made available to the Company in the second quarter of fiscal 1997.

     Liquidity and Capital Resources

     On November 13, 1996, the Bankruptcy Court confirmed the Company's Reorganization Plan. The effective date of the Reorganization Plan was December 26, 1996, which was within the first quarter of the prior year. Refer to the Company's annual report on Form 10-KSB/A for further information on the Reorganization Plan.

     The Company's ratio of current assets to current liabilities was 2.48 at August 1, 1998 as compared to 1.41 at November 1, 1997. The increase in the current ratio at August 1, 1998 was primarily the result of the impact of the net proceeds from the Company's successful public offering ("the Offering"), offset by the Company's net loss.

     Net cash used in operating activities was approximately $654,000 for the nine months ended August 1, 1998, as the Company used a portion of the additional financing from its new revolving line of credit facility and a portion of the proceeds from the Offering to reduce trade payables, accrued expenses, other current liabilities and income taxes.

     Net cash provided by investing activities was approximately $105,000 for the nine months ended August 1, 1998, which related to the proceeds from the redemption of a certificate of deposit, offset by the purchase of property and equipment as well as other assets.

     Financing activities resulted in an increase in net cash of approximately $1,705,000 for the nine months ended August 1, 1998. This increase was primarily the result of the net proceeds from the successful Offering partially offset by, among other items, the repayment of amounts borrowed under its previous line of credit facility and repayment of a $350,000 term loan.

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

     The maximum amount of borrowing available to the Company under this line of credit facility is limited to formulas prescribed in the loan agreement. The Company's maximum borrowing availability is equal to 75% of acceptable inventory, minus the then unpaid principal balance of the loan, minus the aggregate of any available reserves as may have been established by Paragon, minus the then outstanding stated amount of any letters of credit.

     Pursuant to the line of credit facility, the Company must maintain certain levels of inventory, trade accounts payable, inventory purchases, net income or loss and minimum gross profit margins. Additionally, the Company's capital expenditures, assuming no new retail store expansion, may not exceed $125,000 for fiscal 1998.

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

     At September 11, 1998, no borrowings were outstanding under the Paragon revolving line of credit facility.

     On April 7, 1998, the Company completed the Offering which was co-managed by The Thornwater Company, L.P. (the "Underwriter"). The Underwriter sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by HAC. 2,104,500 Warrants ("Warrants") to acquire additional shares of common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.0 million, is being used for retail store expansion and working capital purposes.

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

     The Company's management believes that the Company's overhead structure has the capacity to support additional stores without significant increase in cost and personnel, and, consequently, that revenues and profit from new stores will have a positive impact on the Company's operations. Based on such belief of the Company's management, the Company intends to utilize the net proceeds from the Offering to open up to five new retail stores, of which two new stores have been accomplished to date, as disclosed below.

     The Company's management estimates that the total cost of opening a retail store is approximately $650,000, or $3,250,000 for the five planned stores. The estimated cost of opening each new store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory (net of the portion to be borrowed from the Company's lender), lease acquisition expenses, preopening expenses and additional advertising and promotion in connection with the opening.

     As an alternative to leasing and developing new stores, the Company will consider acquiring the business of other existing electronics retailers.

     On July 2, 1998, as a part of its expansion plan, the Company entered into a definitive contract with the Sound Mill, Inc. and its subsidiary, Loriel Custom Audio Video Corporation (the "Sound Mill"), to acquire certain assets and business of the Sound Mill for a purchase price of $210,000 in cash. The purchase price will be allocated as follows: $50,000 for leasehold improvements, equipment, vehicles and tools and $160,000 for goodwill. The Company also signed a ten year lease with a five year option for the 3,100 square foot retail store with the principals of the Sound Mill. Located in Mount Kisco, in northern Westchester County, New York, the Sound Mill has been engaged in the retail sale and custom installation of specialty high-end audio/video products for twenty-nine years. The closing took place on August 14, 1998. This store will be partially renovated with capital expenditures expected to approximate $100,000, and will reopen for business in October 1998. Inventory levels of approximately $350,000 are projected for this store and will be obtained primarily from existing levels of stock.

     On August 11, 1998, the Company signed a ten year lease with a five year option to open a new 4,600 square foot retail showroom in Greenvale, on the north shore of Long Island, New York. This new retail store, expected to open in October 1998, will give the Company a total of six stores in the Metropolitan New York area. Capital expenditures are projected to aggregate between $350,000
- $400,000. Inventory levels of approximately $500,000 are projected for this store and will be substantially financed from the credit facility.

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

     PART II. OTHER INFORMATION:

     Items 1, 2, 3 and 5 were not applicable in the quarter ended August 1, 1998.

     Item 4. Submission of Matters to a Vote of Security Holders

     On July 23, 1998 the Company's shareholders at an Annual Meeting (i) elected Franklin C. Karp (2,987,183 shares in favor, 24,245 shares against), Joseph J. Calabrese (2,989,183 shares in favor, 22,245 shares against), Michael
E. Recca (2,987,145 shares in favor, 24,343 shares against), Fredric J. Gruder (2,989,085 shares in favor, 22,343 shares against), Stewart L. Cohen (2,989,123 in favor, 22,305 shares against) and William F. Kenny (2,898,123 shares in favor, 22,305 shares against) as directors of the Company; (ii) approved the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending October 31, 1998 (2,994,661 shares in favor, 15,264 shares against); and (iii) ratified the Company's Stock Option Plan (1,993,234 shares in favor, 70,441 shares against).

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit Number Description

     27 Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the third quarter of fiscal 1998.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 15, 1998.

                                        Harvey Electronics, Inc.

                                    By: /s/Franklin C. Karp
                                        ------------------------------
                                        Franklin C. Karp
                                        President

                                    By: /s/Joseph J. Calabrese
                                        -------------------------------
                                        Joseph J. Calabrese
                                        Executive Vice President,
                                        Chief Financial Officer,
                                        Treasurer & Secretary