Form 10KSB
period 1998-10-31
HARVEY ELECTRONICS INC
filed 1999-01-29
CIK 46043

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

     Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the fiscal year ended October 31, 1998

     Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _____________ to _______________

                           Commission File No. 1-4626

                            Harvey Electronics, Inc.
                 (Name of small business issuer in its charter)

            New York                                     131534671
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                 205 Chubb Avenue, Lyndhurst, New Jersey 07071
              (Address of principal executive offices) (Zip Code)

     Issuer's telephone number: (201) 842-0078

     Securities registered under Section 12(b) of the Exchange Act:

     None

     Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, $.01 par value
     Redeemable Common Stock Purchase Warrant
              (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

     State issuer's revenues for its most recent fiscal year. $17,262,082

     State the number of shares outstanding of each of the issuer's classes of common equity, as of January 8, 1999. 3,282,833

     As of January 8, 1999, the aggregate market value of the registrant's common stock held by non-affiliates computed by reference to the price at which the stock was sold was $2,206,713. The shares are currently traded on the NASDAQ SmallCap Market under the symbols "HRVE" for the Common Stock and "HRVEW" for the Warrants to purchase Common Stock.

                                     Part I


     Item 1. Description of Business.

     General

     Harvey Electronics, Inc. is engaged in the retail sale, service and custom installation of high quality audio, video and home theater equipment. The equipment includes high fidelity components and systems, video cassette recorders ("VCR"), digital versatile disc players ("DVD"), direct view, projection and plasma flat-screen television sets, audio/video furniture, digital satellite systems, conventional telephones and related accessories. The Company has been engaged in this business in the New York Metropolitan area for seventy-one years. The Company currently operates six retail stores. The two Manhattan stores are located on Broadway at 19th Street and on 45th Street at Fifth Avenue. The Company's newest stores opened during November 1998 on Glen Cove Road in Greenvale, Long Island and Main Street in Mount Kisco, Westchester County, New York. Its other two stores are located on Route 17 in Paramus, New Jersey and on West Putnam Avenue in Greenwich, Connecticut.

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

     Bankruptcy Proceeding and Reorganization

     On August 3, 1995, the Company (then known as The Harvey Group Inc. and its subsidiaries) filed petitions for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Southern District of New York (the "Court"). This filing was the result of certain factors including but not limited to: (i) the negative effect of a $2,138,000 judgment entered against the Company; (ii) liabilities arising from The Harvey Group Inc. and its discontinued food brokerage division, which remained as liabilities of the Company, the payment of which significantly reduced cash; (iii) the recession of the early 1990's coupled with a soft market in the electronics industry, all of which resulted in losses and a shortage of cash flow; and (iv) the delisting (in June, 1995) of the Company's Common Stock from the American Stock Exchange, which delisting rendered a proposed $4.1 million equity placement untenable.

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

     Sale of Common Stock and Warrants in Public Offering

     On April 7, 1998, the Company completed an issuance of its common stock and common stock warrants in a public offering (the "Offering"). The Offering was co-managed by The Thornwater Company, L.P. (the "Representative"), which sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares by HAC. 2,104,500 of Warrants ("Warrants") to acquire additional shares of the Company's common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.1 million, are being used for retail store expansion and general working capital purposes.

     The net proceeds from the Offering were used to repay temporarily the Company's credit facility ($2,262,306); retire the principal ($350,000) and interest ($47,627) of a term loan, and for retail store expansion and general working capital purposes.

     Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price, for a period of three years commencing March 31, 2000. The Warrants are redeemable (at $0.10 per warrant), at the Company's option commencing March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share.

     In late November 1997, HAC transferred 85,000 shares of Common Stock to certain employees and directors of the Company and an individual who is a preferred shareholder and a member of HAC. Such transfer has been treated for accounting purposes as if such shares were issued by the Company as compensation to such persons. The Company recorded a deferred compensation charge equal to the fair market value of the shares ($297,500) and was amortizing this balance over a two-year forfeiture period. However, in October 1998, HAC removed this two-year forfeiture provision and the Company accelerated its charge to stock compensation expense. As a result, $297,500 was recorded to expense for fiscal 1998, of which $209,500 was recorded in the fourth quarter.

     As compensation for the Offering, the underwriters received a 10% commission; a 3% non-accountable expense allowance and Warrants for 10% of the number of shares of common stock and Warrants sold to the public. These Warrants are non-exercisable for one year following the Effective Date and are exercisable thereafter for a period of five years at 120% of the Offering price. At closing, the Company paid the Representative $123,660, representing the prepayment of a three-year financial advisory and consulting agreement. As of October 31, 1998, this financial advisory and consulting agreement was mutually terminated. Additionally, the Representative agreed to modify the lock-up arrangement with respect to shares owned by the Company's majority shareholder, HAC, and members of management. The termination of the lock-up has been accelerated to January 1, 1999. As a result, the Company in the fourth quarter of fiscal 1998, accelerated the amortization of the prepaid three-year financial advisory and consulting fee paid to the Representative and recorded a charge to operations of $123,660 for fiscal 1998, of which approximately $110,000 was recorded in the fourth quarter of fiscal 1998.

     Products

     The Company offers its customers a wide selection of high-quality consumer audio, video and home theater products, the distribution of which is limited to specialty retailers (generally referred to in the industry as "esoteric brands.") The Company is one of the country's largest retailers of "esoteric brands" manufactured by Bang and Olufsen, Marantz, McIntosh, Meridian and Adcom, whose products the Company has sold for a number of years. The Company believes that it benefits from strong working relationships with these manufacturers. See page 6, below, for a discussion about Bang & Olufsen.

     For the fifty-two weeks ended October 31, 1998, the Company's audio product sales represented approximately 72% of the Company's net sales and yielded gross profit margins of approximately 40%. The Company's video product sales represented approximately 25% of the Company's net sales and yielded gross profit margins of approximately 26%. The Company also provides custom installation of products it sells. Approximately 23% of net product sales currently involve custom installation. The labor portion of custom installation presently represents approximately 3% of net sales. The Company also sells extended warranties on behalf of third-party providers. Sales of extended warranties which yield a gross profit margin in excess of 50%, represent 1% of the Company's net sales.

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

                                         Fifty-Two Weeks      Fifty-Three
                                          Ended October       Weeks Ended
                                            31, 1998       November 1, 1997
                                       ------------------ ------------------

Audio Components                                52%                53%
Mini Audio Shelf Systems                         7                  6
TV and Projectors                               17                 16
VCR/DVD/DSS                                      7                  6
Furniture                                        4                  4
Cable and Wire                                   5                  5
Accessories                                      6                  6
Extended Warranties                              1                  1
Miscellaneous                                    1                  3
                                       ================== ==================
                                               100%               100%
                                       ================== ==================

     The percentage of sales by each product category is affected by promotional activities, consumer preferences, store displays, the development of new products and elimination or reduction of existing products and, thus, a current sales mix may not be indicative of the future sales mix.

     The Company believes that it is well positioned to benefit from advances in technologies because new technologies tend to be expensive when first introduced and the Company's target customers desire and can afford such products. Three new technologies, DVD, plasma flat-screen television, and high definition television, have recently been introduced. The DVD player provides enhanced picture and sound quality in a format far more convenient and durable than videotape. The plasma flat-screen television allows a 40 inch television to be only six inches from front to back. This allows the set to be far less obtrusive and more easily integratable into the home. High definition television will significantly improve picture quality.

     The Company intends to continue its recent emphasis on custom installation (currently representing 26% of net sales) which can extend from a single room audio/video system to an entire house with a combined selling price of installation, labor and product from about $5,000 to in excess of $100,000. The Company believes custom installation provides the opportunity to bundle products and increase margins. For example, rather than just selling a television with an approximate gross profit margin of 26%, custom installation enables the Company to sell to the same customer speakers at a margin exceeding 40%, accessories at a margin approximating 50% and installation labor with margins of over 45%.

     Based on customers' desires, custom installation projects frequently expand on-site. A single room home theater, for example, during the course of the installation can grow into a multi-room system with increased margins.

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

     Operations

     Supplies, Purchasing and Distribution

     The Company purchases its products from approximately eighty manufacturers, ten of which accounted for approximately 53% of the Company's purchases for the fifty-two weeks ended October 31, 1998. These ten manufacturers are Adcom, Bang & Olufsen, KEF, Marantz, McIntosh, Meridian, Mitsubishi, Pioneer Elite, Sharpvision and Sony. No individual manufacturer accounted for more than 10% of the Company's purchases for the year ended October 31, 1998, but Sony, Bang & Olufsen, Marantz, and Pioneer Elite each accounted for more than five (5%) percent of purchases for such period.

     The Company has entered into substantially identical dealer agreements with each of Marantz America, Inc., Audio Control, Sony, Cinemapro Corporation, Mitsubishi Electronics America, Inc., Lenbrook America, LLC (a distributor of KEF products), Pioneer Electronics (USA), Inc., NAD Electronics of America, and Niles Audio Corporation, Inc. Under each dealer agreement, the Company is authorized to sell the manufacturer's products from specified retail locations to retail customers and cannot sell the products by telephone or mail order. Each agreement is for a term of a year or two, subject to renewal or extension.

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

     The Company has sold the product line of a key vendor, Bang & Olufsen, since 1980. The line represented approximately $1,176,000 (6.8%) of the Company's net sales for the fifty-two weeks ended October 31, 1998. The Company's relationship with Bang & Olufsen has changed. The Company believes that its new relationship with Bang & Olufsen represents a positive step for the Company's growth, although no assurance can be given. Management's belief is based on its ability to open Bang & Olufsen Branded Stores near its existing Harvey locations, together with the elimination of competition with respect to Bang & Olufsen products from other retailers. Bang & Olufsen has notified the Company that it will now focus on developing Bang & Olufsen licensed stores ("Branded Stores") throughout the world, of which there are currently more than 250 stores worldwide. Bang & Olufsen has, accordingly, canceled its dealer agreement with the Company and all other retailers effective May 31, 1999. After this date, Bang & Olufsen products will only be available in Branded Stores.

     The Company received a commitment from Bang & Olufsen allowing the Company to open Branded Stores in Manhattan, Long Island and Connecticut. Pursuant to this commitment, the Company must complete construction of these locations at various dates through November 1999. Bang & Olufsen has authorized the Company to open up to five Branded Stores, but no assurance can be given about the number of Branded Stores that the Company will open.

     On January 7, 1999, as part of its expansion plan in the New York region, the Company signed a lease and a related Prime Site Marketing Agreement to open a new 1,500 square foot Bang & Olufsen Branded Store in the Union Square area in lower Manhattan. The Company plans to open this new store prior to April 1, 1999.

     This Branded Store will be the first of two stores the Company plans to open in Manhattan in 1999. The new store will sell highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories. The store will also sell video products including LCD projectors, DVD players and plasma flat-screen televisions, and A/V furniture and accessories. The store will also offer professional custom installation of multi-room audio and home theater systems.

     This new store will be the Company's seventh, and will be the third store opened within the twelve months of its successful public offering, completed in April 1998.

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

     The Company historically has not had material losses of inventory and does not experience material losses due to cost and market fluctuations, overstocking or technology. The Company's inventory turnover for the fifty-two week period ended October 31, 1998, was approximately 2.9 times.

     Sales and Store Operations

     Retail sales are primarily made for cash or by major credit cards. Revenues are recorded by the Company when the product or service is delivered or rendered to customers. Customer deposits are recorded as liabilities until the product is delivered, at which time a sale is recorded and the liability for the customer deposit is relieved.

     In addition, customers who qualify can obtain longer term financing with a Harvey credit card, which the Company makes available to its customers. The Harvey credit card is issued by an unrelated finance company, without recourse to the Company. The Company also periodically, as part of its promotional activities, makes manufacturer (i.e., Mitsubishi), sponsored financing available to its customers. Generally, the cost of such financing is paid for by the Company, but manufacturers periodically participate with and contribute to the Company in financing these promotions.

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

     The Company offers an extended warranty contract for most of the audio, video and other merchandise it sells, which extended warranty contract provides coverage beyond the manufacturer warranty period. Extended warranties are provided by an unrelated insurance company on a non-recourse basis to the Company. The Company collects the retail sales price of the extended warranty contract from customers and remits the customer information and the cost of the contract to the insurance company. Sales of extended warranty contracts represent 1% of the Company's net sales. The warranty obligation is solely the responsibility of the insurance company.

     Competition

     The Company competes in the New York Metropolitan area with mass merchants, mail order houses, discount stores and numerous other consumer electronics specialty stores. The retail electronics industry is dominated by large retailers with massive, "big box" retail facilities which aggressively discount mass merchandise. These retailers operate on narrow profit margins and high volume, driven by aggressive advertising emphasizing low prices. Nationwide industry leaders are Circuit City and Best Buys. The New York region is dominated by Circuit City and local chains including P.C. Richard & Son, The Wiz, J&R Music World and Tops Appliance.

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

     Advertising

     During the late 1980's and early 1990's, the Company introduced lesser quality product lines to become more price competitive. This strategy placed it in direct competition with mass merchants. This strategy sent a mixed message to the traditional customers of the Company. Commencing in late 1995, the Company refocused its operations by returning to its traditional marketing strategy.

     The Company now uses smaller, but more frequent advertising, emphasizing image, products, and technology in The New York Times, New York Magazine, Greenwich Magazine, Newsday and the Westchester Gannett. The Company also distributes direct mail advertising several times a year to reach its customer database of over 70,000. Some of the direct mail promotions are for specific manufacturers, products, or technology, and are supported by the manufacturers.

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

                                         Fifty-Two Weeks     Fifty-Three Weeks
                                        Ended October 31,    Ended November 1,
                                               1998                 1997
                                      -------------------- --------------------

Gross advertising costs                     $962,000            $1,048,000
Net advertising expenses                     233,000               401,000
Percentage of net sales                       1.3%                 2.6%

     The Company has retained an outside advertising agency who is paid a monthly retainer of $9,000 plus approved expenses. This agreement expires January 31, 1999, however, the Company intends to renew this agreement for one year.

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

     Employees

     As of October 31, 1998, the Company employed approximately 86 full-time employees of which 15 were management personnel, 10 were administrative personnel, 32 were salespeople, 12 were warehouse workers and 17 were engaged in custom installation.

     The salespeople, warehouse workers, and installation staff (61 people) are covered by a collective bargaining agreement with the Company which expires August 1, 2000. The Company has never experienced a material work stoppage and believes that its relationships with its employees and the union are satisfactory.

     Item 2. Description of Properties

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

     The Company leases the following retail premises:

                                          Expiration Date
                                            of Current                          Approximate
               Location                    Annual Lease     Renewal Options   Selling Square
                                                                                  Footage            Rent
---------------------------------------- ------------------ ---------------- ------------------ ----------------

2 West 45th Street                          6/30/2005            None              7,500           $  498,000
New York, NY

556 Route 17 North                          6/30/2003            None              7,000           $  239,000
Paramus, NJ

888 Broadway                                1/1/2001             None              4,000           $  300,000
at 19th St.
New York, NY
(within ABC Carpet & Home)

19 West Putnam Ave.                         9/30/2001           5 years            5,300           $  205,000
Greenwich, CT

44 Glen Cove Road                           8/15/2009            None              4,600           $  138,000
Greenvale, NY

115 Main St.                                8/31/2008            None              3,100           $   72,000
Mt. Kisco, NY

973 Broadway                                12/31/2005          5 year             1,500           $  104,000
New York, NY
(Bang & Olufsen Branded Store)


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

     There are outstanding disputed tax claims of approximately $50,000 which were made against the Company during its Chapter 11 proceeding. The Company has provided reserves of $10,000 for such taxes, penalties and interest, which the Company believes to be adequate. However, there can be no assurance that the reserve will be sufficient to cover these tax claims.

     Item 4. Submission of Matters to a Vote of Security Holders.

     On July 23, 1998, the Company's shareholders at an Annual Meeting (i) elected Franklin C. Karp (2,987,183 shares in favor, 24,245 shares against), Joseph J. Calabrese (2,989,183 shares in favor, 22,245 shares against), Michael
E. Recca (2,987,145 shares in favor, 24,343 shares against), Fredric J. Gruder (2,989,085 shares in favor, 22,343 shares against), Stewart L. Cohen (2,989,123 in favor, 22,305 shares against) and William F. Kenny III (2,898,123 shares in favor, 22,305 shares against) as directors of the Company; (ii) approved the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending October 31, 1998 (2,994,661 shares in favor, 15,264 shares against); and (iii) ratified the Company's Stock Option Plan (1,993,234 shares in favor, 70,441 shares against).

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's securities are traded on the NASDAQ SmallCap Market under the symbols "HRVE" for the Common Stock and "HRVEW" for the Warrants to purchase Common Stock

The outstanding shares of Common Stock are currently held by approximately 1,600 shareholders of record, and the Preferred Stock by five holders of record. The transfer agent and registrar for the Common Stock is Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016

The following table indicates the quarterly high and low stock prices for fiscal year 1998:

Quarter Ended                                    High              Low
-------------------------                  ----------------- ----------------

January 31, 1998                               N/A               N/A
May 2, 1998                                    $6.00             $2.00
August 1, 1998                                 $4.50             $1.625
October 31, 1998                               $2.625            $  .625

The Company has paid no dividends on its common stock for the last two years and does not expect to pay dividends in the future.

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

Common Stock

The Company is authorized to issue 10,000,000 shares of Common Stock with a par value of $0.01 per share. As of January 8, 1999, 3,282,833 shares are outstanding and held by approximately 1,600 shareholders of record.

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

Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. As of January 8, 1999, 875 shares of Preferred Stock were issued and outstanding and were held by five holders of record.

The Preferred Stock may be issued from time to time without stockholder approval in one or more classes or series. A holder of the Preferred Stock is not entitled to vote except as required by law.

Dividends on the Preferred Stock are cumulative from the day of original issuance, whether or not earned or declared. In the event the Board of Directors declares dividends to be paid on the Preferred Stock, the holders of the Preferred Stock will be entitled to receive semiannual dividends at the rate (the "Preference Rate") of eighty-five ($85) dollars per share payable in cash on the last business day of June and December in each year. For calendar year 1997, the Company elected to defer payment of the dividends. The Preference Rate for calendar year 1997 is $105 per share, which will be paid in three equal installments with interest at the rate of 8.5% per annum on the last business days of December 1998, 1999 and 2000. Preferred Stock dividends of $36,882 were paid in fiscal 1998. In addition, no dividend shall be paid, or declared, or set apart for payment upon, and no other distribution shall at any time be declared or made in respect of, any shares of Common Stock, other than a dividend payable solely in, or a distribution of, Common Stock, unless full cumulative dividends of the Preferred Stock for all past dividend periods and for the then current dividend period have been paid or have been declared and a sum sufficient for the payment thereof has been set apart.

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

Item 6. Management's Discussion and Analysis or  Plan of Operation.

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

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fifty-two weeks ended October 31, 1998 and the fifty-three weeks ended November 1, 1997, appearing elsewhere in this Form 10-KSB. The unaudited financial information for the fifty-two week period ended October 26, 1996 is presented for comparison purposes only.

Statements of Operations Data:

                                                         Fifty-Two       Fifty-Three        Fifty-Two
                                                        Weeks Ended      Weeks Ended       Weeks Ended
                                                        October 31,      November 1,       October 26,
                                                           1998              1997              1996
                                                      ---------------- ----------------- -----------------
                                                                                         (Unaudited) (1)

                                                               (In thousands, except share data)

Net sales                                                  $ 17,262         $ 15,398         $  14,025
Cost of sales                                                10,646            9,765             9,230
Gross profit                                                  6,616            5,633             4,796
                                                      ---------------- ----------------- -----------------
Gross profit percentage                                       38.3%            36.6%             34.2%
Interest expense                                                224              325               506
Selling, general and administrative expenses                  6,756            6,706             6,473
Other income                                                     70               73                96
Stock compensation expense                                      297                -                 -
Financial advisory and consulting fee to Underwriter            124                -                 -
Costs associated with lease transaction                         114                -                 -
                                                      ---------------- ----------------- -----------------
Loss before reorganization expenses, fresh start
   adjustments and extraordinary item                          (829)          (1,325)           (2,087)
Reorganization expenses, net                                      -                -              (885)
Fresh start adjustments                                           -                -             1,858
Extraordinary gain on forgiveness of debt                         -                -             5,339
                                                      ---------------- ----------------- -----------------
Net (loss) income                                              (829)          (1,325)            4,225
Accretion of Preferred Stock                                     (6)             (78)                -
Preferred Stock dividend requirement                            (83)             (71)                -
                                                      ================ ================= =================
Net (loss) income attributable to Common Stock             $   (918)        $ (1,474)         $  4,225
                                                      ================ ================= =================

Basic and diluted net (loss) applicable to common
   shareholders                                              $(.32)           $(.65)
                                                      ================ =================

Basic and diluted weighted average outstanding
   during the year                                          2,844,751        2,257,833
                                                      ================ =================


(1) Presented for comparison purposes only.


Balance Sheet Data:


                                   October 31, 1998          November 1,
                                                              1997 (1)
                                  ------------------      ------------------

Working capital                         $2,355                  $1,215
Total assets                             8,389                   7,314
Long-term liabilities                      266                   2,364
Total liabilities                        2,865                   5,301
Total shareholders' equity               5,525                   2,013


     (1)--The balance sheet information at November 1, 1997 is presented to reflect the Company's Preferred Stock in stockholders' equity as though the removal of a Preferred Stock redemption feature, which occurred in December 1997, had taken place on November 1, 1997.

     Fifty-Two Weeks Ended October 31, 1998 as Compared to Fifty-Three Weeks Ended November 1, 1997

     The fiscal year ended October 31, 1998 is a fifty-two week year as compared to fifty-three weeks for the prior year.

     Net Loss

     The net loss for the fifty-two weeks ended October 31, 1998 was reduced to $828,871 as compared to a net loss of $1,325,212 for the fifty-three weeks ended November 1, 1997. The net loss for fiscal 1998 included non-cash stock compensation expense of $297,500 and various costs associated with the surrender of a real estate lease of $113,782. Additionally, fiscal 1998 includes an expense of $123,660 representing three years of financial advisory and consulting fees pre-paid to the underwriter at the closing of the Company's successful public offering. These fees, which were to be amortized over three years, were fully charged to expense in fiscal 1998 as a result of the early termination of the Financial Advisory and Consulting Agreement between the Company and its underwriter. Such charges to operations during fiscal 1998 aggregated $534,942 or approximately $.19 per share. Excluding these charges, the Company's loss was $293,929 for fiscal 1998, as compared to a loss of $1,325,212 for fiscal 1997.

     Revenues

     Net sales for the fifty-two weeks ended October 31, 1998 increased approximately $1,864,000 or 12.1% over the fifty-three weeks ended November 1, 1997. Comparable store sales for fiscal 1998 increased approximately 15.8% as compared to fiscal 1997.

     Fiscal 1998 includes sales from three mature stores and one new store opened in Greenwich, Connecticut in January 1997. Also included in fiscal 1998 sales is approximately one month of sales relating to the newly acquired Mount Kisco store, prior to its renovation in November 1998. Fiscal 1997 includes sales from three mature stores and the Greenwich, Connecticut store for only ten months. Fiscal 1997 also includes three months of sales from one retail store which was closed in February 1997.

     The increase in the Company's net sales is attributed to increases in volume of goods and services sold and to a lesser extent, changes in product lines. The prices of its goods have remained relatively constant. The Company's sales continue to benefit from the successful marketing campaign where emphasis is placed on the quality of its manufacturers' products displayed in home vignette settings, new technologies, service and custom installation of home theater and multi-room audio/video systems. In fiscal 1998, this marketing campaign included radio advertising for the latter part of the year and additional direct mail activities during the year. Custom installation services also continue to expand and account for approximately 26% of net sales for 1998, as compared to approximately 20% for fiscal 1997.

     As part of its successful marketing plan, the Company offers its customers who qualify a Harvey credit card which is issued by an unrelated financial company. The Company continuously offers consumers using the Harvey credit card 90 days interest-free financing on any purchases. As a promotion, the Company, from time to time, offers consumers using the Harvey credit card attractive financing alternatives of 6 or 12 months interest-free financing on specific products. The Company pays the finance company a fee in connection with all interest-free financing which is a percentage of such sales. For fiscal 1998 and 1997, the cost to the Company for all interest-free financing was approximately $44,000 and $34,000, respectively.

     Costs and Expenses

     Total cost of sales for the fifty-two weeks ended October 31, 1998 increased approximately $882,000 or 9.0% from the fifty-three weeks ended November 1, 1997. This was primarily the result of increased comparable store sales offset by the one store closed in February 1997, and by the overall improvement of gross profit margins.

     Gross profit margin for the fifty-two weeks ended October 31, 1998 was 38.3% as compared to 36.6% for the fifty-three weeks ended November 1, 1997.

     The gross profit margin improved in fiscal 1998 as compared to fiscal 1997 as a result of increased custom installation sales which have higher gross profit margins. Additionally, an increase was realized from merchandising changes started in fiscal 1997. The Company added higher margin products to its product line from new manufacturers and eliminated lower margin products. The marketing campaign for fiscal 1998 also placed less emphasis on price sensitive advertisements as compared to fiscal 1997. Finally, the Company maximized its prompt payment purchase discounts from its vendors, while further reducing its inventory losses from shrinkage, which was already substantially below industry average.

     Selling, general and administrative expenses ("SG&A expense") increased less than 1% or approximately $50,000 for the fifty-two weeks ended October 31, 1998 as compared to the fifty-three weeks ended November 1, 1997.

     The increase in SG&A expenses for fiscal 1998 as compared to fiscal 1997 was primarily due to a general increase in payroll and payroll related items, professional expenses, and various store operating expenses as a result of increased sales. These increases were partially offset by reduced advertising and occupancy costs. The decrease in occupancy was primarily the result of a reduction in warehouse space beginning in fiscal 1998 and from the closing of a retail store in February 1998.

     Interest  expense  decreased   approximately  $102,000  or  31.2%  for  the
fifty-two weeks ended October 31, 1998 as compared to the fifty-three weeks ended November 1, 1997.

     The decrease in interest expense for fiscal 1998 as compared to fiscal 1997 was primarily due to the elimination of debtor-in-possession financing which was outstanding through December 1996, and the reduction of interest paid to the Company's lender, subsequent to the paydown of the credit facility in April 1998 using part of the net proceeds from the public offering.

     Fifty-Three Weeks Ended November 1, 1997 as Compared to the Fifty-Two Weeks Ended October 26, 1996 (Unaudited--Operations Prior to Reorganization)

     The fiscal year ended November 1, 1997 is a fifty-three week year as compared to fifty-two weeks for the prior year.

     Net (Loss) Income

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

     Revenues

     Net sales for the fifty-three weeks ended November 1, 1997 increased 9.8% or $1,373,000 over the fifty-two weeks ended October 26, 1996, despite 1996 consisting of revenues from five established stores as compared to 1997 revenues, which consisted of only three established stores and the new store in Greenwich, Connecticut. Comparable store sales for the fifty-three weeks ended November 1, 1997 increased by 26.7% or $2,786,000 as compared to the fifty-two weeks ended October 26, 1996. The increase in the Company's revenues was attributable to increases in the volume of goods and services sold, and to a lesser extent, changes in product lines. The prices of its goods and services remained relatively constant. In 1996, the Company operated in Chapter 11 and at times during the year did not have adequate inventory levels. The Company believes it currently has adequate inventory levels to support sales.

     The increase in sales in fiscal 1997 was due primarily to the Company's marketing campaign where emphasis was placed on the quality of its manufacturers' products, new technologies, service, and custom installation of home theater and multi-room audio/video systems. The Company offers its consumers attractive financing alternatives on purchases, without paying or incurring interest expenses for a six or twelve-month period. Customers who qualify can obtain longer term financing with a Harvey credit card, which the Company makes available to its customers. The Harvey credit card is issued by an unrelated finance company. The substantial use of such financing alternatives began in June 1997. The total amount of additional fees paid by the Company for the five month period ended November 1, 1997 was approximately $34,000. This credit alternative is a linchpin of the Company's new advertising campaign. Additional direct mail promotions were also successful during the period.

     Costs and Expenses. Total cost of sales for the fifty-three weeks ended November 1, 1997 increased 5.8% or $535,000 from the fifty-two weeks ended October 26, 1996. This was primarily the result of increased comparable store sales offset by store closings.

     Gross profit margin for the fifty-three weeks ended November 1, 1997 was 36.6%, as compared to 34.2% for the fifty-two weeks ended October 26, 1996. The gross profit margin increased as a result of the Company's marketing campaign where product quality was emphasized rather than price. The gross margin also increased as a result of increased sales of custom installation which has higher gross profit margins. Additionally, an increase was realized from merchandising changes made in late 1996 and throughout 1997, where new higher margin products from new manufacturers were added and lower margin products, such as camcorders, cellular phones, and home office equipment, were eliminated.

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

     Liquidity and Capital Resources

     On November 13, 1996, the Bankruptcy Court confirmed the Reorganization Plan ("Confirmation Date"). The effective date of the Reorganization Plan was December 26, 1996 (the "Reorganization Date"). For information regarding the Reorganization Plan, reference is made to Item 1, above, and the notes to financial statements.

     The Company's ratio of current assets to current liabilities was 1.91, or approximately $2,355,000, at October 31, 1998, as compared to 1.41, or approximately $1,215,000, at November 1, 1997. The increase in the current ratio at October 31, 1998 was primarily the result of the impact of the net proceeds from the Company's successful public offering offset by the Company's net loss.

     Net cash used in operating activities was approximately $1,229,000 for fiscal 1998 as compared to a net use of $550,000 for fiscal 1997, as the Company used its revolving line of credit facility and a portion of the proceeds from the public offering to reduce trade payables, accrued expenses, other current liabilities and income taxes, and to fund an increase in accounts receivable and prepaid expenses and other current assets. This use of cash was offset by the reduction in the Company's net loss.

     Net cash used in investing activities was approximately $504,000 for fiscal 1998 as compared to approximately $663,000 used for fiscal 1997. The decrease was primarily due to the redemption of a certificate of deposit in fiscal 1998.

     Financing activities provided net cash of approximately $1,944,000 for fiscal 1998 as compared to net cash provided of approximately $1,220,000 for fiscal 1997. The increase was primarily due to the net proceeds from the public offering offset by, among other items, the temporary repayment of the Company's revolving line of credit facility with Paragon Capital LLC ("Paragon") and the repayment of a term loan.

     On November 5, 1997, the Company entered into a three-year revolving line of credit facility with Paragon whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. Proceeds from Paragon were used to pay down and cancel the existing credit facility with Congress Financial Corporation ("Congress"), reduce trade payables and pay related costs of the refinancing. The Paragon facility provides an improved advance rate of the Company's inventory which resulted in additional net financing of approximately $750,000 (after expenses) compared to the Company's previous facility with Congress. The interest rate on borrowings up to $2,500,000 is 1% in excess of the rate of interest announced publicly by Norwest Bank, Minnesota, National Association, from time to time as its "prime rate" (the "Prime Rate"). The rate charged on outstanding balances over $2,500,000 is 1.75% above the Prime Rate. A commitment fee of $49,500 was paid by the Company at closing and a facility fee of three-quarters of one percent (.75%) of the maximum credit line will be charged in each year. Monthly maintenance charges and a termination fee also exist under the line of credit. At January 8, 1999, there are no outstanding borrowings under the Paragon revolving line of credit facility.

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

     Pursuant to the credit facility the Company must maintain certain levels of inventory, trade accounts payable, inventory purchases, net income or loss and minimum gross profit margins. Additionally, the Company's capital expenditures, assuming no retail store expansion, could not exceed $125,000 for fiscal 1998.

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

     On April 7, 1998, the Company completed an issuance of its common stock and common stock warrants in the Offering. The Offering was co-managed by The Thornwater Company, L.P., which sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by HAC. 2,104,500 Warrants to acquire additional shares of the Company's common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.1 million, are being used for retail store expansion and general working capital purposes.

     In April 1998, the net proceeds from the Offering were used to repay temporarily the Company's credit facility $(2,262,306); retire the principal $(350,000) and interest $(47,627) of a term loan and for retail store expansion and general working capital purposes.

     Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price, for a period of three years commencing March 31, 2000. The Warrants are also redeemable (at $.10 per Warrant), at the Company's option, commencing March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share.

     The Company's management believes that the Company's overhead structure has the capacity to support additional stores without significant increase in cost and personnel, and, consequently, that revenues and profit from new stores will have a positive impact on the Company's operations. The Company intends to utilize the remaining net proceeds from the Offering and its credit facility to open additional retail stores.

     In July 1998, as a part of its expansion plan, the Company acquired the business of the Sound Mill, Inc. and its subsidiary, Loriel Custom Audio Video Corporation (the "Sound Mill"), to acquire certain assets and business of the Sound Mill for a purchase price of $200,000 (as adjusted) in cash. The purchase price was allocated as follows: $50,000 for leasehold improvements, equipment, vehicles and tools and $150,000 for cost in excess of net assets acquired. The Company also signed a ten-year lease with an additional five-year option for the 3,100 square foot retail store with the principals of the Sound Mill. Located in Mount Kisco, in northern Westchester County, New York, the Sound Mill has been engaged in the retail sale and custom installation of specialty high-end audio/video products for twenty-nine years. This store was renovated at a cost of approximately $125,000 and re-opened in November 1998. Inventory of approximately $350,000 was obtained for the opening of this store through vendor credit and cash.

     On August 11, 1998, the Company signed a ten year lease with a five year option to open a new 4,600 square foot retail showroom in Greenvale, on the north shore of Long Island, New York. This new retail store, opened in November 1998, and became the Company's sixth store in the Metropolitan New York area. Capital expenditures for this store approximated $400,000 through January 1999. Inventory of approximately $475,000 was obtained for this store, and was substantially financed through vendor credit and cash.

     The Company seeks to open an additional Company store in New Jersey within the next eighteen months, if the appropriate location can be obtained. The Company estimates that the total cost of opening this Company retail store is approximately $650,000. The estimated cost of opening this store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory (net of the portion to be borrowed from the Company's lender), lease acquisition expenses, preopening expenses and additional advertising and promotion in connection with the opening.

     As Bang & Olufsen focuses on developing Bang & Olufsen licensed branded stores throughout the world, it has canceled its dealer agreement with the Company and all other retailers effective May 31, 1999. After this date, Bang & Olufsen products will only be available in Branded Stores.

     The Company received a commitment from Bang & Olufsen allowing the Company to open Branded Stores in Manhattan, Long Island and Connecticut. Pursuant to this commitment, the Company must complete construction of these locations at various dates through November 1999. No assurance can be given about the number of Branded Stores that the Company will open.

     The Company believes that its new relationship with Bang & Olufsen represents a positive step for the Company's growth, although no assurance can be given. Management's belief is based on its ability to open Bang & Olufsen Branded Stores near its existing Harvey locations, together with the elimination of competition on Bang & Olufsen products from other retailers. Capital expenditures necessary for each 1,500 square foot store, including inventory, should approximate $300,000.

     On January 7, 1999, as part of its expansion plan in the New York region, the Company signed a lease and a related Prime Site Marketing Agreement to open a new 1,500 square foot Bang & Olufsen Branded Store in the Union Square area in lower Manhattan. The Company plans to open this new store prior to May 1, 1999.

     This Branded Store will be the first of two stores the Company plans to open in Manhattan in 1999. The new store will sell highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories. The store will also sell video products including LCD projectors, DVD players and plasma flat-screen televisions, and A/V furniture and accessories. The store will also offer professional custom installation of multi-room audio and home theater systems.

     This new store will be the Company's seventh, and will be the third store opened within the twelve months of its successful public offering, completed in April 1998.

     Management believes that the balance of the Offering, cash flow from operations and funds made available under the credit facility with Paragon, will be sufficient to meet the Company's anticipated working capital needs and expansion plan for the next twelve month period.

     During the periods presented, the Company was not significantly impacted by the effects of inflation or seasonally.

     Year 2000 Modifications

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on recent assessments, the Company determined that it will be required to modify significant portions of its software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications of its existing software, the Year 2000 Issue can be mitigated. As a result, the Company has formulated a plan with its software and service provider, called Rescue 2000, to make all modifications to twelve operating modules in its software systems. As of December 31, 1998, 50% of the module modifications have been completed. No modifications have been implemented or tested. Implementation and testing is expected to be completed by May 1999. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. As of January 20, 1999, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. The Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources, except the bank that processes the payment of the Company's credit card sales. The Company has requested from its bank an assessment of the extent of the bank's Year 2000 compliance. In the event the bank is not Year 2000 compliant in a timely manner, the Company is prepared to change banks. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company.

     The Company will utilize its external software and service provider to reprogram, test and implement the software for the Year 2000 modification, the cost of which is not expected to be significant. The Company will evaluate the status of completion of Year 2000 modifications in April 1999 and will undertake all remaining necessary steps to seek to ensure its systems are Year 2000 compliant. In the event the Company is unable to resolve its Year 2000 modifications in a timely fashion, the business of the Company may be materially and adversely impacted.

     Item 7. Financial Statements.

     The information required by this item is incorporated by reference to the Company's financial statements.

     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

     Part III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:


             Name                   Age (1)                           Position
-------------------------------- --------------- ---------------------------------------------------

Michael E. Recca                       48        Chairman and Director
William F. Kenny, III                  67        Director
Stewart L. Cohen                       44        Director
Fredric J. Gruder                      52        Director
Franklin C. Karp                       44        President and Director
Joseph J. Calabrese                    39        Executive Vice President, Chief Financial
                                                    Officer, Treasurer, Secretary and Director
Michael A. Beck                        39        Vice President of Operations
Roland W. Hiemer                       37        Director of Inventory Control


     (1) As of October 31, 1998.

     Michael E. Recca became the Chairman of the Board of Directors of the Company in November 1996. Mr. Recca has been the president of Recca & Company, Inc., a financial consulting firm based in New York City, since 1992. Mr. Recca is also a member and one of the three managers of Harvey Acquisition Company, LLC, which is a principal shareholder of the Company. Mr. Recca was an employee of Taglich Brothers, D'Amadeo, Wagner & Co., Inc., a NASD registered broker-dealer, through December 31, 1998.

     William F. Kenny, III has been a director of the Company since 1975. For the past six years Mr. Kenny has been a consultant to Meenan Oil Co., Inc. Mr. Kenny has also served as a director of the Empire State Petroleum Association, Petroleum Research Foundation and is President of the East Coast Energy Council. Mr. Kenny was also the president of the Independent Fuel Terminal Operators Association and the Metropolitan Energy Council.

     Stewart L. Cohen was elected a director of the Company in 1997. Mr. Cohen is the Chief Executive Officer of Paragon Capital LLC, an asset-based lender providing a revolving line of credit facility to the Company and other retailers. Mr. Cohen is also a managing director of The Ozer Group LLC, an asset and business restructuring firm which provides asset disposition, business evaluation, advisory services, and asset appraisals for financial institutions lending primarily to retail businesses. He is also the President of U.S. Dixon's Holdings, Inc. and its non-operating subsidiaries, for which Mr. Cohen was retained to wind down the affairs of, and pursue economic settlements for, the company with other parties. Mr. Cohen is also a "Responsible Officer" of Folger Adams, a company in Chapter 11, where Mr. Cohen's responsibilities include the administration of all funds and disbursements subject to the Folger Adams Plan of Confirmation. Mr. Cohen is also a member of the Board of Advisors of Verc Enterprises, Inc., and is a Contributing Editor to the American Bankruptcy Institute Journal.

     Fredric J. Gruder, a director since July 1998, has, since September 1996, been a partner in the New York law firm of Gersten, Savage and Kaplowitz
("Gersten"), which represented Thornwater Company, L.P. ("Thornwater"), Representative of the Company's underwriters in the Offering. Gersten may represent Thornwater in future legal matters. From March 1996 through September 1996, Mr. Gruder was of counsel to Gersten, having been a sole practitioner from May 1995 through March 1996. From March 1992 until March 1996, Mr. Gruder served as vice president and general counsel to Sbarro, Inc., a publicly traded corporation which owns, operates, and franchises Italian restaurants. Prior to this time, Mr. Gruder practiced law in New York for over twenty years, specializing in corporate securities and retail real estate.

     Franklin C. Karp has been with the Company since 1990. Before being appointed as the Company's President in April 1996, Mr. Karp served as Merchandise Manager and later as vice president in charge of merchandising. Mr. Karp has been employed in various sales, purchasing and management positions in the retail consumer electronics business in the New York Metropolitan area for 26 years.

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

     Roland W. Hiemer is an executive officer of the Company and Director of Inventory Control. Mr. Hiemer has been with the Company for eight years. He started with the Company as a salesman and advanced to Senior Sales Manager for the Paramus store in 1991. He was further promoted to Inventory Control Manager in 1991. In 1997, he was promoted to Director of Inventory Control. Mr. Hiemer holds a BA in Business Administration from Hofstra University.

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

     Summary Compensation Table


    Name of Individual                                                       Stock             Long-Term
  and Principal Position       Year         Salary          Bonus         Compensation       Compensation
---------------------------- ---------- ---------------- ------------- ------------------- ------------------


Michael E. Recca               1998       $   55,000 (1)   $       -        $      -              $    -
Chairman                       1997       $        -       $       -        $                     $    -
                               1996       $        -       $       -        $      -              $    -

Franklin C. Karp               1998       $  125,000       $  15,000        $ 10,313 (3)          $    -
President                      1997       $  126,000       $       -        $      -              $    -
                               1996       $   88,000 (2)   $       -        $      -              $    -

Joseph J. Calabrese            1998       $  116,000       $  10,000        $  6,875 (3)          $    -
Executive Vice President       1997       $  117,000       $       -        $      -              $    -
Chief Financial Officer,       1996       $   82,000 (2)   $       -        $      -              $    -
   Treasurer and Secretary

     (1)--Effective April 1, 1998, Mr. Recca has been receiving $7,917 per month, representing an annual directors fee in the annual amount of $95,000, in his capacity as the Chairman of the Board of Directors of the Company.

     (2)--Represents the nine month transition period ended October 26, 1996, when the Company's fiscal year end was changed to the Saturday closest to October 31 from the Saturday closest to January 31.

     (3)--Represents stock compensation at fair market value from common stock received from HAC, on October 12, 1998.

     Severance Agreements

     The Company has entered into  substantially  similar  severance  agreements
("Severance Agreement") with each of Franklin C. Karp, Joseph J. Calabrese, Michael A. Beck, and Roland W. Hiemer.

     Each Severance Agreement provides that in the event the Company is sold or merged with another company, involved in a corporate reorganization, or if a change of the current management takes place, and the party, for the foregoing reasons, is terminated or asked to accept a position other than that of senior officer requiring similar responsibilities to those that the party currently performs, or if the current corporate office is moved to a new location which is more than thirty miles from either Mineola, New York, or Lyndhurst, New Jersey, depending on who the party is, as a result of a reorganization or change in ownership or control, and the party declines the new position or relocation, the Company or its successor in control will be obligated, and continue, to pay the party at the same salary and car allowance, if any, the party had most recently been earning, for a period of one year following termination of Mr. Karp, Mr. Calabrese, and Mr. Beck and six months for Mr. Hiemer. In addition, the party will be fully covered under the Company's benefit plans, including, without limitation, the Company's medical, dental, life and disability insurance programs, during the one-year period for Mr. Karp, Mr. Calabrese and Mr. Beck and during the six-month period for Mr. Hiemer (including family coverage for medical and dental insurance).

     In the event following any foregoing termination the party obtains employment at a lesser compensation than the party's compensation by the Company, the Company will pay the party the difference between the two salaries for the remainder of the one-year or six month period, whichever is applicable, plus continued coverage of the Company's benefit plans for the same period.

     Each Severance Agreement also provides that in the event the party is terminated for any other reasons, except conduct that is materially injurious to the Company or conviction of any crime involving moral turpitude, the Company will be obligated and continue to pay the party at the same salary the party has most recently been earning, for a period of six months following termination for Mr. Karp, Mr. Calabrese and Mr. Beck and three months for Mr. Hiemer, plus full coverage of the Company's benefits for the same period.

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

     On December 5, 1997, the Company's Compensation and Stock Option Committee of the Board of Directors approved a grant, as of the effective date of the Offering, of 70,000 incentive stock options to many of the Company's employees to purchase the Company's Common Stock originally exercisable at various exercise prices between $5.00 and $6.00, over a three-year period from the effective date. On October 28, 1998, the Company's Compensation and Stock Option Committee of the Board of Directors amended and reduced the exercise price of such incentive stock options to $3.00 for officers and middle management, and $2.00 for other employees. These options remain exercisable over three years (33-1/3% per year). Additionally, on the said date, the Compensation and Stock Option Committee granted 75,000 new incentive stock options to purchase the Company's Common Stock to employees and directors, with an exercise price of $1.00. These options are also exercisable over three years (33-1/3% per year) except for those options granted to Messrs. Cohen, Kenny and Gruder, whose options vest as follows: (i) 50% immediately; (ii) 25% on October 28, 1999; and
(iii) 25% on October 28, 2000.

     Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of October 31, 1998, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:




                Name and Address of                    Amount and Nature of Beneficial
                  Beneficial Owner                                Ownership                 Percentage
----------------------------------------------------- ---------------------------------- ------------------

Harvey Acquisition Company LLC                                 1,750,000 (3)                   53.3%
949 Edgewood Avenue
Pelham Manor, NY  10803

Michael E. Recca                                               1,758,333 (1)(5)                53.6%
949 Edgewood Avenue
Pelham Manor, NY  10803

Stewart L. Cohen                                                  15,000(2)                     *
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

William F. Kenny, III                                             13,489(2)                     *
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Fredric J. Gruder                                                  7,500(2)                     *
Gersten, Savage, Kaplowitz & Fredericks, LLP
101 East 52nd Street
New York, NY 10022

Franklin C. Karp                                                  23,333(4)                     *
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Joseph J. Calabrese                                               14,035(5)                     *
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Michael A. Beck                                                   10,833(5)                     *
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Roland W. Hiemer                                                   4,167(6)                     *
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

All Directors and Officers as group                            1,846,690                       56.3%
(8 Persons)


     * Less than 1% of outstanding shares of Common Stock.

     (1) Includes Shares owned by HAC, of which Mr. Recca is a member and one of three managers.

     (2) Includes an option to purchase up to 5,000 shares of the Company's Common Stock, which is exercisable at an exercise price of $1.00 per share.

     (3) 2,000,000 shares of the Company's Common Stock were originally issued to HAC in satisfaction of the $2,822,500 of subordinated secured financing provided to the Company during its reorganization process. As a result of the Company's public offering (the "Public Offering") of 1,200,000 shares of Common Stock and 1,830,000 Warrants to purchase Common Stock, completed April 7, 1998, 175,000 shares of Common Stock were sold by HAC. In late November 1997, 85,000 shares of Common Stock were transferred by HAC to certain employees of the Company (see "Certain Transactions", below, for details). Additionally, HAC purchased 10,000 shares of Common Stock from InterEquity Capital Partners, L.P. ("InterEquity"), a prereorganization subordinated secured debtholder, after the closing of the Public Offering.

     (4) Includes an option to purchase up to 8,333 shares of the Company's Common Stock, which is exercisable at an exercise price of $3.00 per share.

     (5) Includes an option to purchase up to 3,333 shares of the Company's Common Stock, which is exercisable at an exercise price of $3.00 per share.

     (6) Includes an option to purchase up to 1,666 shares of the Company's Common Stock, which is exercisable at an exercise price of $3.00 per share.

     Item 12. Certain Relationships and Related Transactions.

     In 1995 and 1996, during the Company's bankruptcy proceeding, the Company borrowed, in the aggregate, approximately $2,822,500 (the "Loan") from HAC. As of the Effective Date of the Company's Reorganization Plan, and pursuant to certain provisions contained therein, HAC's claims in connection with the Loan were satisfied by issuing HAC 2,000,000 shares of the Company's Common Stock. Subsequently, Michael Recca was elected as a member and Chairman of the Company's Board of Directors. Interest expense relating to the HAC debtor-in-possession financing was approximately $149,000 for the fifty-three weeks ended November 1, 1997. Interest paid to HAC in fiscal 1998 was approximately $66,000. In connection with the Loan, the Company paid a $5,000 per month loan servicing fee, which was to be paid to Recca & Co. Inc., of which Michael Recca is the sole shareholder, through October 1996. Subsequently, through April 1997, a $5,000 per month management fee to Recca & Co., Inc. was accrued. In fiscal 1998, the Company recorded $40,000 in management consulting fees, of which $23,000 is payable at October 31, 1998.

     Effective April 1, 1998, Mr. Recca has been receiving $7,917 per month, representing an annual director's fee in the annual amount of $95,000, in his capacity as the Chairman of the Board of Directors of the Company.

     Reference is made to "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources" regarding the Company's revolving line of credit facility with Paragon, which the Company entered into on November 5, 1997. Stewart L. Cohen, a director of the Company, is the Chief Executive Officer and a director of Paragon.

     In February and March, 1997, Mr. E. H. Arnold ("Arnold"), a member of HAC and a holder of Preferred Stock, loaned the Company the principal amount of $350,000, with an interest rate of 12% per annum. On April 9, 1998, this loan was repaid with interest ($48,000) and without prepayment penalty.

     In November 1997, HAC transferred 85,000 shares of Common Stock to certain employees and directors of the Company and Arnold. Such transfer is to be treated for accounting purposes as if such shares were issued by the Company as compensation to such persons. In fiscal 1998, the Company recorded $297,500 as stock compensation expense (see Note 4 to the Financial Statements).

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

     On October 31, 1998, the Company received a promissory note from a previous member of its underwriter, in lieu of an outstanding trade receivable for $73,321. Payments, including interest at 9% per annum are due to the Company as follows; twelve monthly payments of $940 and a balloon payment of $68,430 due October 31, 1999. As a result, the amount due to the Company has been presented as a short-term "note receivable" at October 31, 1998.

     Item 13. Exhibits and Reports on Form 8-K.

     (a)--The following exhibits are hereby incorporated by reference from the corresponding exhibits filed under the Company's Form SB-2 under Commission File #333-42121:

     Exhibit Number Description

     3.1.1--Restated Certificate of Incorporation of 1967

     3.1.2--Certificate of Amendment of the Certificate of Incorporation of 1997

     3.1.3--Certificate of Amendment of the Certificate of Incorporation of December 1996

     3.1.4--Certificate  of Amendment of  Certificate of  Incorporation  of July
1988

     3.1.5--Certificate  of Amendment of  Certificate of  Incorporation  of July
1971

     3.1.6--Certificate of Amendment of Certificate of Incorporation of February 1971

     3.1.7--Certificate  of Amendment of  Certificate of  Incorporation  of June
1969

     3.1.8--Certificate   of  Amendment  of  Certificate  of   Incorporation  of
September 1968

     4.1--Sections in Certificate of Incorporation and the Amended and Restated By-Laws of Harvey Electronics, Inc., that define the rights of the holders of shares of Common Stock, Preferred Stock and holders of Warrants(included in Exhibit Nos. 3.1.2 and 3.1.3)

     4.2--Form of Common Stock Certificate

     4.3--Form of Redeemable Common Stock Purchase Warrant

     4.4--Form of Representative's Warrant

     4.5--Form of Warrant to Holders of Preferred Stock

     10.1.1--Stock Option Plan of Harvey Electronics, Inc.

     10.1.2--Form of Stock Option Agreement

     10.2.1--Severance Agreement with Franklin C. Karp

     10.2.2--Severance Agreement with Joseph J. Calabrese

     10.2.3--Severance Agreement with Michael A. Beck

     10.2.4--Severance Agreement with Roland W. Hiemer

     10.3--Employment Agreement with Franklin C. Karp

     10.4.1--Dealer Agreement between the Company and Mitsubishi Electronics America, Inc.

     10.4.2--Dealer Agreement between the Company and Niles Audio Corporation, Inc.

     10.5.1--Lease between the Company and Joseph P. Day Realty Corp. (2)

     10.5.2--Lease between the Company and Goodrich Fairfield Associates, L.L.C.
(2)

     10.5.3--Lease between the Company and Sprout Development Co. (2)

     10.5.4--Lease between the Company and Service Realty Company (2)

     10.5.5--Lease between the Company and 205 Associates (2)

     10.5.6--Sublease between the Company and Fabian Formals, Inc. and Affiliate First Nighter of Canada (2)

     10.6--Loan and Security Agreement, Master Note and Trademark Security Agreement with Paragon Capital LLC




     (ii) The following exhibits are hereby incorporated by reference from Exhibit A filed as part of the registrant's Form 8-K dated November 3, 1997:

     Exhibit Number Description

     2.1.1--Restated Modified Amended Joint and Substantially Consolidated Plan of Reorganization of Harvey Electronics, Inc.

     2.1.2--Order dated November 13, 1996 Confirming Plan of Reorganization



     (iii) The following exhibits are hereby incorporated by reference from Item 7 filed as part of the registrant's Form 8-K dated April 7, 1998:

     Exhibit Number Description

     4.4--Representative's Warrant Agreement

     4.5--Warrant Agent Agreement

     10.1--Underwriting Agreement

     10.2--Financial Advisory and Investment Banking Agreement between the Company and The Thornwater Company, L.P.

     (iv) The following exhibits are hereby incorporated by reference to the corresponding exhibits filed with the Company's Form 8-K dated October 12, 1998:

     10.01--Bang & Olufsen America, Inc. Termination Letter dated September 7, 1998

     10.02--Bang & Olufsen America, Inc. New Agreement Letter dated October 8, 1998

     10.03--Agreement with Thornwater regarding termination of agreements and lock-up amendments dated October 31, 1998

     (v) The following exhibits are annexed hereto:

     10.5.7 Lease Agreement with Martin Goldbaum and Sally Goldbaum

     10.5.8 Lease Agreement with Bender Realty*

     10.7 Surrender of Lease with 873 Broadway Associates

     10.8 Contract of Sale with Martin Goldbaum, Sally Goldbaum, the Sound Mill, Inc. and Loriel Custom Audio Video Corp.

     10.9 License Agreement with ABC Home Furnishings, Inc.

     27.1--Financial Data Schedule

-----------------------
*  To be filed

     (b) Reports on Form 8-K

     The Company filed a Report on Form 8-K dated November 3, 1997, which reported events under Items 1, 3, 5, 7 and 8. The Company filed a Report on Form 8-K dated April 7, 1998, which reported the completion of the Company's Offering.

     The Company filed a Report on Form 8-K dated October 12, 1998, which reported events relating to the cancellation of the Financial Advisory and Investment Banking Agreement with its underwriter as well as the change in the Company's expansion plan regarding Bang & Olufsen Branded Stores.

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

     Dated: January 28, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

            Signature                                   Title                                Date
---------------------------------- ------------------------------------------------- ----------------------

      /s/ Franklin C. Karp         President and Director                            January 28, 1999
----------------------------------
        Franklin C. Karp

     /s/ Joseph J. Calabrese       Executive Vice President, Chief Financial         January 28, 1999
---------------------------------- Officer, Treasurer, Secretary and Director
       Joseph J. Calabrese

        /s/ Michael E. Recca          Chairman and Director                             January 28, 1999
----------------------------------
          Michael E. Recca

    /s/ William F. Kenny, III      Director                                          January 28, 1999
----------------------------------
      William F. Kenny, III

      /s/ Stewart L. Cohen         Director                                          January 28, 1999
----------------------------------
        Stewart L. Cohen

      /s/ Fredric J. Gruder        Director                                          January 28, 1999
----------------------------------
        Fredric J. Gruder


     Item 7. Financial Statements.

                            Harvey Electronics, Inc.

                          Index to Financial Statements



Report of Independent Auditors.....................................................................    F-2

Balance Sheet--October 31, 1998....................................................................    F-3

Statements of Operations--Fifty-Two Weeks ended October 31,
   1998 and Fifty-Three Weeks Ended November 1, 1997...............................................    F-4

Statements of Shareholders' Equity--Fifty-Two Weeks ended October 31,
   1998 and Fifty-Three Weeks Ended November 1, 1997...............................................    F-5

Statements of Cash Flows--Fifty-Two Weeks ended October 31,
   1998 and Fifty-Three Weeks Ended November 1, 1997 ..............................................    F-6

Notes to Financial Statements......................................................................    F-7


                         Report of Independent Auditors

     Shareholders and Board of Directors

     Harvey Electronics, Inc.

     We have audited the accompanying balance sheet of Harvey Electronics, Inc. as of October 31, 1998 and the related statements of operations, shareholders' equity, and cash flows for the fifty-two weeks ended October 31, 1998 and the fifty-three weeks ended November 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvey Electronics, Inc. at October 31, 1998, and the results of its operations and its cash flows for the fifty-two weeks ended October 31, 1998 and the fifty-three weeks ended November 1, 1997, in conformity with generally accepted accounting principles.

                                        /s/ Ernst & Young LLP
                                        -------------------------------
                                        Ernst & Young LLP




Melville, NY
January 7, 1999

                            Harvey Electronics, Inc.

                                  Balance Sheet

                                October 31, 1998

Assets
Current assets:
   Cash and cash equivalents                                                                   $    221,444
   Accounts receivable, less allowance of $25,000                                                   365,635
   Note receivable                                                                                   73,321
   Inventories                                                                                    4,014,936
   Prepaid expenses and other current assets                                                        278,270
                                                                                            -------------------
Total current assets                                                                              4,953,606

Property and equipment:
   Leasehold improvements                                                                           973,162
   Furniture, fixtures and equipment                                                                842,375
                                                                                            -------------------
                                                                                                  1,815,537
   Less accumulated depreciation and amortization                                                   408,711
                                                                                            -------------------
                                                                                                  1,406,826
Equipment under capital leases                                                                       10,599
Cost in excess of net assets acquired, less accumulated amortization of $1,000                      149,000
Reorganization value in excess of amounts allocable to identifiable
   assets, less accumulated amortization of $132,023                                              1,516,440
Other assets, less accumulated amortization of $155,390                                             352,788
                                                                                            ===================
Total assets                                                                                   $  8,389,259
                                                                                            ===================

Liabilities and shareholders' equity Current liabilities:
   Trade accounts payable                                                                      $  1,577,126
   Accrued expenses and other current liabilities                                                   931,211
   Income taxes                                                                                      24,900
   Cumulative Preferred Stock dividends payable                                                      61,925
   Current portion of capital lease obligations                                                       3,352
                                                                                            -------------------
Total current liabilities                                                                         2,598,514

Long-term liabilities:
   Cumulative Preferred Stock dividends payable                                                      61,556
   Other liabilities                                                                                198,922
   Capital lease obligations                                                                          5,710
Commitments and contingencies

Shareholders' equity:
   8-1/2% Cumulative  Convertible  Preferred  Stock, par value $1,000 per share;
     authorized  10,000  shares;   issued  875  shares  (aggregate   liquidation
     preference--$875,000) 402,037
   Common Stock, par value $.01 per share; authorized 10,000,000 shares;
     issued 3,282,833 shares                                                                         32,828
   Additional paid-in capital                                                                     7,481,667
   Accumulated deficit                                                                           (2,391,975)
                                                                                            -------------------
Total shareholders' equity                                                                        5,524,557
                                                                                            ===================
Total liabilities and shareholders' equity                                                     $  8,389,259
                                                                                            ===================

See notes to financial statements.

                            Harvey Electronics, Inc.

                            Statements of Operations



                                                                        Fifty-Two         Fifty-Three Weeks
                                                                   Weeks Ended October    Ended November 1,
                                                                           31,                  1997
                                                                          1998
                                                                  ---------------------- --------------------


Net sales                                                            $  17,262,082          $  15,398,290
Interest and other income                                                   70,364                 72,652
                                                                  ---------------------- --------------------
                                                                        17,332,446             15,470,942
                                                                  ---------------------- --------------------

Cost of sales                                                           10,646,491              9,764,755
Selling, general and administrative expenses                             6,756,254              6,706,180
Stock compensation expense (Note 4)                                        297,500                      -
Financial advisory and  consulting fee to Underwriter (Note 4)             123,660                      -
Costs associated with lease transaction (Note 10)                          113,782                      -
Interest expense                                                           223,630                325,219
                                                                  ---------------------- --------------------
                                                                        18,161,317             16,796,154
                                                                  ---------------------- --------------------
Net loss                                                                  (828,871)            (1,325,212)

Preferred Stock dividend requirement                                       (83,376)               (70,479)
Accretion of Preferred Stock                                                (6,000)               (78,037)
                                                                  ---------------------- --------------------
Net loss attributable to Common Stock                                $    (918,247)            (1,473,728)
                                                                  ====================== ====================
Basic and diluted net loss per common share                                  $(.32)                 $(.65)
                                                                  ====================== ====================
Basic and diluted weighted average shares outstanding
   during the year
                                                                         2,844,751              2,257,833
                                                                  ====================== ====================


See notes to financial statements.

                            Harvey Electronics, Inc.

                       Statements of Shareholders' Equity

                                                                                 Additional                              Total
                                               Preferred Stock    Common Stock    Paid-in     Deferred    Accumulated Shareholders'
                                               Shares    Amount Shares    Amount  Capital   Compensation    Deficit       Equity
------------------------------------------------ ------------- ------------- ------------- ------------- --------------- ---------

Balance at October 26, 1996                     -        -     2,257,833 $ 22,578 $3,067,799  $   -      $     -        $ 3,090,377
Net loss for the year                           -        -       -          -        -            -       (1,325,212)    (1,325,212)
Cumulative dividends on Preferred Stock         -        -       -          -        -            -          (70,479)       (70,479)
Accretion of Preferred Stock                    -        -       -          -        -            -          (78,037)       (78,037)
                                             -------   ------  --------- -------- ---------- --------     ----------- --------------
Balance at November 1, 1997                     -        -     2,257,833   22,578  3,067,799      -       (1,473,728)     1,616,649

Net loss for the year                           -        -       -          -        -            -         (828,871)      (828,871)
Transfer of Common Stock from HAC to
   employees, directors and a member of HAC     -        -       -          -        297,500  (297,500)         -              -
Accretion of Preferred Stock                    -        -       -          -        -            -           (6,000)        (6,000)
Reclassify Preferred Stock to shareholders'
   equity upon removal of redemption feature    875  $ 402,037   -          -        -            -             -           402,037
Cumulative dividends on Preferred Stock         -        -       -          -        -            -          (83,376)       (83,376)
Deferred compensation earned                    -        -       -          -        -         297,500          -           297,500
Record value of Common Stock Warrants granted   -        -       -          -         30,000      -             -            30,000
Proceeds from public offering of common stock   -        -     1,025,000   10,250  5,114,750      -             -         5,125,000
Proceeds from issuance of 2,104,500 common
   stock warrants in public offering            -        -       -          -        210,450      -             -           210,450
Expenses of public offering of common stock
   and warrants                                  -        -      -          -     (1,238,832)     -             -        (1,238,832)
                                             =======  ======= =========  ========= ==========  =========   ==========    ===========
Balance at October 31, 1998                    875  $ 402,037 3,282,833 $ 32,828 $ 7,481,667      -      $ (2,391,975)   $ 5,524,557
                                             =======  ======= =========  ========= ==========  =========   ==========    ===========


See notes to financial statements.

                            Harvey Electronics, Inc.

                            Statements of Cash Flows

                                                                               Fifty-Two           Fifty-Three
                                                                              Weeks Ended          Weeks Ended
                                                                              October 31,          November 1,
                                                                                 1998                 1997

                                                                          -------------------- --------------------

Operating activities
Net loss                                                                     $    (828,871)       $  (1,325,212)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Stock compensation expense                                                    297,500                    -
     Depreciation and amortization                                                 412,401              371,434
     Provision (credit) for losses on accounts receivable                            5,000               (5,000)
     Warranty reserve credit                                                        (6,000)                   -
     Write-off of other assets                                                           -               32,164
     Straight-line impact of rent escalations                                       47,511               61,055
     Miscellaneous                                                                   6,508              (10,000)
Changes in operating assets and liabilities:
   Accounts receivable                                                             (98,199)              38,360
   Note receivable                                                                 (73,321)                   -
   Inventories                                                                    (451,158)            (550,940)
   Prepaid expenses and other current assets                                      (168,614)             143,795
   Trade accounts payable                                                         (139,629)             390,937
   Accrued expenses, other current liabilities and income taxes                   (231,707)             303,407
                                                                          -------------------- --------------------
Net cash used in operating activities                                           (1,228,579)            (550,000)
Investing activities:
Redemption of certificate of deposit                                               200,000                    -
Net book value of deletions                                                              -               37,254
Amount due under lease surrender agreement                                         (70,236)                   -
Purchases of property and equipment                                               (382,019)            (629,618)
Acquisition of business                                                           (200,000)                   -
Purchase of other assets                                                           (52,065)             (70,879)
                                                                          -------------------- --------------------
Net cash used in investing activities                                             (504,320)            (663,243)
                                                                          -------------------- --------------------
Financing activities:
Proceeds from public offering of common stock and warrants                       5,335,450                    -
Public offering costs                                                           (1,112,167)            (126,665)
Proceeds from new revolving credit facility                                      2,262,306                    -
Temporary repayment of new revolving credit facility from
   proceeds of offering                                                         (2,262,306)                   -
Costs relating to refinancing                                                      (82,177)             (67,532)
(Repayment) proceeds from note payable                                            (350,000)             350,000
Debtor-in-possession financing                                                           -              605,000
Payments relating to Chapter 11 reorganization                                           -             (456,913)
Net (payments) proceeds from old revolving line of credit facility              (1,777,851)             999,634
Preferred Stock dividends paid                                                     (36,882)                   -
Principal payments on capital lease obligations                                    (32,063)             (83,627)
                                                                          -------------------- --------------------
Net cash provided by financing activities                                        1,944,310            1,219,897
                                                                          -------------------- --------------------
Increase in cash and cash equivalents                                              211,411                6,654
Cash and cash equivalents at beginning of year                                      10,033                3,379
                                                                          ==================== ====================
Cash and cash equivalents at end of year                                     $     221,444        $      10,033
                                                                          ==================== ====================
Supplement cash flow information:
Interest paid                                                                $     288,000        $     282,000
                                                                          ==================== ====================
Taxes paid                                                                   $      15,000        $           -
                                                                          ==================== ====================


See notes to financial statements.

                            Harvey Electronics, Inc.

                          Notes to Financial Statements

                                October 31, 1998


     1. Business Description and Summary of Significant Accounting Policies

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

     Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company adopted effective in Fiscal 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Operating losses subsequent to the Company's emergence from Chapter 11 indicate that the reorganization value in excess of amounts allocable to identifiable assets might be impaired. However, the Company's estimate of undiscounted cash flows indicate that such carrying amounts are expected to be recovered.

     Stock Based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the

                            Harvey Electronics, Inc.

                    Notes to Financial Statements (continued)




     1. Business Description and Summary of Significant Accounting Policies (continued)

vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, as the Company has elected to do, but are required to disclose in the financial statement footnotes, pro-forma net income and per share amounts as if the Company had applied the new method of accounting for all grants made since 1996. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has adopted the disclosure requirements of SFAS No. 123 (see Note 6).

     Segment Disclosures

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual Financial Statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 31, 1997, and therefore, the Company will adopt the new requirements in Fiscal 1999. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant impact on the Company.

     Inventories

     Inventories are stated at the lower of cost (average-cost method, which approximates the first-in, first-out method) or market.

     1. Business Description and Summary of Significant Accounting Policies (continued)

     Depreciation and Amortization

     Property and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, including equipment acquired under capital leases, is provided for by the straight-line method over the estimated useful lives of the related equipment, ranging from three to ten years. Leasehold improvements are amortized over the lease term or estimated useful life of the improvements, whichever is shorter.

     Income Taxes

     The financial statements have been prepared in conformity with SFAS No. 109, "Accounting for Income Taxes." This statement requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (see Note 6).

     Loss Per Share

     In 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and conform to the SFAS No. 128 requirements.

     1. Business Description and Summary of Significant Accounting Policies (continued)

     The basic loss per common share for the fifty-two weeks ended October 31, 1998 and the fifty-three weeks ended November 1, 1997 was computed based on the weighted average number of common shares outstanding. Common equivalent shares of approximately 131,250, relating to the conversion of Preferred Stock, for fiscal 1998 and 1997, were not considered since their inclusion would have been antidilutive.

     Statement of Cash Flows

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Fair Value of Financial Instruments

     The  book  values  of  cash  and  cash  equivalents,   accounts  and  notes
receivable, accounts payable and accrued liabilities approximate their fair values principally because of the short term nature of these items.

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

     Advertising Expense

     Advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the fifty-two weeks ended October 31, 1998 and the fifty-three weeks ended November 1, 1997 was approximately $233,000 and $401,000, respectively. Prepaid advertising for print advertisements not run at October 31, 1998 and November 1, 1997 was approximately $75,000 and $15,000, respectively.

     2. Plan of Reorganization and Fresh Start Reporting

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

     Prior to the Reorganization Date, all of the Company's old shares of common and preferred stock were canceled. The Company simultaneously amended its Certificate of Incorporation and is authorized to issue 10,010,000 shares consisting of 10,000 shares of 8.5% Cumulative Convertible Preferred Stock (see
Note 5) with a par value of $1,000 per share (the "Preferred Stock") and 10,000,000 shares of Common Stock with a par value of $.01 per share (the "Common Stock").

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

     b. Issuance of Preferred Stock (see Note 5)

     Prior to the Reorganization Date, 875 shares of the Company's Preferred Stock were issued to the Company's pre-reorganization subordinated secured debt holders in exchange for $875,000 of such debt. The reorganization carrying value of the Preferred Stock has been estimated to be $318,000 based on a sale of such security, independent of the Company, for 36% of stated value.

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

     f. Stock Option Plan

     The Company's Board of Directors approved the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan"). The Stock Option Plan provides for the granting of options to purchase up to 1,000,000 shares of common stock of the Company (see Note 5). The Stock Option Plan was approved by the shareholders in fiscal 1998.

     g. Prepetition Liabilities Subject to Compromise

     Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the Code were stayed while the Company continued its operations as a debtor-in-possession.

     Liabilities subject to compromise immediately preceding the Reorganization Plan ($4,782,000), were satisfied with the issuance of common stock as noted above and the related forgiveness of debt was recorded as an extraordinary gain in the 1996 fiscal period.

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

     Fresh Start Reporting has resulted in changes to the balance sheet, including valuation of assets and liabilities at fair market value, elimination of the accumulated deficit through October 26, 1996 and valuation of equity based on the reorganization value of the ongoing business.

     The reorganization value of the Company was determined based on the consideration received from HAC to obtain its ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock (see Note 5). Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity, as authorized by the Court, for an approved finders fee. The excess of the reorganization value over the fair value of net assets and liabilities ($1,516,440 at October 31, 1998) is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and is being amortized over a twenty-five year period. Amortization expense of approximately $66,000 was recorded for fiscal years 1998 and 1997.

     3. Revolving Lines of Credit Facilities

     On November 5, 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. Proceeds from Paragon were used to pay down and cancel the existing credit facility with Congress Financial Corporation ("Congress"), reduce trade payables and pay related costs of the refinancing. The interest rate on borrowings up to $2,500,000 is 1% over the prime rate

     (8% at October 31, 1998). The rate charged on outstanding balances over $2,500,000 is 1.75% above the prime rate. A commitment fee of $49,500 (being amortized over three years) was paid by the Company at closing and a facility fee of three-quarters of one percent (.75%) of the maximum credit line will be charged each year. Monthly maintenance charges and an early termination fee also exist under the line of credit.

     Paragon also received a warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and expires April 3, 2001. The Company is amortizing the value of the warrants over a three-year period, based upon the estimated fair value of such warrant of approximately $24,000.

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

     The Paragon credit facility replaced the Company's previously existing $3,000,000 revolving line of credit with Congress. The Congress line of credit required a $200,000 certificate of deposit as security during the term of the line of credit; such certificate of deposit was released upon termination of the line of credit and redeemed by the Company.

     Subsequent to the Reorganization Date, an individual who is a member of HAC and holder of Preferred Stock, issued to the Company a $350,000 term loan, to be used for working capital purposes. This term loan with interest of approximately $48,000 was repaid in April 1998, with the proceeds of the public offering (see
Note 4). Interest expense relating to such term loan was approximately $20,000 and $28,000 for fiscal years 1998 and 1997, respectively.

     4. Sale of Common Stock and Warrants in Public Offering

     On April 7, 1998, the Company completed an issuance of its common stock and common stock warrants in a public offering (the "Offering"). The Offering was co-managed by The Thornwater Company, L.P. (the "Underwriter") which sold 1,200,000 shares of the Company's common stock, of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by HAC, and 2,104,500 of

Warrants ("Warrants") to acquire additional shares of the Company's common stock. The net proceeds from the Offering, which approximated $4.1 million, were used to temporarily repay amounts borrowed under the Paragon credit facility ($2,262,306) and to retire the principal ($350,000) and interest ($47,627) of a term loan, with the balance of the proceeds to be used for retail store expansion and general working capital purposes.

     Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price for a period of three years commencing March 31, 2000, two years from the effective date of the Offering. The Warrants also are redeemable (at a prescribed price) at the Company's option, beginning March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share.

     At closing, the Company paid the Underwriter $123,660, representing the prepayment of a three-year financial advisory and consulting agreement which was to be amortized over the life of the agreement. As of October 31, 1998, this financial advisory and consulting agreement was mutually terminated. Additionally, the Underwriter agreed to modify the lock-up arrangement with respect to shares owned by the Company's majority shareholder, HAC, and members of management. The termination of the lock-up has been accelerated to January 1, 1999. As a result, the Company in the fourth quarter of fiscal 1998, accelerated the amortization of the prepaid three-year financial advisory and consulting fee paid to the Underwriter and recorded a charge to operations of $123,660 for fiscal 1998, of which approximately $110,000 was charged in the fourth quarter of fiscal 1998.

     In November 1997, HAC transferred 85,000 shares of common stock to certain employees and directors of the Company and an individual who is a preferred shareholder and a member of HAC. Such transfer has been accounted for as if such shares were issued by the Company as compensation to such persons. The Company recorded deferred stock compensation expense equal to the fair market value of the shares ($297,500) which was to be amortized over a two-year forfeiture period. However, in October 1998, HAC removed the two-year forfeiture provision and the Company accelerated the amortization of the deferred compensation expense. As a result, $297,500 of stock compensation expense was charged to operations during fiscal 1998, of which $209,500 was charged in the fourth quarter of fiscal 1998.

     5. Stock Based Compensation Plan and Preferred Stock

     Stock Option Plan

     In  conjunction  with  the  Reorganization  Plan,  the  Company's  Board of
Directors and shareholders approved the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan") in fiscal 1998. The Stock Option Plan provides for the granting of up to 1,000,000 shares of incentive and non-qualified common stock options and stock appreciation rights to directors, officers and employees. All options are exercisable at times as determined by the Board of Directors not to exceed ten years from the date of grant. The Company's previous stock option plan was canceled in connection with the Reorganization Plan. On December 5, 1997, the Company's Compensation and Stock Option Committee of the Board of Directors ("Compensation Committee") approved a grant, as of the effective date of the Offering, of 70,000 incentive stock options to certain employees to purchase the Company's common stock originally exercisable at various exercise prices between $5.00-$6.00, over a three-year vesting period from the effective date. On October 28, 1998, the Company's Compensation Committee reissued the 70,000 incentive stock options with an exercise price of $3.00 for officers and middle management, and $2.00 for other employees. Such options remain exercisable over a three-year vesting period (33-1/3% per year). Simultaneously, the Compensation Committee granted 75,000 incentive stock options to certain employees and directors, with an exercise price of $1.00. These options are also exercisable over a three-year vesting period (33-1/3% per year), except for Messrs. Cohen, Kenny and Gruder, whose options vest as follows: (i) 50% immediately; (ii) 25% on October 28, 1999; and (iii) 25% on October 28, 2000.

     In fiscal 1998, the Company reserved 145,000 shares of common stock for issuance in connection with stock options. The weighted average remaining contractual life of the options outstanding is three years. The following table summarizes activity in stock options during fiscal 1998:


                                                                                              Weighted
                                          Shares            Shares Under Option                Average
                                                      ---------------------------------
                                      Available for    Option Price       Number of        Exercise Price
                                         Granting        per Share         Shares
                                      --------------- ---------------- ---------------- -- ----------------

    Balance at November 1, 1997              -                                 -
         1998 stock option grant          145,000                                 -
         Granted--December 5, 1998        (70,000)       $2.00-$3.00         70,000              $2.86
         Forfeited                         3,200           $2.00            (3,200)             $2.00
         Granted--October 28, 1998        (75,000)          $1.00            75,000              $1.00
                                      ===============                  ================
      Balance at October 31, 1998          3,200                           141,800              $1.89
                                      ===============                  ================


     Of the options outstanding at October 31, 1998, a total of 15,000 were exercisable. The weighted average fair value of options granted during the fiscal year ended October 31, 1998 was $1.61.

     Exercise prices for options outstanding as of October 31, 1998 are as follows:

  Number of Options
 Outstanding at Year                 Options Exercisable
         End                           at End of Year                    Range of Exercise
                                      Price
-----------------------             ----------------------             ----------------------

         75,000                            15,000                              $1.00
          6,800                                 -                              $2.00
         60,000                                 -                              $3.00
=======================             ======================             ======================
        141,800                            15,000                         $1.00-$3.00
=======================             ======================             ======================


     The alternative fair value accounting provided for under SFAS No. 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's Stock Options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

     Pro forma information regarding net loss and net loss per share (basic and diluted) is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted under the fair value of that statement.

     The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following assumptions for the fiscal year ended October 31, 1998: risk-free interest rate of 6.5%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 1.489; and a weighted average expected life of the options of 3.0 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for fiscal year 1998 is as follows (pro forma information for fiscal 1997 is not required as no stock options were granted or outstanding):

Pro forma net loss                                            $   (880,000)
                                                           ------------------
Pro forma net loss attributable to common stock               $   (969,000)
                                                           ------------------
Pro forma basic and diluted loss per share                    $       (.34)
                                                           ==================

8.5% Cumulative Convertible Preferred Stock

     The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors in whole or in part at face value plus any accrued dividends. The carrying value of the Preferred Stock was estimated to be $402,037 at October 31, 1998.

     In the event of liquidation of the Company, the holders of the Preferred Stock shall receive preferential rights and shall be entitled to receive a aggregate liquidation preference of $875,000 plus any outstanding dividends, prior to any distributions to common shareholders. The holders of the Preferred Stock shall receive a semiannual 8.5% cumulative dividend ($85 per share annually), payable on the last business day in June and December. The Company may and has elected to defer only the first year's dividend at a preference rate of $105 per share annually. This amount, plus interest at 8.5% per annum, will be payable in three equal annual installments from December 31, 1998 through 2000.

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

     The Preferred Stock also contained a redemption feature whereby each share would be redeemed on December 31, 2000. In December 1997, the redemption feature was eliminated and the holders of the Preferred Stock received 36,458 Warrants to purchase shares of common stock (valued at approximately $6,000) with terms equivalent to the Warrants granted during the Offering (see Note 4). The balance sheet at October 31, 1998 has been presented to reflect the Preferred Stock as part of shareholders' equity, as a result of the eliminated redemption feature.

     Cumulative Preferred Stock dividends payable of $123,481 are outstanding and classified between current ($61,925), and long-term ($61,556) liabilities at October 31, 1998. Such dividends, along with the accretion on the redeemable Preferred Stock ($6,000), were recorded as a reduction of retained earnings at October 31, 1998.

     6. Income Taxes

     At October 31, 1998, the Company has available net operating loss carryforwards of approximately $2,900,000 which expire in various years through fiscal 2013. Of this amount, approximately $2,250,000 relates to pre-reorganization net operating loss carryforwards. As a result of the Company's Reorganization Plan and significant ownership change, under Section 382 of the IRS Code, it is estimated that the pre-reorganization net operating loss carryforward and other pre-reorganization tax attributes will be limited to approximately $150,000 per year over the next fifteen years.

     At October 31, 1998 and November 1, 1997, the Company had net deferred tax assets of approximately $1,400,000 and $1,207,000, respectively, arising primarily from the future availability of the above tax attributes. Such amount has been offset in full by a valuation allowance.

     Future benefits realized, if any, from pre-reorganization net operating loss carryforwards would first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter be reported as a direct addition to paid in capital.

     7. Pension and Profit Sharing Plan

     The Harvey Group Inc. Savings and Investment Plan (the "Plan") includes profit sharing, defined contribution and 401(k) provisions and is available to all eligible employees of the Company. There were no contributions to the Plan for the fifty-two weeks ended October 31, 1998 and the fifty-three weeks ended November 1, 1997. Effective January 1, 1995, the Company's Board of Directors temporarily elected to eliminate the employer 401(k) match on employee contributions. Subsequent to the Effective Date of the offering, the Plan's name was amended and changed to Harvey Electronics, Inc. Savings and Investment Plan.

     8. Commitments and Contingencies

     Commitments

     The Company's financial statements reflect the accounting for equipment leases as capital leases by recording the asset and the related liability for the lease obligation. No additional capital leases were recorded during fiscal 1998 and approximately $11,000 of such leases were recorded in fiscal 1997. Future minimum rental commitments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at October 31, 1998.


                                                            Operating Leases          Capital
                                                                                      Leases
                                                           -------------------- --------------------


Fiscal 1999                                                  $     1,608,000          $   5,000
Fiscal 2000                                                        1,701,000              4,000
Fiscal 2001                                                        1,471,000              2,000
Fiscal 2002                                                        1,380,000                  -
Fiscal 2003                                                        1,290,000                  -
Thereafter                                                         3,212,000                  -
                                                                                --------------------
                                                           ====================
Total minimum lease payments                                 $    10,662,000             11,000
                                                           ====================
Less amount representing interest                                                         2,000
                                                                                --------------------
Present value of net minimum lease payments                                               9,000
Less current portion                                                                      3,000
                                                                                ====================
                                                                                      $   6,000
                                                                                ====================


     Minimum rental commitments are offset by certain sublease agreements which earn sublease income of approximately $93,000 per annum through fiscal 2001.

     Total rental expense for operating leases was approximately $1,376,000 and $1,517,000, for the fifty-two weeks ended October 31, 1998 and the fifty-three weeks ended November 1, 1997, respectively. Certain leases provide for the payment of insurance, maintenance charges and taxes and contain renewal options.

     The Company is obligated under annual or biannual agreements with certain of its vendors to attain certain minimum levels of inventory purchases, aggregating approximately $900,000 per year over the next two years.

     Contingencies

     The Company is the subject of or a party to certain legal actions which arose in the normal course of business. The outcome of these legal actions, in the opinion of management, will not have a material effect on the Company's financial position or operations.

Included in prepaid and other current assets at October 31, 1998 is a $50,000 certificate of deposit which is held as collateral under an outstanding $50,000 letter of credit.

     9. Other Information

     Accrued Expenses and Other Current Liabilities


                                                               October 31,
                                                                  1998
                                                           --------------------


Payroll and payroll related items                                $192,825
Accrued professional fees                                         149,516
Customer layaways                                                 373,735
Accrued interest                                                   35,133
Sales taxes                                                        93,208
Other                                                              86,794
                                                           ====================
                                                                 $931,211
                                                           ====================

     Other Long-Term Liabilities

                                                               October 31,
                                                                  1998
                                                           --------------------

Straight-line impact of lease escalations                        $183,922
Other                                                              15,000
                                                           ====================
                                                                 $198,922
                                                           ====================

     Note Receivable

     On October 31, 1998, the Company received a promissory note from a previous member of its Underwriter, in lieu of an outstanding trade receivable for $73,321. Payments, including interest at 9% per annum are due to the Company as follows: twelve equal payments of $940 commencing October 31, 1998 through October 31, 1999 and a balloon payment of $68,430, due October 31, 1999. As a result, the monthly amount due to the Company has been presented as a short-term "note receivable" at October 31, 1998.

     Other

     Interest expense relating to the HAC debtor-in-possession financing was approximately $35,000 for the fifty-three weeks ended November 1, 1997. The debtor-in-possession financing amounted to $2,822,000 at the Reorganization date when such financing was converted to 2,000,000 shares of the Company's common stock. Interest expense relating to fiscal 1997 and paid to HAC during fiscal 1998 was approximately $66,000.

     Management fees of $40,000 and $30,000 relating to a Company affiliated with the Company's Chairman, were expensed for the fifty-two and fifty-three weeks ended October 31, 1998 and November 1, 1997, respectively. Approximately $23,000 of management fees and other miscellaneous amounts were payable to this Company at October 31, 1998.

     Beginning April 1, 1998, an annual director's fee of $95,000 will be payable to the Company's Chairman of the Board of Directors. The Chairman received $55,000 during fiscal 1998.

     10. Costs Associated With Lease Transaction

     On June 29, 1998, the Company entered into a lease assumption agreement for approximately 5,000 square feet of retail space in lower Manhattan, purchased existing leasehold improvements for approximately $125,000 and paid a security deposit of approximately $15,000. Such space was to be used to relocate the Company's existing retail store within ABC Carpet and Home, also located in lower Manhattan, as the landlord was initially unwilling to extend the company's existing lease agreement.

     In September 1998, the Company entered into an agreement to extend its existing retail store lease located within ABC Carpet and Home. As a result, the Company entered into a lease surrender agreement to terminate the lease assumption agreement for the replacement retail space with a realty company.

     In conjunction with the lease surrender agreement, the Company will receive payments aggregating $125,000 in three installments as follows: $50,000 payment received in December, 1998; $40,000 payment due December 22, 1999 and a $35,000 payment due December 22, 2000. In addition, the security deposit will be returned to the Company prior to January 31, 1999. The Company recorded the present value ($120,236) of such payments and classified $50,000 in "prepaid expenses and other current assets" and $70,236 in "Other Assets" at October 31, 1998. In the fourth quarter of fiscal 1998, the Company recorded all related lease payments, real estate commissions, legal fees and the discount on the present value of the lease surrender agreement payments, aggregating $113,782 to "Costs Associated with Lease Transaction."

     11. Retail Store Acquisition and Expansion

     On July 2, 1998, as a part of its expansion plan, the Company entered into a definitive contract with Sound Mill, Inc. and its subsidiary, Loriel Custom Audio Video Corporation (the "Sound Mill"), a retailer and custom installer of specialty high-end audio/video products for twenty-nine years with one store located in Mt. Kisco, in Northern Westchester County, New York, to acquire certain assets and business of the Sound Mill for a purchase price of $200,000 (as adjusted) in cash. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based upon the fair values on the date of acquisition as follows: $50,000 for leasehold improvements, equipment, vehicles and tools and $150,000 for cost in excess of net assets acquired which is being amortized over a twenty-five-year period. The Company also signed a ten-year lease with a five-year renewal option for the 3,100 square foot retail store operated by the Sound Mill. This property is owned by the former principals of the Sound Mill. The results of operations for the Sound Mill was included in the Company's operations from the date of acquisition and was not considered material during fiscal 1998 as the Company renovated the store for a November 1998 grand re-opening. Had the acquisition been made during fiscal 1997, unaudited pro forma sales, net loss and basic and diluted loss per share would not have been considered material for the fifty-three weeks ended November 1, 1997.

     On August 11, 1998, the Company signed a ten-year lease with a five-year renewal option for its new 4,600 square foot retail showroom in Greenvale, on the north shore of Long Island, New York. This new retail store opened in November 1998 and was not included in the Company's results of operations during fiscal 1998.

     12. Subsequent Event

     Bang & Olufsen products have been sold by the Company since 1980, and the line represented approximately $1,176,000, or 6.8% of the Company's net sales for the fifty-two week period ended October 31, 1998. Bang & Olufsen has decided that it will now focus on developing Bang & Olufsen licensed stores ("Branded Stores") throughout the world. Bang & Olufsen has, accordingly, canceled its dealer agreement with the Company and all other retailers effective May 31, 1999. After this date, Bang & Olufsen products will be available only in Branded Stores.

     As a result, the Company received a commitment from Bang & Olufsen allowing the Company to open Branded Stores in Manhattan, Long Island and Connecticut. Pursuant to this commitment, the Company must complete construction of these locations at various dates through November 1999. Bang & Olufsen has authorized the Company to open up to five Branded Stores.

     On January 7, 1999, as part of its expansion plan in the New York region, the Company signed a lease and a related Prime Site Marketing Agreement to open a new 1,500 square foot Bang & Olufsen branded store in Union Square area, in lower Manhattan. The Company plans to open this new store prior to May 1, 1999, which will be the Company's seventh, and will be the third opened within the twelve months of its successful public offering completed in April 1998.