Form 10QSB
period 1999-01-30
HARVEY ELECTRONICS INC
filed 1999-03-03
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 30, 1999

         [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ___________ to ____________

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

                                  201-842-0078
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of March 2, 1999, 3,282,833 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            Harvey Electronics, Inc.

                                   FORM 10-QSB

                                      INDEX


PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page no.

              Statements of Operations (Unaudited) - Thirteen weeks ended
                January 30, 1999 and January 31, 1998 ...................................                 3

              Balance Sheets - January 30, 1999 (Unaudited) and October 31, 1998 ........                 4

              Statement of Shareholders' Equity (Unaudited) - Thirteen weeks
                ended January 30, 1999 ..................................................                 6

              Statements of Cash Flows (Unaudited) - Thirteen weeks ended
                January 30, 1999 and January 31, 1998 ...................................                 7

              Notes to Financial Statements (Unaudited) .................................                 8

Item 2.       Management's Discussion and Analysis or Plan of Operation .................                12


PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K ..........................................                19

Signatures ..............................................................................                19


Part I Financial Information
Item I. Financial Statements

                            Harvey Electronics, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                 Thirteen Weeks                   Thirteen Weeks
                                                                     Ended                             Ended
                                                                  January 30,                        January 31,
                                                                      1999                              1998
                                                                 ----------------------------------------------------------

Revenues
Net sales                                                         $6,408,484                       $4,869,816
Interest and other income                                             21,297                           15,542
                                                                 ----------------------------------------------------------
                                                                   6,429,781                        4,885,358
                                                                 ----------------------------------------------------------

Cost and expenses
Cost of sales                                                     3,876,170                         2,996,320
Selling, general and administrative expenses                      2,158,941                         1,667,521
Interest expense                                                     24,000                            91,300
                                                                 ----------------------------------------------------------
                                                                 ----------------------------------------------------------
                                                                  6,059,111                         4,755,141
                                                                 ----------------------------------------------------------
                                                                 ----------------------------------------------------------
Income before income tax equivalent provision                       370,670                           130,217
Income tax equivalent provision                                      40,000                               -
                                                                 ----------------------------------------------------------
                                                                 ----------------------------------------------------------
Net income                                                          330,670                          130,217

Preferred Stock dividend requirement                                (18,594)                         (18,500)
Accretion of Preferred Stock                                           -                              (6,000)
                                                                 ----------------------------------------------------------
Net income attributable to common stock                            $312,076                         $105,717
                                                                 ==========================================================
                                                                 ==========================================================


Basic and diluted earnings per share                             $      .10                     $       .05
                                                                 ==========================================================
                                                                 ==========================================================

Basic and diluted weighted average shares outstanding during
   the period                                                     3,282,833                       2,257,833
                                                                 ==========================================================
                                                                 ==========================================================
Dividends per common share                                           NONE                            NONE


See accompanying notes.

                            Harvey Electronics, Inc.
                                 Balance Sheets


                                                                               January 30,            October 31,
                                                                                  1999                    1998
                                                                               (Unaudited)                (1)
                                                                              -------------          ------------

Assets
Current assets:
     Cash and cash equivalents                                              $     122,795         $     221,444
     Accounts receivables, less allowance of $25,000                              452,124               365,635
     Note receivable                                                               71,878                73,321
     Inventories                                                                4,232,440             4,014,936
     Prepaid expenses and other current assets                                    282,893               278,270
                                                                        -----------------------------------------------
                                                                        -----------------------------------------------
Total current assets                                                            5,162,130             4,953,606

Property and equipment:
     Leasehold improvements                                                     1,144,969               973,162
     Furniture, fixtures & equipment                                              958,028               842,375
                                                                        -----------------------------------------------
                                                                        -----------------------------------------------
                                                                                2,102,997             1,815,537

     Less accumulated depreciation & amortization                                 480,952               408,711
                                                                        -----------------------------------------------
                                                                        -----------------------------------------------
                                                                                1,622,045             1,406,826

Equipment under capital leases, net                                                40,134                10,599
Cost in excess of net assets acquired, less accumulated
     amortization of $2,500 - 1999 and $1,000 - 1998                              147,500               149,000
Reorganization value in excess of amounts allocable to
     identifiable assets, less accumulated amortization of
     $150,023 - 1999 and $132,023 - 1998                                        1,458,440             1,516,440
Other assets, less accumulated amortization of $174,890 -
      1999 and $155,390 - 1998                                                    354,548               352,788
                                                                        -----------------------------------------------
Total assets                                                                   $8,784,797         $   8,389,259
                                                                        ===============================================


     (1) The balance sheet as of October 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                            Harvey Electronics, Inc.
                           Balance Sheets (continued)


                                                                              January 30,             October 31,
                                                                                 1999                     1998
                                                                              (Unaudited)                 (1)
                                                                              -----------             -----------

Liabilities and shareholders' equity Current liabilities:
     Trade accounts payable                                                 $   1,611,187          $   1,577,126
     Accrued expenses and other current liabilities                               825,092                931,211
     Income taxes                                                                  14,119                 24,900
     Cumulative preferred stock dividends payable                                  80,519                 61,925
     Current portion of long-term liabilities                                     112,533                      -
     Current portion of capital lease obligations                                  37,336                  3,352
                                                                        ---------------------------------------------
                                                                        ---------------------------------------------
Total current liabilities                                                       2,680,786              2,598,514

Long-term liabilities:
     Cumulative preferred stock dividends payable                                  61,556                 61,556
     Other liabilities                                                            200,972                198,922
     Capital lease obligations                                                      4,850                  5,710
                                                                        ---------------------------------------------
                                                                                  267,378                266,188
Commitments and contingencies
Shareholders' equity:
 8 1/2%  Cumulative  Convertible  Preferred  Stock,  par
   value $1,000 per share; authorized 10,000 shares; issued
   875 shares (aggregate liquidation preference - $875,000)                       402,037                402,037

Common stock, par value $.01 per share; authorized
   10,000,000 shares; issued 3,282,833 - 1999 and                                  32,828                 32,828
          3,282,833 - 1998
 Additional paid-in capital                                                     7,481,667              7,481,667
 Accumulated deficit                                                           (2,079,899)            (2,391,975)
                                                                        ---------------------------------------------
Total shareholders' equity                                                      5,836,633              5,524,557
                                                                        ---------------------------------------------
                                                                        =============================================
Total liabilities and shareholders' equity                                     $8,784,797          $   8,389,259
                                                                        =============================================


     (1) The balance sheet as of October 31, 1998 has been derived from the audited financial statements at that date.

     See accompanying notes.

                            Harvey Electronics, Inc.
                       Statement of Shareholders' Equity
                                  (Unaudited)


                                                                                     Additional                        Total
                              Preferred          Stock        Common       Stock      Paid-in        Accumulated   Shareholders'
                                Shares           Amount       Shares       Amount     Capital          Deficit       Equity
                             -----------        -------      --------      ------    ----------      -----------   ------------

Balance at October 31,1998       875           $402,037     3,282,833     $32,828    $7,481,667     $(2,391,975)    $5,524,557

Net income for the thirteen
  weeks ended January 30, 1999    -               -             -            -           -              330,670        330,670

Cumulative dividends on
 Preferred Stock                  -               -             -            -           -              (18,594)       (18,594)
                              ---------     ------------   -----------   ---------  ------------   -------------  -------------

Balance at January 30, 1999      875           $402,037     3,282,833     $32,828    $7,481,557     $(2,079,899)    $5,836,633


See accompanying notes.

                            Harvey Electronics, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Thirteen Weeks            Thirteen Weeks
                                                                              Ended                      Ended
                                                                         January 30, 1999          January 31, 1998
                                                                    -----------------------------------------------------
Operating activities
Net income                                                             $    330,670            $       130,217
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
         Depreciation and amortization                                      115,801                    108,011
         Income tax equivalent provision                                     40,000                       -
         Deferred compensation                                                  -                       22,000
         Straight-line impact of rent escalations                             2,288                     10,442
  Changes in operating assets and liabilities:
         Accounts receivable                                                (86,489)                  (136,062)
         Note receivable                                                      1,443                       -
         Inventories                                                       (217,504)                    35,053
         Prepaid expenses and other current assets                          107,910                     34,981
         Accounts payable                                                    34,061                   (168,868)
         Accrued expenses, other current liabilities and
                income taxes                                               (117,138)                  (214,989)
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------
Net cash provided by (used in) operating activities                         211,042                   (179,215)
                                                                    -----------------------------------------------------

Investing activities
Certific  Certificate of deposit                                                -                      200,000
Purchases of property and equipment                                        (287,460)                   (14,471)
Increase in other assets                                                    (21,260)                    (2,500)
                                                                    -----------------------------------------------------
Net cash (used in) provided by investing activities                        (308,720)                   183,029
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

Financing activities
Costs of new line of credit facility                                            -                     (82,178)
Public offering costs                                                           -                     (85,538)
Net (repayments) borrowings of old revolving line of credit facility
                                                                                -                  (1,777,851)
Net proceeds from new revolving line of credit facility                         -                   2,005,538
Principal payments on capital lease obligations                                (971)                  (10,076)
                                                                    -----------------------------------------------------
Net cash (used in) provided by financing activities                            (971)                   49,895
                                                                    -----------------------------------------------------
(Decrease) increase in cash and cash equivalents                            (98,649)                   53,709
Cash and cash equivalents at beginning of period                            221,444                    10,033
                                                                    -----------------------------------------------------
Cash and cash equivalents at end of period                             $    122,795               $    63,742
                                                                    =====================================================
     Taxes paid                                                             $11,000                       -
     Interest Paid                                                          $50,000                  $112,000


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

     Operating results for the thirteen week period ended January 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

     The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimations and assumptions.

     Description of Business

     The Company is a specialty retailer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Revenue from retail sales is recognized at the time goods are delivered to the consumer or, for certain installation services, when such services are performed and accepted by the customer.

     2. Retail Store Openings

     On July 2, 1998, as a part of its expansion plan, the Company acquired certain assets and business of the Sound Mill, Inc. and its subsidiary, Loriel Custom Audio/Video Corporation (the "Sound Mill"), a retailer and custom installer of specialty high-end audio/video products for twenty-nine years with one store located in Mt. Kisco, in Northern Westchester County, New York, for a purchase price of $200,000 (as adjusted) in cash. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based upon the fair values on the date of acquisition as follows: $50,000 for leasehold improvements, equipment, vehicles and tools and $150,000 for cost in excess of net assets acquired which is being amortized over a twenty-five-year period. The Company also signed a ten-year lease with a five-year renewal option for the 3,100 square foot retail store operated by the Sound Mill. This property is owned by the former principals of the Sound Mill. The store was renovated for a November, 1998 grand re-opening. Accordingly, the results of operations for this new store have been included in the Company's operations for the first quarter ended January 30, 1999. Pro-forma sales, net income and basic and diluted earnings per share would not have been considered material for the thirteen weeks ended January 31, 1998.

     On August 11, 1998, the Company signed a ten-year lease with a five-year renewal option for its new 4,600 square foot retail showroom in Greenvale/Roslyn, on the north shore of Long Island, New York. This new retail store also opened in November, 1998. Its results of operations have also been included in the Company's operations for the first quarter ended January 30, 1999.

     3. Planned Expansion of Bang & Olufsen Branded Stores

     Bang & Olufsen products have been sold by the Company since 1980, and the line represented approximately $348,000 or 5.4% of the Company's net sales for the thirteen week period ended January 30, 1999. Bang & Olufsen has decided that it will now focus on developing Bang & Olufsen licensed stores ("Branded Stores") throughout the world. Bang & Olufsen has, accordingly, canceled its dealer agreement with the Company and, with one exception, all other retailers effective May 31, 1999. After this date, Bang & Olufsen products will be available only in Branded Stores.

     The Company has received a commitment from Bang & Olufsen permitting, but not requiring, the Company to open Branded Stores in Manhattan, Long Island and Connecticut. Pursuant to this commitment, the Company must complete construction of these locations at various dates through November 1999. Bang & Olufsen has authorized the Company to open up to five Branded Stores.

     On January 7, 1999, as part of its expansion plan in the New York region, the Company signed a lease and a related Prime Site Marketing Agreement to open a new 1,500 square foot Bang & Olufsen Branded Store in the Union Square area, in lower Manhattan. The Company plans to open this new store in May, 1999. This will be the Company's seventh store and will be the third opened within thirteen months of its successful public offering completed in April, 1998.

     4. Revolving Line of Credit Facility

     On November 5, 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory.

     Proceeds from Paragon were used to pay down and cancel the existing credit facility with Congress Financial Corporation ("Congress"), reduce trade payables and pay related costs of the refinancing. The interest rate on borrowings up to $2,500,000 is 1% over the prime rate. The rate charged on outstanding balances over $2,500,000 is 1.75% above the prime rate. A commitment fee of $49,500 was paid by the Company at closing and is being amortized to interest expense over three years. A facility fee ($24,750) of three-quarters of one percent (.75%) of the maximum credit line, is also being charged in each year. Monthly maintenance charges and a termination fee also exist under the line of credit. At January 30, 1999, no amounts were outstanding under the credit facility.

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

     5. Note Receivable

     On October 31, 1998, the Company received a promissory note from a previous member/officer of an underwriter from the Company's successful public offering, in lieu of an outstanding trade receivable for $73,321. Payments, including interest at 9% per annum are due to the Company as follows: twelve equal payments of $940 through October 31, 1999 and a balloon payment of $68,430, due October 31, 1999. As a result, the amount due to the Company ($71,878) has been presented as a short-term "note receivable" at January 30, 1999.

     6. Segment Disclosures

     Effective November 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, and did not require the disclosure of segment information.


     7. Income Per Share

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

     The basic income per common share for the thirteen weeks ended January 30, 1999 and January 31, 1998 was computed based on the weighted average number of common shares outstanding. Common equivalent shares of approximately 131,250 relating to the conversion of Preferred Stock were not considered since their conversion rates were greater than the fair market value of the Company's Common Stock.

     8. Income Taxes

     In connection with the Company's emergence from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code on December 26, 1996, the Company adopted Fresh Start Accounting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Reporting requires that the Company report an income tax equivalent provision when there is book income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward will be utilized to reduce the related income tax payable. The
current  and  any  future  year  benefit   arising  from   utilization   of  the
pre-reorganization carryfoward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter as a direct addition to paid-in-capital.

     During the three months ended January 30, 1999, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $40,000. The income tax equivalent provision does not affect the Company's tax liability or require the use of cash flows.

     9. Inventories

     Inventories have been valued at average cost, based upon gross profit percentages applied to sales.

     Item 2. Management's Discussion and Analysis or Plan of Operation

     The following management's discussion and analysis and this Form 10-QSB contain forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Historical results are not necessarily indicative of trends in operating results for any future period. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

     General

     The following discussion should be read in conjunction with the Company's audited financial statements for the fifty-two weeks ended October 31, 1998 and the fifty-three weeks ended November 1, 1997, included in the Company's Annual Report on Form 10-KSB.

     Thirteen Weeks Ended January 30, 1999 as Compared to Thirteen Weeks Ended January 31, 1998

     Net income. The Company's net income for the first quarter ended January 30, 1999 increased to $330,670 as compared to net income of $130,217 for the same period last year. The discussion of other items below explains the increase in net income.

     Revenues.  For the  first  fiscal  quarter  ended  January  30,  1999,  the
Company's net sales aggregated $6,408,000, an increase of approximately $1,539,000 or 31.6% from the same quarter in fiscal 1998. Comparable store sales for the first fiscal quarter ended January 30, 1999 increased 12.3% or approximately $600,000 from the same quarter last year.

     Sales increased as the Company, in November 1998, successfully opened two new retail store locations in Mt. Kisco in Westchester County and in Greenvale/Roslyn on the north shore of Long Island. The revenues from these locations, together with the strong increase in same store sales primarily accounted for the significant sales increases. The Company also continues to benefit from new digital technologies which have been embraced by the Company's upscale customers. The increase in the Company's sales is attributed in the volume of goods and services sold and to a lesser extent, changes in product lines or prices.

     Sales also increased as the Company continued to refine its marketing and advertising campaign, which focuses on differentiating the Company's products and custom installation services. Sales for the first quarter of fiscal 1999 also benefited from the use of a prestigious holiday catalog and radio advertising.

     Thirteen Weeks Ended January 30, 1999 as Compared to Thirteen Weeks Ended January 31, 1998 (continued)

     As part of its marketing plan, the Company offers its customers who qualify a Harvey credit card which is issued by an unrelated financial company. The Company continuously offers consumers using the Harvey credit card 90 days interest-free financing on any purchases. As a promotion, the Company, from time to time, offers consumers using the Harvey credit card attractive financing alternatives of 6 or 12 months interest-free financing on specific products. The Company pays the finance company a fee in connection with all interest-free financing which is a percentage of such sales. These promotions were very successful in the first quarter of fiscal 1999.

     Custom   installation   services   continue   to  expand  and  account  for
approximately 23% of net sales for the first quarter ended January 30, 1999 as compared to 19% for the same quarter last year.

     Costs and Expenses. Total cost of sales for the thirteen weeks ended January 30, 1999 increased approximately $880,000 or 29.4% from the same period last year. This was primarily the result of increased sales, partially offset by improved gross profit margins.

     Gross profit margin for the first quarter ended January 30, 1999 increased to 39.5% from 38.5% for the same quarter in fiscal 1998. The gross margin for the first quarter of fiscal 1999 increased primarily as a result of increased custom installation sales which have higher gross margins and less emphasis on price sensitive advertisements. The new digital technologies have also helped to improve the Company's gross margin for the first quarter of fiscal 1999. The Company's management also continues to focus its sales training efforts and merchandising emphasis on the sale of higher margin inventory categories and accessories.

     Selling, general and administrative expenses ("SG&A expenses") increased 29.5% or approximately $491,000 for the thirteen weeks ended January 30, 1999 as compared to the same quarter last year. Comparable SG&A expenses for the first quarter of fiscal 1999 increased approximately $202,000 or 12.1% as compared to the same quarter last year.

     The increase in SG&A expenses for the first quarter of fiscal 1999 as compared to the prior year was primarily due to general increases in payroll and payroll related items, professional expenses, insurance costs and various store operating expenses including costs of offering extended interest-free financing to its customers. These increases were partially offset by reduced advertising and stock compensation expenses.

     Interest expense decreased approximately $67,000 or 73.7% for the first quarter ended January 30, 1999 as compared to the same quarter last year.

     Thirteen Weeks Ended January 30, 1999 as Compared to Thirteen Weeks Ended January 31, 1998 (continued)

     The decrease in interest expense was primarily due to the elimination of outstanding borrowings under the revolving line of credit facility in the first quarter of fiscal 1999, as a result of the paydown of the credit facility in April 1998 using part of the net proceeds from the public offering.

     See Note 8 to the unaudited financial statements, regarding the income tax equivalent provision for the thirteen weeks ended January 30, 1999.

     Liquidity and Capital Resources

     The Company's ratio of current assets to current liabilities was 1.93, or approximately $2,481,000 at January 30, 1999 as compared to 1.91, or approximately $2,355,000, at October 31, 1998. The increase in the current ratio at January 30, 1999 was primarily the result of the Company's net income for the first quarter.

     Net cash provided by operating activities was approximately $211,000 for the first quarter of fiscal 1999 as compared to net cash used in operations of approximately $179,000 for the same period last year. The improvement in cash provided by operations was due primarily to the Company's increased net income, offset by a decrease in accrued expenses and an increase in inventory.

     Net cash used in investing activities was approximately $309,000 for the first quarter of fiscal 1999 as compared to net cash provided of approximately $183,000 for the same period last year. Net cash used in the first quarter of fiscal 1999 was due primarily to capital expenditures relating to the new store openings. In the first quarter of fiscal 1998, the Company benefited from the redemption of a $200,000 certificate of deposit.

     Net cash used in financing activities for the first quarter of fiscal 1999 was approximately $1,000 as compared to net cash provided by financing activities of approximately $50,000 for the same quarter last year. The first quarter of fiscal 1998 had an increase in net cash from financing activities from additional net borrowings from the revolving line of credit facility.

     On November 5, 1997, the Company entered into a three-year revolving line of credit facility with Paragon whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. Proceeds from Paragon were used to pay down and cancel the existing credit facility with Congress Financial Corporation ("Congress"), reduce trade payables and pay related costs of the refinancing. The Paragon facility provides an improved advance rate of the Company's inventory, compared to the Company's previous facility with Congress. The interest rate on borrowings up to $2,500,000 is 1% in excess of the rate of interest announced publicly by Norwest Bank, Minnesota, National Association, from time to time as its "prime rate"

(the  "Prime  Rate").  The  rate  charged  on  outstanding   balances  over
$2,500,000 is 1.75% above the Prime Rate. A commitment fee of $49,500 was paid by the Company at closing (which is being amortized over three years) and a facility fee ($24,750) of three-quarters of one percent (.75%) of the maximum credit line will be charged in each year. Monthly maintenance charges and a termination fee also exist under the line of credit. At March 2, 1999, there were no outstanding borrowings under the Paragon revolving line of credit facility.

     The maximum amount of borrowings available to the Company under this line of credit is limited to formulas prescribed in the loan agreements. The Company's maximum borrowing availability is equal to 75% of acceptable inventory, minus the then unpaid principal balance of the loan, minus the then aggregate of any available reserves as may have been established by Paragon, minus the then outstanding stated amount of all letters of credit.

     Pursuant to the credit facility the Company must maintain certain levels of inventory, trade accounts payable, inventory purchases, net income or loss and minimum gross profit margins. Additionally, the Company's capital expenditures can not exceed a predetermined amount.

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

     Paragon also received a warrant to purchase 125,000 shares of common stock at an exercise price of $5.50 per share subject to adjustment under certain circumstances, which is currently exercisable and expires on April 3, 2001, Paragon's warrant and the underlying shares have not been registered under the Securities Act.

     On April 7, 1998, the Company completed a public offering ("Offering") of its common stock and common stock purchase warrants. The Offering was co-managed by The Thornwater Company, L.P., which sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by Harvey Acquisition Company, LLC, the Company's major shareholder. 2,104,500 Warrants to acquire additional shares of the Company's common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.1 million, are being used for retail store expansion and general working capital purposes.

     Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price, for a period of three years commencing March 31, 2000. The Warrants are also redeemable (at $.10 per Warrant), at the Company's option, commencing March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share or $7.50.

     The Company's management believes that the Company's overhead structure has the capacity to support additional stores without significant increases in cost and personnel, and, consequently, that revenues and profit from new stores will have a positive impact on the Company's operations. This was realized for the two new stores opened in the first quarter of fiscal 1999. The Company intends to utilize the remaining net proceeds from the Offering and part of its credit facility to open additional retail stores.

     The Company's seeks to open an additional Company store in New Jersey within the next eighteen months, if the appropriate location can be obtained. The Company estimated that the total cost of opening this Company retail store is approximately $650,000. The estimated cost of opening this store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory (net of the portion to be borrowed from the Company's lender), lease acquisition expense, pre-opening expenses and additional advertising and promotion in connection with the opening.

     As Bang & Olufsen focuses on developing Bang & Olufsen licensed branded stores ("Branded Stores") throughout the world, it has canceled its dealer agreement with the Company and, with one exception, all other retailers effective May 31, 1999. After this date, Bang & Olufsen products will only be available in Branded Stores.

     The Company received a commitment from Bang & Olufsen permitting, but not requiring, the Company to open Branded Stores in Manhattan, Long Island and Connecticut. Pursuant to this commitment, the Company must complete construction of these locations at various dates through November 1999. No assurance can be given about the number of Branded Stores that the Company will open.

     The Company believes that its new relationship with Bang & Olufsen presents a positive step for the Company's growth, although no assurance can be given. Management's belief is based on its ability to open Bang & Olufsen Branded Stores near its existing Harvey locations, together with the elimination of competition on Bang & Olufsen products from other retailers. Capital expenditures necessary for each 1,500 square foot store, including inventory, should approximate $300,000.

     On January 7, 1999, as part of its expansion plan in New York region, the Company signed a lease and a related Prime Site Marketing Agreement to open a new 1,500 square foot Bang & Olufsen Brand Store in the Union Square area in lower Manhattan. The Company plans to open this new store in May 1999.

     This Branded Store will be the first of two stores the Company plans to open in Manhattan in 1999. The new store will sell highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories. The store will also sell video products including LCD projects, DVD players and plasma flat-screen televisions, and A/V furniture and accessories. The store will also offer professional custom installation of multi-room audio and home theater systems.

     This new store will be the Company's seventh, and will be the third store opened within thirteen months of its successful public offering, completed in April 1998.

     Management believes that cash on hand, cash flow from operations and funds made available under the credit facility with Paragon, will be sufficient to meet the Company's anticipated working capital needs and expansion plan for at least the next twelve month period.

     During the periods presented, the Company was not significantly impacted by the effects of inflation. The Company did benefit from a strong Christmas demand in December, 1998.

     Year 2000 Modifications

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on recent assessments, the Company determined that it will be required to modify significant portions of it software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications of its existing software, the Year 2000 issue can be mitigated. As a result, the Company has formulated a plan with its software and service provider called Rescue 2000, to make all modifications to twelve operating modules in its software systems. As of January 30, 1999, 50% of the module modifications have been completed. Certain modifications have been implemented and tested. Implementation and testing is expected to be completed by May 1999. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. As of January 30, 1999, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. The Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources, except the bank that processes the payment of the Company's credit card sales. The Company has requested from its bank an assessment of the extent of the bank's Year 2000 compliance. In the event the bank is not Year 2000 compliant in a timely manner, the Company is prepared to change banks. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company's operations.

     The Company will utilize its external software and service provider to reprogram, test and implement the software for the Year 2000 modification, the cost of which is not expected to be significant. The Company will evaluate that status of completion of the Year 2000 modifications in April 1999 and will undertake all remaining necessary steps to seek to ensure its systems are Year 2000 compliant. In the event the Company is unable to resolve its Year 2000 modifications in a timely fashion, the business of the Company may be materially and adversely impacted.

     PART II. OTHER INFORMATION:

     Items 1 through 5 were not applicable in the quarter ended January 30, 1999.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit             Number Description
         -------             ------------------

         10.4.3 Dealer Agreement between the Company and Bang & Oulfsen America, Inc.

         10.5.8              Lease Agreement with Bender Realty

         27                  Financial Data Schedule

         (b) Reports on Form 8-K

     The Company filed, on December 30, 1998, a Report on Form 8-K dated October 12, 1998, which reported events relating to the cancellation of the Financial Advisory and Investment Banking Agreement with its underwriter as well as the change in the Company's expansion plan regarding Bang & Olufsen Branded Stores.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 1999.

                                         Harvey Electronics, Inc.

                                    By:  /s/Franklin C. Karp
                                         -------------------------------------
                                         Franklin C. Karp
                                         President

                                    By:  /s/Joseph J. Calabrese
                                         -------------------------------------
                                         Joseph J. Calabrese
                                         Executive Vice President,
                                         Chief Financial Officer,
                                         Treasurer & Secretary