Form 10QSB
period 1999-05-01
HARVEY ELECTRONICS INC
filed 1999-06-15
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 1, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________.


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

                                  201-842-0078
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[].

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of June 11, 1999, 3,282,833 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            Harvey Electronics, Inc.

                                   FORM 10-QSB

                                      INDEX


     PART I. Financial Information

     Item 1. Financial Statements:                                                                       Page no.

              Statements of Operations (Unaudited) - Twenty-six and thirteen weeks ended May 1, 1999 and May 2, 1998 ........................................................3

              Balance Sheets - May 1, 1999 (Unaudited) and October 31, 1998 ..............................4

              Statement of Shareholders' Equity (Unaudited) - Twenty-six weeks ended May 1, 1999 ........................................................................6

              Statements of Cash Flows (Unaudited) - Twenty-six weeks ended
                May 1, 1999 and May 2, 1998 ..............................................................7

              Notes to Financial Statements (Unaudited) ..................................................8

Item 2.       Management's Discussion and Analysis or Plan of Operation ..................................11

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K ...........................................................19

Signatures ...............................................................................................19


Part I.  Financial Information
Item I.  Financial Statements

                            Harvey Electronics, Inc.
                            Statements of Operations
                                   (Unaudited)





                                                        Twenty-Six Weeks    Twenty-Six Weeks      Thirteen              Thirteen
                                                             Ended               Ended           Weeks Ended          Weeks Ended
                                                          May 1, 1999         May 2, 1998         May 1, 1999         May 2, 1998
                                                   --------------------------------------------------------------------------------

Revenues
Net sales                                                $11,423,491           $8,934,673         $5,015,007           $4,064,857
Interest and other income                                     44,586               37,442             16,145               21,900
                                                   --------------------------------------------------------------------------------
                                                          11,468,077            8,972,115          5,031,152            4,086,757
                                                   --------------------------------------------------------------------------------
Cost and expenses
Cost of sales                                              6,866,610            5,467,560          2,990,440            2,471,240
Selling, general and administrative expenses               4,292,522            3,286,195          2,126,437            1,618,674
Interest expense                                              57,643              162,690             33,643               71,390
                                                   --------------------------------------------------------------------------------
                                                          11,216,775            8,916,445          5,150,520            4,161,304
                                                   --------------------------------------------------------------------------------
Income (loss) before income tax equivalent
  benefit                                                    251,302               55,670           (119,368)             (74,547)
Income tax equivalent benenefit                                    -                    -             40,000                    -
                                                   --------------------------------------------------------------------------------
Net income (loss)                                            251,302               55,670            (79,368)             (74,547)

Preferred Stock dividend requirement                         (37,188)             (46,218)           (18,594)             (27,718)
Accretion of Preferred Stock                                       -               (6,000)                 -                    -
                                                   --------------------------------------------------------------------------------
Net income (loss) attributable to common                    $214,114               $3,452    $       (97,962)     $      (102,265)
   stock
                                                   ================================================================================


Net income (loss) per common share
  applicable to common shareholders:

  Basic                                                       $.07                 -                 $(.03)               $(.04)
                                                   ================================================================================
  Diluted                                                     $.06                 -                 $(.03)               $(.04)
                                                   ================================================================================

Shares used in the calculation of net income (loss) per common share:

  Basic                                                    3,282,833            2,405,889         3,282,833            2,557,271
                                                   ================================================================================
  Diluted                                                  3,346,889            2,405,889         3,282,833            2,557,271
                                                   ================================================================================
Dividends per common share                                  NONE                 NONE               NONE                 NONE


See accompanying notes.


                            Harvey Electronics, Inc.
                                 Balance Sheets


                                                                                May 1,               October 31,
                                                                                 1999                    1998
                                                                              (Unaudited)                (1)
                                                                       --------------------------------------------

Assets
Current assets:
     Cash and cash equivalents                                             $      35,636         $     221,444
     Accounts receivables, less allowance of $25,000                             353,234               365,635
     Note receivable                                                              70,667                73,321
     Inventories                                                               4,401,428             4,014,936
     Prepaid expenses and other current assets                                   267,381               278,270
                                                                       --------------------------------------------
Total current assets                                                           5,128,346             4,953,606

Property and equipment:
     Leasehold improvements                                                    1,191,897               973,162
     Furniture, fixtures & equipment                                           1,057,843               842,375
                                                                       --------------------------------------------
                                                                               2,249,740             1,815,537

     Less accumulated depreciation & amortization                                540,366               408,711
                                                                       --------------------------------------------
                                                                               1,709,374             1,406,826

Equipment under capital leases, net                                               58,321                10,599
Cost in excess of net assets acquired, less accumulated
     amortization of $4,000 - 1999 and $1,000 - 1998                             146,000               149,000
Reorganization value in excess of amounts allocable to
     identifiable assets, less accumulated amortization of
     $168,023 - 1999 and $132,023 - 1998                                       1,480,440             1,516,440
Other assets, less accumulated amortization of $193,307 -
     1999 and $155,390 - 1998                                                    343,668               352,788
                                                                       --------------------------------------------
Total assets                                                                  $8,866,149         $   8,389,259
                                                                       ============================================


     (1) The balance sheet as of October 31, 1998 has been derived from the audited financial statements at that date.

     See accompanying notes.

                            Harvey Electronics, Inc.
                           Balance Sheets (continued)



                                                                              May 1,              October 31,
                                                                               1999                  1998
                                                                            (Unaudited)               (1)
                                                                       --------------------------------------------


Liabilities and shareholders' equity
Current liabilities:
     Trade accounts payable                                                $   1,248,680          $   1,577,126
     Accrued expenses and other current liabilities                              800,397                931,211
     Income taxes                                                                 14,119                 24,900
     Cumulative preferred stock dividends payable                                 57,152                 61,925
     Current portion of capital lease obligations                                 54,732                  3,352
     Other current liabilities                                                    95,662                      -
                                                                       ---------------------------------------------
Total current liabilities                                                      2,270,742              2,598,514

Long-term liabilities:
     Long-term debt                                                              610,482                      -
     Cumulative preferred stock dividends payable                                 30,625                 61,556
     Other liabilities                                                           211,673                198,922
     Capital lease obligations                                                     3,956                  5,710
                                                                       ---------------------------------------------
                                                                                 856,736                266,188

Commitments and contingencies

Shareholders' equity:
 8 1/2%  Cumulative  Convertible  Preferred  Stock,
   par value $1,000 per share;
   authorized 10,000 shares; issued
   875 shares (aggregate liquidation preference - $875,000)                      402,037                402,037
Common stock, par value $.01 per share; authorized
   10,000,000 shares; issued 3,282,833 - 1999 and 1998                            32,828                 32,828
 Additional paid-in capital                                                    7,481,667              7,481,667
 Accumulated deficit                                                          (2,177,861)            (2,391,975)
                                                                       ---------------------------------------------
Total shareholders' equity                                                     5,738,671              5,524,557
                                                                       =============================================
Total liabilities and shareholders' equity                                    $8,866,149          $   8,389,259
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

                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)



                                                 Preferred    Stock     Common      Stock    Additional
                                            ----------------------------------------------   Paid-In    Accumulated   Shareholders'
                                                   Shares     Amount    Shares      Amount   Capital    Deficit       Equity
                                            --------------------------------------------------------------------------------------

Balance at October 31, 1998                         875     $402,037  3,282,833   $32,828   $7,481,667 $(2,391,975)   $5,524,557
Net income for the twenty-six weeks ended
     May 1, 1999                                     -          -         -          -          -          251,302       251,302
Preferred Stock dividend                             -          -         -          -          -          (37,188)      (37,188)
                                            --------------------------------------------------------------------------------------
Balance at May 1, 1999                              875     $402,037  3,282,833   $32,828  $7,481,667  $(2,177,861)   $5,738,671
                                            ======================================================================================



See accompanying notes.

                            Harvey Electronics, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                Twenty-six                Twenty-six
                                                                                Weeks Ended               Weeks Ended
                                                                                May 1, 1999               May 2, 1998
                                                                         ----------------------------------------------------

Operating activities
Net income                                                                  $       251,302           $        55,670
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                  218,892                   211,285
     Deferred compensation                                                                -                    55,000
     Straight-line impact of rent escalations                                        13,016                    20,884
     Miscellaneous                                                                    3,035                    (6,000)
     Changes in operating assets and liabilities:
        Accounts receivable                                                          12,401                  (156,987)
        Note receivable                                                               2,654                         -
        Inventories                                                                (386,492)                  (96,655)
        Prepaid expenses and other current assets                                   171,982                    98,019
        Accounts payable                                                           (328,446)                 (259,485)
        Accrued expenses, other current liabilities and income taxes
                                                                                   (141,860)                 (380,926)
                                                                         ----------------------------------------------------
Net cash used in operating activities                                              (183,516)                 (459,195)
                                                                         ----------------------------------------------------

Investing activities
Redemption of certificate of deposit                                                      -                   200,000
Purchases of property and equipment                                                (434,203)                  (21,567)
Increase in other assets                                                            (28,797)                   (7,155)
                                                                         ----------------------------------------------------
Net cash (used) in provided by investing activities                                (463,000)                  171,278
                                                                         ----------------------------------------------------
Financing activities
Preferred stock dividends paid                                                      (75,927)                        -
Costs of new line of credit facility                                                      -                   (82,177)
Proceeds from Public Offering                                                             -                 5,335,450
Public Offering costs                                                                     -                (1,252,041)
Net repayments of old revolving line of credit facility                                   -                (1,777,851)
Net proceeds from new revolving line of credit facility                             610,482                 2,262,306
Temporary repayment of new revolving line of credit facility from
    proceeds of Offering                                                                  -                (2,262,306)
Repayment of term loan                                                                    -                  (350,000)
Principal payments on other current liabilities                                     (65,431)                  (49,821)
Principal payments on capital lease obligations                                      (8,416)                  (30,920)
                                                                         ----------------------------------------------------
Net cash provided by financing activities                                           460,708                 1,792,640
                                                                         ----------------------------------------------------
(Decrease) increase in cash and cash equivalents                                   (185,808)                1,504,723
Cash and cash equivalents at beginning of period                                    221,444                    10,033
                                                                         ====================================================
Cash and cash equivalents at end of period                                  $        35,636           $     1,514,756
                                                                         ====================================================

Supplemental cash flow information:
     Taxes paid                                                                     $11,000                   $14,000
     Interest paid                                                                  $74,000                  $243,000


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

     Operating results for the six month period ended May 1, 1999 are not necessarily indicative of the results that may be expected for the year ending October 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

     The preparation of the financial statements, in conformity with generally accepted accounting principals, requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     Description of Business

     The Company is a specialty retailer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Revenue from retail sales is recognized at the time goods are delivered to the consumer or, for certain installation services, when such services are performed and accepted by the customer.

     2. Retail Store Openings

     On July 2, 1998, as a part of its expansion plan, the Company acquired certain assets and business of the Sound Mill, Inc. and its subsidiary, Loriel Custom Audio/Video Corporation (the "Sound Mill"), a retailer and custom installer of specialty high-end audio/video products for twenty-nine years with one store located in Mt. Kisco, in Northern Westchester County, New York, for a purchase price of $200,000 (as adjusted) in cash. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based upon the fair values on the date of acquisition as follows: $50,000 for leasehold improvements, equipment, vehicles and tools and $150,000 for cost in excess of net assets acquired which is being amortized over a twenty-five-year period. The Company also signed a ten-year lease with a five-year renewal option for the 3,100 square foot retail store operated by the Sound Mill. This property is owned by the former principals of the Sound Mill. The store was renovated for a November, 1998 grand re-opening. Accordingly, the results of operations for this new store have been included in the Company's operations for the six and three month periods ended May 1, 1999. Pro-forma sales, net income and basic and diluted earnings per share would not have been considered material for the six and three month periods ended May 2, 1998.

     On August 11, 1998, the Company signed a ten-year lease with a five-year renewal option for its new 4,600 square foot retail showroom in Greenvale/Roslyn, on the north shore of Long Island, New York. This new retail store also opened in November, 1998. Its results of operations have also been included in the Company's operations for the six and three months ended May 1, 1999.

     3. Planned Opening of a Bang & Olufsen Branded Store

     Bang & Olufsen products have been sold by the Company since 1980, and the line represented approximately $565,000 or 4.9% of the Company's net sales for the six month period ended May 1, 1999. Bang & Olufsen has decided that it will now focus on developing Bang & Olufsen licensed stores ("Branded Stores") throughout the world. Bang & Olufsen has, accordingly, canceled its dealer agreement with the Company and, with one exception, all other retailers effective May 31, 1999. After this date, Bang & Olufsen products will be available only in Branded Stores.

     The Company has received a commitment from Bang & Olufsen permitting, but not requiring, the Company to open Branded Stores in Manhattan, Long Island and Connecticut. Pursuant to this commitment, the Company must complete construction of these locations at various dates through November 2000. Bang & Olufsen has authorized the Company to open up to five Branded Stores.

     On January 7, 1999, as part of its expansion plan in the New York region, the Company signed a lease and a related Prime Site Marketing Agreement to open a new 1,500 square foot Bang & Olufsen Branded Store in the Union Square area, in lower Manhattan. The Company plans to open this new store in July, 1999. This will be the Company's seventh store and will be the third opened since its successful public offering, completed in April, 1998.

     4. Segment Disclosures

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

     5. Income Per Share

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

     The basic income per common share for the twenty-six and thirteen weeks ended May 1, 1999 and May 2, 1998 was computed based on the weighted average number of common shares outstanding. Common equivalent shares relating to employee stock options, aggregating 64,056, were included in the weighted average number of common shares outstanding for diluted earnings per share. Common equivalent shares of approximately 131,250, relating to the conversion of Preferred Stock, were not considered since their conversion rates were greater than the fair market value of the Company's common stock.

     6. Income Taxes

     In connection with the Company's emergence from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code on December 26, 1996, the Company adopted Fresh Start Accounting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Reporting requires that the Company report an income tax equivalent provision when there is book income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter as a direct addition to paid-in-capital.

     The income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets, recorded in the Company's first fiscal quarter of 1999 aggregating $40,000, was reversed in the Company's second fiscal quarter of 1999. The income tax equivalent benefit recorded in the second quarter does not affect the Company's tax liability or cash flows.



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

     Twenty-Six and Thirteen Weeks Ended May 1, 1999 as Compared to Twenty-Six and Thirteen Weeks Ended May 2, 1998

     Net income. The Company's net income for the six months ended May 1, 1999 increased to $251,302 as compared to net income of $55,670 for the same period last year. The net loss for the three months ended May 1, 1999 was $79,368 as compared to $74,547 for the same quarter last year. The results of the six and three month periods ended May 1, 1999 include approximately $45,000 of preoperating expenses relating to the new Bang & Olufsen store to be opened in the Union Square area of lower Manhattan in July 1999. All of the Company's six retail stores were profitable for the six months ended May 1, 1999.

     Net sales for the six months ended May 1, 1999, aggregated $11,423,000, an increase of approximately $2,489,000 or 28% from the same period last year. Comparable store sales for the six months ended May 1, 1999, increased approximately $786,000 or 9% from the same period last year.

     Net sales for the second fiscal quarter ended May 1, 1999 aggregated $5,015,000, an increase of approximately $950,000 or 23% as compared to the second quarter of fiscal 1998. Comparable store sales for the second fiscal quarter ended May 1, 1999 increased $197,000 or 5% from the same quarter last year.

     Sales increased as the Company, in November 1998, successfully opened two new retail store locations in Mt. Kisco, in Westchester County and in Greenvale/Roslyn, on the north shore of Long Island. The revenues from these locations, together with an increase in same store sales primarily accounted for the significant sales increases. The Company also continues to benefit from new digital technologies which have been embraced by the

     Twenty-Six and Thirteen Weeks Ended May 1, 1999 as Compared to Twenty-Six and Thirteen Weeks Ended May 2, 1998 (continued)

     Company's upscale clients and additionally from increased demand of its custom installation services. The increase in the Company's sales is attributed to the volume of goods and services sold and to a lesser extent, changes in product lines or prices.

     Custom   installation   services   continue   to  expand  and  account  for
approximately 24% of net sales for the six months ended May 1, 1999, as compared to 22% for the same period last year.

     Costs and Expenses. Total cost of sales for the six months ended May 1, 1999 increased approximately $1,399,000 or 26% from the same period last year. Cost of sales for the second quarter of fiscal 1999 increased approximately $519,000 or 21% from the same quarter in fiscal 1998. This was primarily the result of increased sales, offset by improved gross profit margins.

     The gross profit margin for the second fiscal quarter ended May 1, 1999 increased to 40.4% from 39.2% for the same quarter in fiscal 1998. Gross profit margin for the six months ended May 1, 1999 increased to 39.9% from 38.8% for the same period last year. The gross margin increased primarily from increased custom installation sales and additional sales of new products such as DVD players, high definition (HDTV) and plasma flat-screen televisions, which enjoy higher gross margins. The Company's advertising campaign also placed less emphasis on price sensitive advertisements during fiscal 1999. Sales training efforts and merchandising emphasis on the sale of higher margin inventory categories and accessories have also helped to increase gross profit margins.

     Selling, general and administrative expenses ("SG&A expenses") increased 30.6% or approximately $1,006,000 for the six months ended May 1, 1999, as compared to the same period last year. SG&A expenses for the second fiscal quarter ended May 1, 1999 increased approximately $508,000 or 31.4% as compared to the second quarter last year. Comparable store SG&A expenses increased 12.9% (approximately $422,000) and 13.2% (approximately $213,000) for the six and three month periods, respectively, as compared to the same periods last year. Total SG&A expenses increased primarily from the two new retail stores opened in November 1998. Comparable store SG&A expenses increased from additional payroll and payroll related items, occupancy costs, professional expenses, insurance costs and various store operating expenses including costs of offering extended interest-free financing to its customers. These increases were partially offset by reduced advertising and stock compensation expenses.

     Interest expense decreased approximately $105,000 or 64.6% for the six months ended May 1, 1999, as compared to the same period last year. Interest expenses for the second fiscal quarter ended May 1, 1999 decreased approximately $38,000 or 52.9% from the second quarter last year. The decrease in interest expense was primarily due to the

     Twenty-Six and Thirteen Weeks Ended May 1, 1999 as Compared to Twenty-Six and Thirteen Weeks Ended May 2, 1998 (continued)

elimination of outstanding borrowings under the revolving line of credit facility through February 1999, as a result of the paydown of the credit facility in April 1998 using part of the net proceeds from the public offering. In March 1999, the Company began to borrow funds from its revolving line of credit facility.

     See Note 6 to the unaudited financial statements, regarding the income tax equivalent benefit for the second quarter ended May 1, 1999.

     Liquidity and Capital Resources

     The Company's ratio of current assets to current liabilities was 2.26, or approximately $2,858,000 at May 1, 1999 as compared to 1.91, or approximately $2,355,000, at October 31, 1998. The increase in the current ratio at May 1, 1999 was primarily the result of the Company's net income for the six months, coupled with an increase in inventory and a decrease in accounts payable and accrued expenses. The decreases in accounts payable and accrued expenses were funded by the Company's revolving line of credit facility, which is classified as long-term debt as of May 1, 1999.

     Net cash used in operating activities was approximately $184,000 for the first six months of fiscal 1999 as compared to cash used in operating activities of approximately $459,000 for the same period last year. The improvement in cash used in operating activities was primarily due to the Company's increased net income.

     Net cash used in investing activities for the first six months of fiscal 1999 was approximately $463,000 as compared to net cash provided of approximately $171,000 for the same period last year. Net cash used for the first six months of fiscal 1999 was due primarily to capital expenditures ($434,000) relating to all new store openings. In fiscal 1998, the Company benefited from the redemption of a $200,000 certificate of deposit.

     Net cash provided from financing activities was approximately $461,000 for the first six months of fiscal 1999 as compared with approximately $1,793,000 for the same period last year. In March 1999, the Company began to borrow cash from its revolving line of credit facility and borrowed approximately $610,000 as of May 1, 1999. The increase in cash from financing activities for the first six months in fiscal 1998 was primarily from the net proceeds from the Company's successful public offering, offset by the repayment of the Company's revolving line of credit facility and a term loan.

     On November 5, 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital LLC ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory.

     The Paragon facility provides an improved advance rate on the Company's inventory, as compared to the Company's previous facility with Congress Financial Corporation. The interest rate on borrowings up to $2,500,000 is 1% in excess of the rate of interest announced publicly by Norwest Bank, Minnesota, National Association, from time to time as its "prime rate" (the "Prime Rate"). The rate charged on outstanding balances over $2,500,000 is 1.75% above the Prime Rate. A commitment fee of $49,500 was paid by the Company at closing (which is being amortized over three years) and a facility fee ($24,750) of three-quarters of one percent (.75%) of the maximum credit line will be charged in each year. Monthly maintenance charges and a termination fee also exist under the line of credit. At June 14, 1999, borrowings under the Paragon revolving line of credit facility approximated $857,000.

     The maximum amount of borrowings available to the Company under this line of credit is limited to formulas prescribed in the loan agreement. The Company's maximum borrowing availability is equal to 73% of acceptable inventory, minus the then unpaid principal balance of the loan, minus the then aggregate of any available reserves as may have been established by Paragon, minus the then outstanding stated amount of all letters of credit.

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

     In April, 1998, the Company completed a public offering ("Offering") of its common stock and common stock purchase warrants. The Offering was co-managed by The Thornwater Company, L.P., which sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by Harvey Acquisition Company, LLC, the Company's major shareholder.

     2,104,500 Warrants to acquire additional shares of the Company's common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.1 million, were used for retail store expansion and general working capital purposes.

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

     The Company received a commitment from Bang & Olufsen permitting, but not requiring, the Company to open Branded Stores in Manhattan, Long Island and Connecticut. Pursuant to this commitment, the Company must complete construction of these locations at various dates through November 2000. No assurance can be given about the number of Branded Stores that the Company will open. Capital expenditures necessary for each 1,500 square foot store, including inventory, should approximate $300,000.

     On January 7, 1999, as part of its expansion plan in New York region, the Company signed a lease and a related Prime Site Marketing Agreement to open a new 1,500 square foot Bang & Olufsen Brand Store in the Union Square area in lower Manhattan. The Company plans to open this new store in July 1999.

     This Branded Store will be the first of two stores the Company plans to open in Manhattan. There is currently no location, lease agreement or timetable for the second Bang & Olufsen store. The new store will sell highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories and other approved non-Bang & Olufsen products. The store will also offer professional custom installation of multi-room audio and home theater systems. This new store will be the Company's seventh, and will be the third store opened since its successful public offering, completed in April 1998.

     The Company seeks to open an additional Harvey Electronics store in New Jersey within the next eighteen months, if the appropriate location or existing business can be obtained. The Company estimates that the total cost of opening a new Harvey Electronics retail store is approximately $650,000. The estimated cost of opening this store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory (net of the portion to be borrowed from the Company's lender), legal expense, preopening expenses and additional advertising and promotion in connection with the opening.

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

     Year 2000 Modifications

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on recent assessments, the Company determined that it will be required to modify significant portions of it software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications of its existing software, the Year 2000 Issue can be mitigated. As a result, the Company has formulated a plan with its software and service provider called Rescue 2000, to make all modifications to twelve operating modules in its software systems. As of June 1, 1999, all of the core module modifications have been completed, implemented and tested. The only remaining modification is the upgrade of the Company's operating system, which the Company will be performed before September 30, 1999.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. As of June 1, 1999, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. The Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company's operations.

     The Company will utilize its external software and service provider to complete any additional remaining Year 2000 modifications or system upgrades, the remaining cost of which is not expected to be significant. The Company will evaluate that status of completion of the Year 2000 modifications in September 1999 and will undertake all remaining necessary steps to seek to ensure its systems are Year 2000 compliant.

     PART II. OTHER INFORMATION:

     Items 1, 2, 3 and 5 were not applicable in the second quarter ended May 1, 1999.

     Item 4. Submission of Matters to a Vote of Security Holders

     On May 20, 1999, the Company's shareholders at an Annual Meeting (i) elected Franklin C. Karp (3,005,988 shares in favor, 13,056 shares against), Joseph J. Calabrese (3,005,988 shares in favor, 13,056 shares against), Michael
E. Recca (3,005,988 shares in favor, 13,594 shares against), Fredric J. Gruder (3,005,988 shares in favor, 13,094 shares against), Stewart L. Cohen (3,005,988 in favor, 13,056 shares against) and William F. Kenny (3,005,988 shares in favor, 13,056 shares against) as directors of the Company; and (ii) approved the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending October 30, 1999 (3,018,024 shares in favor, 1,009 shares against).

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit Number Description

     27 Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the second quarter of fiscal 1999.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 15, 1999.

                                           Harvey Electronics, Inc.

                                       By: /s/Franklin C. Karp
                                           -----------------------------
                                           Franklin C. Karp
                                           President

                                       By: /s/Joseph J. Calabrese
                                           -----------------------------
                                           Joseph J. Calabrese
                                           Executive Vice President,
                                              Chief Financial Officer,
                                              Treasurer & Secretary