Form 10QSB
period 1999-07-31
HARVEY ELECTRONICS INC
filed 1999-09-08
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1999

     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE    ACT   OF   1934

     For  the   transition   period   from   ------------------------------   to
---------------------------.

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

                                  201-842-0078
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No []

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of September 8, 1999, 3,282,833 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            Harvey Electronics, Inc.

                                   FORM 10-QSB

                                      INDEX


PART I.       Financial Information

Item 1.       Condensed Financial Statements:                                                        Page no.

              Condensed Statements of Operations (Unaudited) - Thirty-nine and thirteen weeks ended July 31, 1999 and August 1, 1998 ...........................................  3

              Condensed Balance Sheets - July 31, 1999 (Unaudited) and
                October 31, 1998 .......................................................................  4

              Condensed Statement of Shareholders' Equity (Unaudited) - Thirty-nine weeks ended July 31, 1999 ..............................................................  6

              Condensed Statements of Cash Flows (Unaudited) - Thirty-nine weeks ended July 31, 1999 and August 1, 1998 .................................................  7

              Notes to condensed Financial Statements (Unaudited) ......................................  8

Item 2.       Management's Discussion and Analysis or Plan of Operation ................................  11

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K .........................................................  18

Signatures .............................................................................................  18

                            Harvey Electronics, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                     Thirty-Nine    Thirty-Nine      Thirteen        Thirteen
                                                                     Weeks Ended    Weeks Ended     Weeks Ended     Weeks Ended
                                                                    July 31, 1999  August 1, 1998  July 31, 1999   August 1, 1998
                                                                    -------------  --------------  -------------   --------------

Revenues
Net sales                                                           $ 16,272,398    $ 13,142,136    $  4,848,907    $  4,207,463
Interest and other income                                                 62,794          54,493          18,208          17,051
                                                                      ----------      ----------       ---------       ---------
                                                                      16,335,192      13,196,629       4,867,115       4,224,514
Costs and expenses                                                    ----------      ----------       ---------       ---------
Cost of sales                                                          9,906,603       8,128,629       3,039,993       2,661,069
Selling, general and administrative expenses                           6,575,336       4,977,971       2,282,814       1,691,776
Interest expense                                                         108,181         181,990          50,538          19,300
                                                                      ----------      ----------       ---------       ---------
                                                                      16,590,120      13,288,590       5,373,345       4,372,145
                                                                      ----------      ----------       ---------       ---------
(Loss) before income tax                                                (254,928)        (91,961)       (506,230)       (147,631)
Income tax                                                                    --              --              --              --
                                                                      ----------      ----------       ---------       ---------
Net (loss)                                                              (254,928)        (91,961)       (506,230)       (147,631)

Preferred Stock dividend requirement                                     (55,782)        (64,812)        (18,594)        (18,594)
Accretion of Preferred Stock                                                  --          (6,000)             --              --
                                                                      ----------      ----------       ---------       ---------
Net (loss) applicable to common shareholders                        $   (310,710)   $   (162,773)   $   (524,824)   $   (166,225)
                                                                      ==========      ==========       =========       =========
Net (loss) per common share applicable to common shareholders:
  Basic                                                             $       (.09)   $       (.06)   $       (.16)   $       (.05)
                                                                      ==========      ==========       =========       =========
  Diluted                                                           $       (.09)   $       (.06)   $       (.16)   $       (.05)
                                                                      ==========      ==========       =========       =========
Shares used in the calculation of net (loss) per common share:
  Basic                                                                3,282,833       2,694,965       3,282,833       3,282,833
                                                                      ==========      ==========       =========       =========
  Diluted                                                              3,282,833       2,694,965       3,282,833       3,282,833
                                                                      ==========      ==========       =========       =========

See accompanying notes.

                            Harvey Electronics, Inc.
                            Condensed Balance Sheets



                                                                                             July 31,     October 31,
                                                                                               1999          1998
                                                                                            (Unaudited)       (1)
                                                                                           ------------   -----------
Assets
Current assets:
     Cash and cash equivalents                                                             $    16,323    $   221,444
     Accounts receivables, less allowance of $25,000                                           385,026        365,635
     Note receivable - previous member of Underwriter                                           69,428         73,321
     Inventories                                                                             4,000,635      4,014,936
     Prepaid expenses and other current assets                                                 216,479        278,270
                                                                                           -----------    -----------
Total current assets                                                                         4,687,891      4,953,606



Property and equipment:
     Leasehold improvements                                                                  1,483,322        973,162
     Furniture, fixtures & equipment                                                         1,129,027        842,375
                                                                                           -----------    -----------
                                                                                             2,612,349      1,815,537

     Less accumulated depreciation & amortization                                              616,458        408,711
                                                                                           -----------    -----------
                                                                                             1,995,891      1,406,826

Equipment under capital leases, net                                                            147,120         10,599
Cost in excess of net assets acquired, less accumulated
     amortization of $5,500 - 1999 and $1,000 - 1998                                           144,500        149,000
Reorganization value in excess of amounts allocable to
     identifiable assets, less accumulated amortization of
     $186,023 - 1999 and $132,023 - 1998                                                     1,462,440      1,516,440
Note receivable - officer                                                                       15,000           --
Other assets, less accumulated amortization of $212,163 -
     1999 and $155,390 - 1998                                                                  325,402        352,788
                                                                                           -----------    -----------
Total assets                                                                               $ 8,778,244    $ 8,389,259
                                                                                           ===========    ===========


     (1) The  balance  sheet as of October 31,  1998 has been  derived  from the audited financial statements at that date.

See accompanying notes.

                            Harvey Electronics, Inc.
                      Condensed Balance Sheets (continued)


                                                                                              July 31,       October 31,
                                                                                                1999            1998
                                                                                             (Unaudited)         (1)
                                                                                            ------------   -------------
Liabilities and shareholders' equity
 Current liabilities:
      Trade accounts payable                                                                $ 1,210,930    $ 1,577,126
      Accrued expenses and other current liabilities                                            979,321        931,211
      Income taxes                                                                               10,414         24,900
      Cumulative preferred stock dividends payable                                               38,864         61,925
      Current portion of capital lease obligations                                              108,268          3,352
      Other current liabilities                                                                  41,958           --
                                                                                            ------------   -----------
Total current liabilities                                                                     2,389,755      2,598,514

Long-term liabilities:
      Long-term debt                                                                            913,370           --
      Cumulative preferred stock dividends payable                                               30,625         61,556
      Other liabilities                                                                         207,755        198,922
      Capital lease obligations                                                                  22,892          5,710
                                                                                            ------------   -----------
                                                                                              1,174,642        266,188


Commitments and contingencies

Shareholders' equity:

 8 1/2%  Cumulative  Convertible  Preferred  Stock,  par value $1,000 per share;
   authorized 10,000 shares; issued
 875 shares (aggregate liquidation preference - $875,000)                                      402,037        402,037

Common stock, par value $.01 per share; authorized
   10,000,000 shares; issued 3,282,833 - 1999 and 1998                                          32,828         32,828
   Additional paid-in capital                                                                7,481,667      7,481,667
   Accumulated deficit                                                                      (2,702,685)    (2,391,975)
                                                                                           ------------   -----------
Total shareholders' equity                                                                   5,213,847      5,524,557
                                                                                           ------------   -----------
Total liabilities and shareholders' equity                                                 $ 8,778,244    $ 8,389,259
                                                                                           ============   ===========

(1) The  balance sheet as of October 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                                       5

                            Harvey Electronics, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)



                                                                                             Additional                   Total
                                        Preferred     Stock         Common        Stock        Paid-In   Accumulated   Shareholders'
                                        ---------     ------       -------        ------       Capital       Deficit     Equity
                                          Shares      Amount        Shares        Amount       -------       -------     ------
                                          ------      ------        ------        ------




Balance at October 31, 1998               875   $   402,037     3,282,833   $    32,828   $ 7,481,667   $(2,391,975)   $ 5,524,557
Net loss for the thirty-nine weeks ended
     July 31, 1999                         --            --            --            --            --      (254,928)     (254,928)
Preferred Stock dividend                   --            --            --            --            --       (55,782)      (55,782)
                                          ---   -----------     ---------   -----------   -----------   ------------   -----------
Balance at July 31, 1999                  875   $   402,037     3,282,833   $    32,828   $ 7,481,667   $(2,702,685)   $ 5,213,847
                                          ===   ===========     =========   ===========   ===========   ============   ===========

See accompanying notes.

                            Harvey Electronics, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                 Thirty-nine     Thirty-nine
                                                                                 Weeks Ended     Weeks Ended
                                                                                July 31, 1999   August 1, 1998
                                                                                -------------   --------------

Operating activities
Net (loss)                                                                        $(254,928)     $ (91,961)
Adjustments to reconcile net (loss) to net cash used in operating activities:
     Depreciation and amortization                                                  339,700        302,293
     Deferred compensation                                                             --           88,000
     Straight-line impact of rent escalations                                        19,120         31,733
     Warranty reserve credit                                                        (10,000)        (6,000)
     Miscellaneous                                                                    3,035           --
     Changes in operating assets and liabilities:
       Accounts receivable                                                          (19,391)      (147,303)
       Note receivable - previous member of Underwriter                               3,893           --
       Inventories                                                                   14,301         (5,441)
       Prepaid expenses and other current assets                                    222,884        (54,548)
       Accounts payable                                                            (366,196)      (342,430)
       Accrued expenses, other current liabilities and income taxes                  33,337       (428,008)
                                                                                   --------      --------
Net cash used in operating activities                                               (14,245)      (653,665)
                                                                                   --------       --------
Investing activities
Redemption of certificate of deposit                                                   --          200,000
Purchases of property and equipment                                                (796,812)       (47,973)
Increase in other assets                                                            (44,387)       (46,958)
                                                                                   --------       --------
Net cash (used in) provided by investing activities                                (841,199)       105,069
                                                                                   --------       --------
Financing activities
Preferred stock dividends paid                                                     (112,809)       (36,882)
Costs of new line of credit facility                                                   --          (82,177)
Proceeds from public Offering                                                          --        5,335,450
Public Offering costs                                                                  --       (1,261,206)
Net repayments of old revolving line of credit facility                                --       (1,777,851)
Net proceeds from new revolving line of credit facility                             913,370      2,262,306
Temporary repayment of new revolving line of credit facility from
 proceeds of Offering                                                                  --       (2,262,306)
Repayment of term loan                                                                 --         (350,000)
Principal payments on other current liabilities                                    (119,135)       (91,143)
Principal payments on capital lease obligations                                     (31,103)       (31,145)
                                                                                   --------     ---------
Net cash provided by financing activities                                           650,323      1,705,046
                                                                                   --------      ---------
(Decrease) increase in cash and cash equivalents                                   (205,121)     1,156,450
Cash and cash equivalents at beginning of period                                    221,444         10,033
                                                                                -----------    -----------
Cash and cash equivalents at end of period                                      $    16,323    $ 1,166,483
                                                                                ===========    ===========


Supplemental cash flow information:
     Taxes paid                                                                 $    14,000    $    15,000
     Interest paid                                                              $   115,000    $   261,000

See accompanying notes.

                            Harvey Electronics, Inc.
                    Notes to Condensed Fianncial Statements
                                 July 31, 1999
                                  (Unaudited)



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

Operating results for the nine month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

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

2. Retail Store Openings

In July 1998, as a part of its expansion plan, the Company acquired certain assets and business of the Sound Mill, Inc. and its subsidiary, Loriel Custom Audio/Video Corporation (the "Sound Mill"), a retailer and custom installer of specialty high-end audio/video products for twenty-nine years with one store located in Mt. Kisco, in Northern Westchester County, New York, for a purchase price of $200,000 (as adjusted) in cash. The acquisition was accounted for as a purchase. The Company also signed a ten-year lease with a five-year renewal option for the 3,100 square foot retail store operated by the Sound Mill. This property is owned by the former principals of the Sound Mill. The store was renovated for a November, 1998 grand re-opening. Accordingly, the results of operations for this new store have been included in the Company's operations for thenine and three month periods ended July 31, 1999. Pro-forma sales, net income and diluted loss per share would not have been considered material for the nine and three month periods ended August 1, 1998.

In August 1998, the Company signed a ten-year lease with a five-year renewal option for its new 4,600 square foot retail showroom in Greenvale/Roslyn, on the north shore of Long Island, New York. This new retail store also opened in November, 1998. Its results of operations have also been included in the Company's operations for the nine and three months ended July 31, 1999.

Bang & Olufsen products have been sold by the Company since 1980. Bang & Olufsen has decided that it will now focus on developing Bang & Olufsen licensed stores ("Branded Stores") throughout the world. Bang & Olufsen has, accordingly, canceled its dealer agreement with the Company and, with one exception, all other retailers effective May 31, 1999. Since this date, Bang & Olufsen products are available only in Branded Stores. For the period prior to May 31, 1999, the line represented approximately $628,000 or 3.9% of the Company's net sales for the nine month period ended July 31, 1999.

The Company has received a commitment from Bang & Olufsen permitting, but not requiring, the Company to open Branded Stores in Manhattan, Long Island and Connecticut. Pursuant to this commitment, the Company must complete construction of these locations at various dates through November 2000. Bang & Olufsen has authorized the Company to open up to five Branded Stores.

On January 7, 1999, the Company signed a lease and a related Prime Site Marketing Agreement to open a new 1,500 square foot Bang & Olufsen Branded Store in the Union Square area of lower Manhattan. The Company opened this new store in July, 1999. All related preoperating expenses and results of operations for July 1999, have been included in the Company's results of operations for the nine and three months ended July 31, 1999. This is the Company's seventh store and is the third opened since its successful public offering, completed in April, 1998.

3. Segment Disclosures

Effective  November  1, 1998,  the  Company  adopted  the  Financial  Accounting
Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the Company's results of operations or financial position, and did not require the disclosure of segment information.

4. Loss Per Share

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

The basic and diluted loss per common share for the thirty-nine and thirteen weeks ended July 31, 1999 and August 1, 1998, were computed based on the weighted average number of common shares outstanding. Common equivalent shares were not included in the weighted average number of common shares outstanding as their effect was antidilutive. Common equivalent shares of approximately 131,250, relating to the conversion of Preferred Stock, were not considered since their conversion rates were also greater than the fair market value of the Company's common stock, and thus antidilutive.

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

Nine Months and Three Months Ended July 31, 1999 as Compared to Nine Months and Three Months Ended August 1, 1998

Net loss. The Company's net loss for the nine months ended July 31, 1999 was approximately $255,000 as compared to a net loss of approximately $92,000 for the same period last year. The net loss for the third fiscal quarter ended July 31, 1999 was approximately $506,000 as compared to approximately $148,000 for the same quarter last year. The net loss for the nine and three month periods include preoperating expenses relating to the opening of the new Bang & Olufsen store in the Union Square area of lower Manhattan of approximately $85,000 and $40,000, respectively.

Net sales for the nine months ended July 31, 1999, aggregated $16,272,000, an increase of approximately $3,130,000 or 23.8% from the same period last year. Comparable store sales for the nine months ended July 31, 1999, increased approximately $553,000 or 4.3% from the same period last year.

Net sales for the third fiscal quarter ended July 31, 1999, aggregated $4,849,000, an increase of approximately $641,000 or 15.2% as compared to the third quarter of fiscal 1998. Comparable store sales for the third fiscal quarter ended July 31, 1999 decreased $233,000 or 5.6% from the same quarter last year.

Net sales for the nine and three months ended July 31, 1999, increased from the addition of two new Harvey store locations in Mount Kisco in Westchester County and Greenvale/Roslyn on the North Shore of Long Island and from the new Bang & Olufsen branded store opened in July 1999. Net sales in fiscal 1999 have also been positively affected by the Company's e-commerce efforts, particularly with product offerings on eBay and from an increase in demand for its custom installation services. Custom installation services continue to expand and account for approximately 25% of net sales for the nine months ended July 31, 1999, as compared to 23% for the same period last year. The increase in the Company's net sales is attributed to the volume of goods and services sold and to a lesser extent, changes in product lines or prices.

Comparable store sales were down in the third fiscal quarter, as a result of lower sales levels in the months of June and particularly in May, 1999. July's sales results were stronger due to promotional events, including a successful private sale. Same store sales comparisons were also negatively affected by strong year-earlier performance, when comparable store sales increased 18%.

Costs and Expenses. Total cost of sales for the nine months ended July 31, 1999 increased approximately $1,778,000 or 21.9% from the same period last year. Cost of sales for the third quarter of fiscal 1999 increased approximately $379,000 or 14.2% from the same quarter in fiscal 1998. This was primarily the result of increased sales, offset by improved gross profit margins.

The gross profit margin for the nine months ended July 31, 1999 increased to 39.1% from 38.1% for the same period last year. Gross profit margin for the third fiscal quarter ended July 31, 1999, increased to 37.3% from 36.8% for the same quarter in fiscal 1998. The gross profit margin continues to improve, despite additional promotional activities in July 1999, as a result of increased sales of new digital technologies, increased custom installation services and from a strong product mix. Sales training efforts and merchandising emphasis on the sale of higher margin inventory categories and accessories have also helped to increase gross profit margins.

Selling, general and administrative expenses ("SG&A expenses") increased 32.1% or approximately $1,597,000 for the nine months ended July 31, 1999 as compared to the same period last year. SG&A expenses for the third fiscal quarter ended July 31, 1999 increased 34.9% or $591,000 from the third quarter last year. Comparable SG&A expenses increased 11.8% ($585,000) and 12.1% ($204,000) for the nine and three month periods, respectively, as compared to the same periods last year. Total SG&A expenses increased primarily from the two new Harvey stores opened in November 1998, coupled with the preoperating expenses and the opening of the new Bang & Olufsen store in July 1999. Comparable store SG&A expenses increased from additional payroll and payroll related items, occupancy costs, professional expenses, insurance costs, advertising expenses and various store operating expenses including costs of offering extended interest-free financing to its customers. In fiscal 1999, the Company has incurred additional expenses relating to the expansion of its custom installation business and its training efforts. These increases were partially offset by reduced stock compensation expenses.

Interest expense decreased approximately $74,000 or 40.6% for the nine months ended July 31, 1999, as compared to the same period last year. The decrease was primarily due to the paydown of outstanding borrowings under the revolving line of credit facility through February 1999, from the net proceeds from the public offering. Interest expense increased approximately $31,000 or 161.9% in the third fiscal quarter ended July 31, 1999 from the same quarter last year. The increase was due to borrowings under the revolving line of credit facility, which began in March 1999. In the third quarter of 1998, there were no borrowings under the revolving line of credit facility.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities was 1.96, or approximately $2,298,000 at July 31, 1999, as compared to 1.91, or approximately $2,355,000, at October 31, 1998. The slight increase in the current ratio was primarily due to the reduction of accounts payable, offset by the use of cash for the period. The decreases in accounts payable were funded by the Company's revolving line of credit facility, which is classified as long-term debt as of July 31, 1999.

Net cash used in operating activities was approximately $14,000 for the nine months ended July 31, 1999, as compared to net cash used of approximately
$654,000 for the same period last year. The improvement in cash used in operating activities was primarily due to a reduction in cash used in fiscal 1999 to pay down accrued expenses coupled with a decrease in prepaid expenses and offset by an increase in the net loss.

Net cash used in investing activities was approximately $841,000 for the nine months ended July 31, 1999 as compared to net cash provided of approximately $105,000 for the same period in fiscal 1998. Net cash used for the first nine months of fiscal 1999 was due primarily to capital expenditures ($797,000) relating to three new store openings. In fiscal 1998, the Company benefited from the redemption of a $200,000 certificate of deposit.

Net cash provided from financing activities was approximately $650,000 for the nine months ended July 31, 1999 as compared to approximately $1,705,000 for the same period last year. In March 1999, the Company began to borrow from its revolving line of credit facility and borrowed approximately $913,000 as of July 31, 1999. The increase in cash from financing activities for the first nine months in fiscal 1998 was primarily from the net proceeds from the Company's successful public offering, offset by the repayment of the Company's revolving line of credit facility and a term loan.

On November 5, 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital LLC ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. The Paragon facility provides an improved advance rate on the Company's inventory, as compared to the Company's previous facility with Congress Financial Corporation. The interest rate on borrowings up to $2,500,000 is 1% in excess of the rate of interest announced publicly by Norwest Bank, Minnesota, National Association, from time to time as its "prime rate" (the "Prime Rate"). The rate charged on outstanding balances over $2,500,000 is 1.75% above the Prime Rate. A commitment fee of $49,500 was paid by the Company at closing (which is being amortized over three years) and a facility fee ($24,750) of three-quarters of one percent (.75%) of the maximum credit line will be charged in each year. Monthly maintenance charges and a termination fee also exist under the line of credit. At September 1, 1999, borrowings under the Paragon revolving line of credit facility approximated $973,000.

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

Pursuant to the credit facility, the Company must maintain certain levels of inventory, trade accounts payable, inventory purchases, net income or loss and minimum gross profit margins. Additionally, the Company's capital expenditures can't exceed a predetermined amount.

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

As Bang & Olufsen focuses on developing Bang & Olufsen licensed branded stores ("Branded Stores") throughout the world, it has canceled its dealer agreement with the Company and, with one exception, all other retailers effective May 31, 1999. Since this date, Bang & Olufsen products are available in Branded Stores.

The Company received a commitment from Bang & Olufsen permitting, but not requiring, the Company to open Branded Stores in Manhattan, Long Island and Connecticut. Pursuant to this commitment, the Company must complete construction of these locations at various dates through November 2000. No assurance can be given about the number of Branded Stores that the Company will open. Capital expenditures necessary for each 1,500 square foot store, including inventory, should approximate $350,000.

On January 7, 1999, as part of its expansion plan in New York region, the Company signed a lease and a related Prime Site Marketing Agreement to open a new 1,500 square foot Bang & Olufsen Brand Store in the Union Square area in lower Manhattan. The Company opened this new store in July 1999.

This Branded Store is the first of two stores the Company plans to open in Manhattan. There is currently no location, lease agreement or timetable for the second Bang & Olufsen store. The new store sells highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories and other approved non-Bang & Olufsen products. The store also offers professional custom installation of multi-room audio and home theater systems. This new store is the Company's seventh, and is the third store opened since its successful public offering, completed in April 1998.

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

The Company intends to redirect its marketing funds beginning in the first fiscal quarter of fiscal year 2000. This reallocation of funds will broaden the Company's media presence through the use of cable and network television advertising.

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

Based on recent assessments, the Company determined that it will be required to modify significant portions of it software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications of its existing software, the Year 2000 Issue can be mitigated. As a result, the Company has formulated a plan with its software and service provider called Rescue 2000, to make all modifications to twelve operating modules in its software systems. As of August 1999, all of the core module modifications have been completed, implemented and tested. The only remaining modification is the upgrade of the Company's operating system, which will be performed before September 30, 1999.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. As of August 1999, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing and inventory systems. The Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company's operations.

The Company will utilize its external software and service provider to complete any additional remaining Year 2000 modification or system upgrades, the remaining cost of which is not expected to be significant. The Company will evaluate that status of completion of the Year 2000 modifications in September 1999 and will undertake all remaining necessary steps to seek to ensure its systems are Year 2000 compliant.

PART II. OTHER INFORMATION:

Items 1, 2, 3, 4 and 5 were not applicable in the third quarter ended July 31, 1999.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit Number                     Description

                27                          Financial Data Schedule

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of fiscal 1999.

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 8, 1999.

                                    Harvey Electronics, Inc.

                                    By:/s/ Franklin C. Karp
                                       --------------------
                                       Franklin C. Karp
                                       President

                                    By:/s/ Joseph J. Calabrese
                                       -----------------------
                                       Joseph J. Calabrese
                                       Executive Vice President, Chief Financial
                                       Officer, Treasurer & Secretary