Form 10KSB
period 1999-10-30
HARVEY ELECTRONICS INC
filed 2000-01-28
CIK 46043

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                   Form 10-KSB

 Annual Report Under Section 13 or 15(d) of The Securities Exchange Act Of 1934

                   For the fiscal year ended October 30, 1999

  Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of
     1934 for the Transition Period from _____________ to _________________


                           Commission File No. 1-4626

                            Harvey Electronics, Inc.
              (Exact name of small business issuer in its charter)

        New York                                            131534671
   ----------------------------------- -----------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  205 Chubb Avenue, Lyndhurst, New Jersey 07071
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (201) 842-0078

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                    Redeemable Common Stock Purchase Warrant
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year.             $21,386,507

State the number of shares outstanding of each of the issuer's classes of common
equity, as of January 10, 2000.                                       3,282,833

As of January 10, 2000, the aggregate market value of the registrant's common stock held by nonaffiliates computed by reference to the price at which the stock was sold was $4,558,108. The shares are currently traded on the NASDAQ SmallCap Market under the symbols "HRVE" for the Common Stock and "HRVEW" for the Warrants to purchase Common Stock.

                                                                              37
Part I

Item 1. Description of Business.

General

Harvey Electronics, Inc. ("Harvey" or the "Company") is engaged in the retail sale, service and custom installation of high quality audio, video and home theater equipment. The equipment includes high fidelity components and systems, video cassette recorders ("VCR"), digital versatile disc players ("DVD"), high definition television ("HDTV"), direct view projection and plasma flat-screen television sets, audio/video furniture, digital satellite systems, conventional telephones and related accessories. The Company has been engaged in this business in the New York Metropolitan area for seventy-two years. The Company currently operates six Harvey specialty retail stores and one Bang and Olufsen branded store. The two Harvey Manhattan stores are located on Broadway at 19th Street and on 45th Street at Fifth Avenue. The Company's newest Harvey stores opened in November 1998 on Glen Cove Road in Greenvale/Roslyn, Long Island and Main Street in Mount Kisco, Westchester County, New York. Its other two Harvey stores are located on Route 17 in Paramus, New Jersey, and on West Putnam Avenue in Greenwich, Connecticut. In July 1999, the Company opened a new Bang and Olufsen branded store in the Union Square area of lower Manhattan.

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

Sale of Common Stock and Warrants in Public Offering

On April 7, 1998, the Company completed an issuance of its common stock and common stock warrants in a public offering (the "Offering"). The Offering was co-managed by The Thornwater Company, L.P. (the "Representative"), which sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares by Harvey Electronics, LLC ("HAC") 2,104,500 of Warrants ("Warrants") to acquire additional shares of the Company's common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.1 million, were used to open three new retail stores and for general working capital purposes.

The net proceeds from the Offering were also used to repay temporarily the Company's credit facility ($2,262,306) and to retire the principal ($350,000) and interest ($47,627) of a term loan.

Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price, for a period of three years commencing March 31, 2000. The Warrants are redeemable (at $0.10 per warrant), at the Company's option commencing March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share.

In late November 1997, HAC transferred 85,000 shares of Common Stock to certain employees and directors of the Company and an individual who is a preferred shareholder and a member of HAC. Such transfer was treated for accounting purposes as if such shares were issued by the Company as compensation to such persons. The Company recorded a deferred compensation charge equal to the fair market value of the shares ($297,500) and was amortizing this balance over a two-year forfeiture period. However, in October 1998, HAC removed this two-year forfeiture provision and the Company accelerated its charge to stock compensation expense. As a result, $297,500 was recorded to expense for fiscal 1998.

As compensation for the Offering, the Underwriters received a 10% commission; a 3% non-accountable expense allowance and Warrants for 10% of the number of shares of common stock and Warrants sold to the public. These Warrants are non-exercisable for one year following the Effective Date and are exercisable thereafter for a period of five years at 120% of the Offering price. At closing, the Company paid the Representative $123,660, representing the prepayment of a three-year financial advisory and consulting agreement. As of October 31, 1998, this financial advisory and consulting agreement was mutually terminated. Additionally, the Representative agreed to eliminate the lock-up arrangement with respect to shares owned by the Company's majority shareholder, HAC, and members of management. As a result, the Company accelerated the amortization of the prepaid three-year financial advisory and consulting fee paid to the Representative and recorded a charge to operations of $123,660 for fiscal 1998.

Products

The Company offers its customers a wide selection of high-quality consumer audio, video and home theater products, the distribution of which is limited to specialty retailers (generally referred to in the industry as "esoteric brands.") The Company is one of the country's largest retailers of "esoteric brands" manufactured by Bang and Olufsen, Marantz, McIntosh, Vienna Acoustics, Sonus Faber, Kef, Nakamichi and Adcom, whose products the Company has sold for a number of years. The Company believes that it benefits from strong working relationships with these manufacturers. See Page 6, below, for a discussion about Bang & Olufsen.

For the fiscal year ended October 30, 1999, the Company's audio product sales represented approximately 71% of the Company's net sales and yielded gross
profit  margins  of  approximately   40%.  The  Company's  video  product  sales
represented approximately 25% of the Company's net sales and yielded gross profit margins of approximately 28%. The Company also provides custom installation of products it sells. Approximately 22% of net product sales currently involve custom installation. The labor portion of custom installation presently represents approximately 4% of net sales. The Company also sells extended warranties on behalf of third party providers. Sales of extended warranties which yield a gross profit margin in excess of 49%, represent 1% of the Company's net sales.

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

                                            Fiscal Year        Fiscal Year
                                               Ended              Ended
                                             October 30,       October 31,
                                                1999               1998
                                           -------------------------------------

Audio Components                                 49%                52%
Mini Audio Shelf Systems                          8                  7
TV and Projectors                                18                 17
VCR/DVD/DSS                                       7                  7
Furniture                                         5                  4
Cable and Wire                                    5                  5
Accessories                                       6                  6
Extended Warranties                               1                  1
Miscellaneous                                     1                  1
                                           _____________________________________
                                                100%               100%
                                           =====================================

The percentage of sales by each product category is affected by promotional activities, consumer preferences, store displays, the development of new products and elimination or reduction of existing products and, thus, a current sales mix may not be indicative of the future sales mix.

The Company believes that it is well positioned to benefit from advances in technologies because new technologies tend to be expensive when first introduced and the Company's target customers desire and can afford such products. Three new technologies, HDTV, DVD and plasma flat-screen television have recently been introduced. The DVD player provides enhanced picture and sound quality in a format far more convenient and durable than videotape. The plasma flat-screen television allows a 40 inch television to be only six inches from front to back. This allows the set to be far less obtrusive and more easily integratable into the home. High definition television has significantly improved picture quality.

The Company intends to continue its recent emphasis on custom installation (currently representing 26% of net sales) which can extend from a single room audio/video system to an entire house with a combined selling price of installation, labor and product from about $5,000 to in excess of $100,000. The Company believes custom installation provides the opportunity to bundle products and increase margins. For example, rather than just selling a television with an approximate gross profit margin of 28%, custom installation enables the Company to sell to the same customer speakers at a margin exceeding 40%, accessories at a margin approximating 50% and installation labor with margins of over 41%.

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

Operations

Supplies, Purchasing and Distribution

The Company purchases its products from approximately eighty manufacturers, ten of which accounted for approximately 54% of the Company's purchases for the fiscal year ended October 30, 1999. These ten manufacturers are Bang & Olufsen, Bose, Marantz, McIntosh, Mitsubishi, Monster Cable, Nakamichi, Pioneer Elite, Sony and Vienna Acoustics. Sony accounted for more than 10% of the Company's purchases for the fiscal year ended October 30, 1999, and Bang & Olufsen and Marantz each accounted for more than five (5%) percent of purchases for such period.

The Company has entered into substantially identical dealer agreements with each of Marantz America, Inc., Audio Control, Sony, Cinemapro Corporation, Mitsubishi Electronics America, Inc., Lenbrook America, LLC (a distributor of KEF products), Pioneer Electronics (USA), Inc., NAD Electronics of America, Niles Audio Corporation, Inc. and Runco International. Under each dealer agreement, the Company is authorized to sell the manufacturer's products from specified retail locations to retail customers and cannot sell the products by telephone or mail order. Each agreement is for a term of a year or two, subject to renewal or extension. The Company's dealer agreement with Niles Audio requires the Company to purchase at least $240,000 of equipment per year.

The Company believes that competitive sources of supply would be available for many of the Company's products if a current vendor ceased to supply to the Company. However, a loss of a major source of supply of limited distribution product could have an adverse impact on the Company.

Bang & Olufsen products have been sold by the Company since 1980. Bang & Olufsen has decided that it will now focus on developing Bang & Olufsen licensed stores ("Branded Stores") throughout the world. Bang & Olufsen has, accordingly, canceled its dealer agreement with the Company and, with one exception, all other retailers effective May 31, 1999. Since this date, Bang & Olufsen products are available only in Branded Stores. For the period prior to May 31, 1999, the line represented approximately $628,000 or 3% of the Company's net sales for fiscal 1999.

On January 7, 1999, the Company signed a lease and a related Prime Site Marketing Agreement to open a new 1,500 square foot Bang & Olufsen Branded Store in the Union Square area of lower Manhattan. The Company opened this new store in July 1999. All related preoperating expenses and results of operations have been included in the Company's results of operations for the fiscal year ended October 30, 1999. This is the Company's seventh store and is the third opened since its successful public offering, completed in April 1998.

The Company has received a commitment from Bang & Olufsen permitting, but not requiring, the Company to open two additional Branded Stores in Manhattan and Connecticut. Pursuant to this commitment, the Company must agree to purchase these locations by May 2000.

The new Branded Store sells highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories. The store will also sell video products including LCD projectors, HDTV's, DVD players, plasma flat-screen televisions, and A/V furniture and accessories. The store also offers professional custom installation of multi-room audio and home theater systems.

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

The Company historically has not had material losses of inventory and does not experience material losses due to cost and market fluctuations, overstocking or technology. The Company's inventory turnover for the fiscal year ended October 30, 1999, was approximately 2.9 times.

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

Many of the competitors sell a broader range of electronic products, including computers, camcorders and office equipment, and many have substantially larger sales and greater financial and other resources than the Company. The Company competes by positioning itself as a retailer of high quality limited distribution audio and video products and by offering services such as custom installations which are not generally offered by the mass merchants.

Very few, if any, of the audio products sold by the Company, other than Bose products, radios and other portable products, are available at the mass merchants. Of the major video products sold by the Company, generally only Sony, Panasonic and Mitsubishi televisions are sold by the mass merchants.

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

In the latter part of fiscal 1999, the Company decided to materially modify its advertising program, including the decision to begin network and cable television advertising, which had not been done in the past by the Company. In addition, the frequency and size of the Company's print ads were increased. Finally, the Company returned to advertising on radio. The new campaign was fully implemented in November 1999. The results of this significant investment in increased advertising have been quite positive to date.

The television, radio, direct mail and certain of the print advertising differentiates the Company by emphasizing the Harvey home theater experience, including superior audio/video products custom installed by the Company and controlled by one easy to operate remote control.

The Company currently uses larger, more frequent print advertising, emphasizing image, products, and technology in the New York Times, New York Magazine, Greenwich Magazine, Newsday, Bergen Record, Greenwich Times, Stanford Advocate and the Gannett Journal News. The Company also distributes direct mail advertising several times a year to reach its customer database of over 65,000. Some of the direct mail promotions are for specific manufacturers, products, or technology, and are supported by the manufacturers.

Television advertising is currently a 30 second commercial run on the WNBC, WABC and WCBS networks as well as cable advertising on CNN, ESPN, MSG and CNBC. Radio advertising is currently running on news, sports and business stations on AM radio.

All advertising consistently offer attractive financing alternatives on purchases on credit without interest for six or twelve months. The Company also maintains an Internet site on the World Wide Web, at www.harveyonline.com. The site promotes the Company's manufacturers and their products as well as the Company's retail stores and custom installation services.

The following table shows the Company's gross advertising costs and net advertising expense as a percentage of net sales for the periods presented. Net advertising expense represents gross advertising cost less market development funds, cooperative advertising and other promotional amounts received from the manufacturers.

                                         Fiscal Year          Fiscal Year
                                             Ended                Ended
                                          October 30,          October 31,
                                             1999                 1998
                                       -----------------------------------------

Gross advertising costs                    $1,220,000          $ 962,000
Net advertising expenses                     227,000             233,000
Percentage of net sales                          1.1%                1.3%

The Company has retained an outside advertising agency who is paid a monthly retainer of $10,000 plus approved expenses. This agreement expired December 31, 1999 and the Company has renewed this agreement for one year with a new monthly retainer of $15,000.

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

Employees

As of October 30, 1999, the Company employed approximately 109 full-time employees of which 15 were management personnel, 12 were administrative personnel, 47 were salespeople, 16 were warehouse workers and 19 were engaged in custom installation.

The salespeople, warehouse workers, and installation staff (82 people) are covered by a collective bargaining agreement with the Company which expires August 1, 2000. The Company has never experienced a material work stoppage and believes that its relationships with its employees and the union are satisfactory.

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

The Company leases the following retail premises:

                            Expiration
                             Date of                  Approximate
                             Current                    Selling
                             Annual       Renewal       Square           Rent
                             Lease        Options       Footage         Expense
Location
________________________________________________________________________________

2 West 45th Street          6/30/2005      None          7,500         $498,000
New York, NY

556 Route 17 North          6/30/2003      None          7,000         $258,000
Paramus, NJ

888 Broadway                 1/1/2001      None          4,000         $300,000
at 19th St.
New York, NY
(within ABC Carpet & Home)

19 West Putnam Ave.         9/30/2001      5 years       5,300         $213,000
Greenwich, CT

44 Glen Cove Road           8/15/2009      None          4,600         $192,000
Greenvale, NY

115 Main St.                8/31/2008      None          3,100         $67,000
Mt. Kisco, NY

973 Broadway               12/31/2005      5 year        1,500         $114,000
New York, NY
(Bang & Olufsen Branded Store)

Item 3. Legal Proceedings.

Except as set forth herein, the Company believes that it is not a party to any material asserted legal proceedings other than those arising in the ordinary course of business and which are fully covered by insurance. The Company maintains general liability and commercial insurance in amounts believed to be adequate. However, there can be no ssurance that such amounts of insurance will fully cover claims made against the Company in the future.

There are outstanding disputed tax claims of approximately $52,000 which were made against the Company during its Chapter 11 proceeding. The Company has provided reserves of $10,000 for such taxes, penalties and interest, which the Company believes to be adequate. However, there can be no assurance that the reserve will be sufficient to cover these tax claims.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 20, 1999, the Company's shareholders at an Annual Meeting (i) elected Franklin C. Karp (3,005,988 shares in favor, 13,056 shares against), Joseph J. Calabrese (3,055,988 shares in favor, 13,056 shares against), Michael E. Recca (3,055,450 shares in favor, 13,594 shares against), Fredric J. Gruder (3,005,950 shares in favor, 13,094 shares against), Stewart L. Cohen (3,005,988 in favor, 13,056 shares against) and William F. Kenny (3,005,988 shares in favor, 13,056 shares against) and William F. Kenny III (3,005,988 shares in favor, 13,056 shares against) as directors of the Company; and (ii) approved the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 30, 1999 (3,018,024 shares in favor, 1,009 shares against).

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

The following table indicates the quarterly high and low stock prices for fiscal year 1999 and 1998:

Quarter Ended                  High              Low
------------------------- ---------------- -----------------

January 30, 1999              $2.0625        $   .875
May 1, 1999                    3.250            1.4688
July 31, 1999                  2.6875           1.875
October 30, 1999               1.9375           1.2812
January 31, 1998                N/A              N/A
May 2, 1998                    6.00             2.00
August 1, 1998                 4.50             1.625
October 31, 1998               2.625             .625

The Company has paid no dividends on its common stock for the last two years and does not expect to pay dividends on common stock in the future.

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

Common Stock

The Company is authorized to issue 10,000,000 shares of Common Stock with a par value of $0.01 per share. As of January 10, 2000, 3,282,833 shares are outstanding and held by approximately 1,600 shareholders of record.

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

Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. As of January 10, 2000, 875 shares of Preferred Stock were issued and outstanding and were held by five holders of record.

The Preferred Stock may be issued from time to time without stockholder approval in one or more classes or series. A holder of the Preferred Stock is not entitled to vote except as required by law.

Dividends on the Preferred Stock are cumulative from the day of original issuance, whether or not earned or declared. In the event the Board of Directors declares dividends to be paid on the Preferred Stock, the holders of the Preferred Stock will be entitled to receive semiannual dividends at the rate of eighty-five ($85) dollars per share payable in cash on the last business day of June and December in each year. For calendar year 1997, the Company elected to defer payment of the dividends over a three-year period. The preference rate for calendar year 1997 is $105 per share, with interest at the rate of 8.5% per annum. The December 1999 ($35,000) and 1998 ($38,000) installments relating to the 1997 dividends have been paid to date by the Company. Total Preferred Stock dividends of $112,809 were paid in fiscal 1999. In addition, no dividend shall be paid, or declared, or set apart for payment upon, and no other distribution shall at any time be declared or made in respect of, any shares of Common Stock, other than a dividend payable solely in, or a distribution of, Common Stock, unless full cumulative dividends of the Preferred Stock for all past dividend periods and for the then current dividend period have been paid or have been declared and a sum sufficient for the payment thereof has been set apart.

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

Item 6. Management's Discussion and Analysis or Plan of Operations.

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

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 30, 1999 and October 31, 1998, appearing elsewhere in this Form 10-KSB.

Statements of Operations Data:
                               Fiscal Year      Fiscal Year        Fiscal Year
                                 Ended             Ended              Ended
                                October 30,     October 31,        November 1,
                                  1999             1998               1997
                             ---------------------------------------------------
                                      (In thousands, except share data)

Net sales                       $ 21,386         $ 17,262           $ 15,398
Cost of sales                     13,082           10,646              9,765
                             ---------------------------------------------------
Gross profit                       8,304            6,616              5,633
Gross profit percentage             38.8%            38.3%              36.6%
Interest expense                     179              224                325
Selling, general and               9,043            6,756              6,706
administrative expenses
Other income                          72               70                 73
Stock compensation expense             -              297                  -
Financial advisory and
consulting fee to                      -              124                  -
Underwriter
Costs associated with                  -              114                  -
lease transaction
                             ---------------------------------------------------
Net loss                            (846)            (829)            (1,325)

                               Fiscal Year      Fiscal Year        Fiscal Year
                                 Ended            Ended              Ended
                               October 30,      October 31,        November 1,
                                 1999             1998               1997
                            ----------------------------------------------------
                                    (In thousands, except share data)

Accretion of                            -                (6)               (78)
Preferred Stock
Preferred Stock                       (74)              (83)               (71)
dividend requirement
                            ====================================================
Net loss attributable            $   (920)         $  (918)          $ (1,474)
to Common Stock
                            ====================================================
Basic and diluted net loss
applicable to common             $   (.28)         $  (.32)          $   (.65)
shareholders
                            ====================================================
Basic and diluted weighted
average outstanding              3,282,833         2,844,751         2,257,833
during the period
                            ====================================================

Balance Sheet Data:

                                          October 30,        October 31,
                                             1999               1998
                                      -------------------------------------
                                                  (in thousands)

Working capital                              $ 925 (1)         $2,355 (1)
Total assets                                 9,745              8,389
Long-term liabilities                          251                266
Total liabilities                            5,140 (1)          2,865 (1)
Total shareholders' equity                   4,605              5,525

(1) The balance outstanding under the Company's revolving line of credit facility ($1,477,603) at October 30, 1999 is presented as a current liability as the line was temporarily paid down in December 1999. At October 31, 1998, no amounts were outstanding under the revolving line of credit facility.

Fiscal Year Ended October 30, 1999 as Compared to Fiscal Year Ended October 31, 1998

Net Loss

The net loss for the fiscal year ended October 30, 1999 was $845,519 as compared to a net loss of $828,871 for the fiscal year ended October 31, 1998. The net loss for fiscal 1999 includes preoperating expenses relating to the opening of the new Bang & Olufsen store in the Union Square area in lower Manhattan of approximately $115,000.

The net loss for fiscal 1998 included non-cash stock compensation expense of $297,500 and various costs associated with the surrender of a real estate lease of $113,782. Additionally, fiscal 1998 includes an expense of $123,660 representing three years of consulting fees paid to the Underwriter at the closing of the Company's successful public offering. These fees, which were to be amortized over three years, were fully charged to expense in fiscal 1998, as a result of the early termination of the Financial Advisory and Consulting Agreement between the Company and its underwriter.
Revenues

Net sales for the fiscal year ended October 30, 1999, aggregated $21,387,000, an increase of approximately $4,124,000 or 23.9% from the prior year. Comparable store sales for the year ended October 30, 1999, increased approximately $602,000 or 3.5% from the prior fiscal year.

Fiscal 1999 includes sales from four mature Harvey retail stores and two new Harvey stores opened in November 1998. Fiscal 1999 also includes sales from the Company's new Bang & Olufsen branded store opened in July 1999. Net sales in 1999 have also been positively affected by the Company's e-commerce efforts particularly with product offerings on eBay and from increased demand for its custom installation services.

Fiscal 1998 includes sales from three mature Harvey stores and one Harvey store opened in Greenwich, Connecticut in January 1997. Also included in fiscal 1998 sales, is approximately one month of sales relating to the Mount Kisco store, acquired in August 1998.

Custom installation services continue to expand and account for approximately 26% of net sales for fiscal 1999 as compared to 25% for fiscal 1998. The increase in net sales for fiscal 1999 is attributed to the volume of goods and services sold and to a lesser extent, changes in product lines or prices.

Comparable store sales for fiscal 1999 increased over fiscal 1998, primarily from increased demand for new digital products such as DVD, HDTV, plasma flat-screen televisions and an increase in our custom installation services.

The overall performance of the Company was negatively impacted by the decline in sales during the third and fourth quarters. In particular during May (the first month of the third quarter), overall sales declined by approximately 17% while comparable store sales declined by approximately 30%. May 1999 was the first month that Harvey experienced a decline in total sales since 1996.

Costs and Expenses

Total cost of sales for the fiscal year ended October 30, 1999, increased approximately $2,436,000 or 22.9% from the prior fiscal year. This was primarily the result of increased sales, offset by improved gross profit margins.

The gross profit margin for the fiscal year ended October 30, 1999 was 38.9% as compared to 38.3% for the prior fiscal year. The gross profit margin improved, despite additional promotional activities in 1999, as a result of increased sales of new digital technologies, increased custom installation services and from a strong product mix. Sales training efforts and merchandising emphasis on the sale of higher margin inventory categories and accessories have also helped to increase the gross profit margin.

Selling, general and administrative expenses ("SG&A expenses") increased 33.8% or approximately $2,287,000 for the fiscal year ended October 30, 1999 as compared to the prior year. Total SG&A expenses increased in fiscal 1999 as compared to fiscal 1998, primarily from the two new Harvey stores opened in November 1998, coupled with the preoperating expenses and the opening of the new Bang & Olufsen store in July 1999.

Comparable SG&A expenses increased 13.7% or approximately $927,000 for the fiscal year ended October 30, 1999 as compared to the prior year. Comparable SG&A expenses increased from additional payroll and payroll related items, occupancy costs, professional expenses, insurance costs, expenses relating to Y2K modifications, depreciation expense and various store operating expenses. In fiscal 1999, the Company has also incurred additional expenses relating to the expansion of its custom installation business and its training efforts.

Interest expense decreased approximately $44,000 or 19.8% for the fiscal year ended October 30, 1999 as compared to the prior fiscal year. The decrease was primarily due to the paydown of outstanding borrowings under the revolving line of credit facility through February 1999, from the net proceeds of the public offering.

Fiscal Year Ended October 31, 1998 as Compared to
   Fiscal Year Ended November 1, 1997

The fiscal year ended 1998 is a fifty-two week year as compared to fifty-three week year for fiscal 1997.

Net Loss

The net loss for the fiscal year ended October 31, 1998 was reduced to $828,871 as compared to a net loss of $1,325,212 for the fiscal year ended November 1, 1997. As mentioned earlier, the net loss for fiscal 1998 included non-cash stock compensation expense of $297,500 and various costs associated with the surrender of a real estate lease of $113,782. Additionally, fiscal 1998 includes an expense of $123,660 representing three years of financial advisory and consulting fees pre-paid to the underwriter at the closing of the Company's successful public offering. These fees, which were to be amortized over three years, were fully charged to expense in fiscal 1998 as a result of the early termination of the Financial Advisory and Consulting Agreement between the Company and its underwriter. Such charges to operations during fiscal 1998 aggregated $534,942 or approximately $.19 per share. Excluding these charges, the Company's loss was $293,929 for fiscal 1998, as compared to a loss of $1,325,212 for fiscal 1997.

Revenues

Net sales for the fiscal year ended October 31, 1998 increased approximately $1,864,000 or 12.1% over the fiscal year ended November 1, 1997. Comparable store sales for fiscal 1998 increased approximately 15.8% as compared to fiscal 1997.

Fiscal 1998 includes sales from three mature stores and one new store opened in Greenwich, Connecticut in January 1997. Also included in fiscal 1998 sales, is approximately one month of sales relating to the newly acquired Mount Kisco store, prior to its renovation in November 1998. Fiscal 1997 includes sales from three mature stores and the Greenwich, Connecticut store for only ten months. Fiscal 1997 also includes only three months of sales from one retail store which was closed in February 1997.

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

Cost and Expenses

Total cost of sales for the fiscal year ended October 31, 1998 increased approximately $882,000 or 9.0% from the fiscal year ended November 1, 1997. This was primarily the result of increased comparable store sales offset by the one store closed in February 1997, and by the overall improvement of gross profit margins.

Gross profit margin for the fiscal year ended October 31, 1998 was 38.3% as compared to 36.6% for the fiscal year ended November 1, 1997.

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

Selling, general and administrative expenses ("SG&A expense") increased less than 1% or approximately $50,000 for the fiscal year ended October 31, 1998 as compared to the fiscal year ended November 1, 1997.

The increase in SG&A expenses for fiscal 1998 as compared to fiscal 1997, was primarily due to a general increase in payroll and payroll related items, professional expenses, and various store operating expenses as a result of increased sales. These increases were partially offset by reduced advertising and occupancy costs. The decrease in occupancy was primarily the result of a reduction in warehouse space beginning in fiscal 1998 and from the closing of a retail store in February 1998.

Interest expense decreased approximately $102,000 or 31.2% for the fiscal year ended October 31, 1998 as compared to the fiscal year ended November 1, 1997.

The decrease in interest expense for fiscal 1998 as compared to fiscal 1997 was primarily due to the elimination of debtor-in-possession financing which was outstanding through December 1996, and the reduction of interest paid to the Company's lender, subsequent to the paydown of the credit facility in April 1998 using part of the net proceeds from the public offering.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities was 1.19 or approximately $925,000 at October 30, 1999, as compared to 1.91 or approximately $2,355,000 at October 31, 1998. At October 30, 1999, the balance outstanding
under  the  Company's  revolving  line  of  credit  facility   ($1,477,603)  was
classified as a current liability as the line of credit was temporarily paid down in December 1999 from the increased sales of the Christmas selling season. At October 31, 1998, no amounts were outstanding under the revolving line of credit facility. The decrease in the current ratio is also due to cash used in operations during fiscal 1999.

Net cash used in operating activities was approximately $669,000 for the fiscal year ended October 30, 1999 as compared to cash used of approximately $1,229,000 for the prior fiscal year. The improvement in cash used in operating activities for fiscal 1999 was due primarily to an increase in accounts payable and accrued expenses and other current liabilities, offset by an increase in inventories. In fiscal 1998, accounts payable and accrued expenses and other liabilities were reduced using the proceeds of the public offering.

Net cash used in investing activities was approximately $831,000 for fiscal 1999 as compared to approximately $504,000 used in fiscal 1998. Net cash used in fiscal 1999 was due primarily to capital expenditures ($828,000) primary relating to three new store openings. In fiscal 1998, the Company benefited from the redemption of a $200,000 certificate of deposit.

Net cash provided from financing activities was approximately $1,302,000 for fiscal 1999 as compared to approximately $1,944,000 for the prior fiscal year. In March 1999, the Company began to borrow from its revolving line of credit facility and borrowed approximately $1,478,000 for fiscal 1999. The revolving line of credit facility increased primarily to fund new store openings, increased accounts receivable, prepaid expenses and part of the Company's net loss. The increase in cash from financing activities for fiscal 1998 was primarily from the net proceeds from the Company's successful public offering, offset by the temporary repayment of the Company's revolving line of credit facility and a term loan.

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital LLC ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. The Paragon facility provides an improved advance rate on the Company's inventory, as compared to the Company's previous facility with Congress Financial Corporation. The interest rate on borrowings up to $2,500,000 is 1% in excess of the rate of interest announced publicly by Norwest Bank, Minnesota, National Association, from time to time as its "prime rate" (the "Prime Rate") (8.25% at October 30, 1999). The rate charged on outstanding balances over $2,500,000 is 1.75% above the Prime Rate. A commitment fee of $49,500 was paid by the Company at closing (which is being amortized over three years) and a facility fee ($24,750) of three-quarters of one percent (.75%) of the maximum credit line will be charged in each fiscal year. Monthly maintenance charges and a termination fee also exist under the line of credit. At January 10, 2000, there were no outstanding borrowings under the Paragon revolving line of credit facility.

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

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of net income or loss and minimum gross profit margins. Additionally, the Company's capital expenditures cannot exceed a predetermined amount.

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

On December 2, 1999, the Company announced it had reached an agreement in principle with CoolAudio.com, Inc. ("CoolAudio") to merge the two companies in a stock for stock transaction pursuant to which CoolAudio would have merged with and into the Company. As of the date hereof, the Company and CoolAudio have not reached an agreement regarding the terms of the merger transaction. The Company and CoolAudio continue to negotiate the terms of the proposed merger, but there can be no assurance the Company will enter into definitive agreements with CoolAudio or consummate the merger transaction.

In April 1998, the Company completed a public offering ("Offering") of its common stock and common stock purchase warrants. The Offering was co-managed by The Thornwater Company, L.P., which sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by Harvey Acquisition Company, LLC, the Company's major shareholder. 2,104,500 Warrants to acquire additional shares of the Company's common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.1 million, were used for retail store expansion and general working capital purposes.

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

This Branded Store is the first of two stores the Company plans to open in Manhattan. There is currently no location or lease agreement for the second Bang & Olufsen store. The new store sells highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories and other approved non-Bang & Olufsen products. The store also offers professional custom installation of multi-room audio and home theater systems. This new store is the Company's seventh, and is the third store opened since its successful public offering, completed in April 1998.

The Company received a commitment from Bang & Olufsen permitting, but not requiring, the Company to open two additional Branded Stores in Manhattan and Connecticut. Pursuant to this commitment, the Company must agree to pursue these locations by May 2000. No assurance can be given about the number of Branded Stores that the Company will open. Capital expenditures necessary for each 1,500 square foot store, including inventory, should be approximately $350,000.

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

The Company intends to continue to redirect and substantially increase its marketing funds which began in the first fiscal quarter of fiscal year 2000. This reallocation of funds will broaden the Company's media presence with the addition of cable and network television advertising.

Management believes that cash on hand, cash flow from operations and funds made available under the credit facility with Paragon, will be sufficient to meet the Company's anticipated working capital needs and expansion plan for at least the next twelve-month period.

During the periods presented, the Company was not significantly impacted by the effects of inflation. The Company did benefit from a strong Christmas demand in November and December 1999.

Year 2000 Modifications

In fiscal 1999, the Company successfully implemented all Year 2000 modifications to upgrade its operating systems. Currently, the Company's computer environment is operating as designed, as all systems are Year 2000 compliant. The Company does not anticipate any additional material capital expenditures or management efforts in this regard for fiscal 2000.


 Financial Statements

The information required by this item is incorporated by reference to the Company's financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

     Name                            Age (1)           Position
--------------------------------------------------------------------------------

Michael Recca                          49        Chairman and Director
William F. Kenny, III                  68        Director
Stewart L. Cohen (2)                   45        Director
Fredric J. Gruder                      53        Director
Franklin C. Karp                       45        President and Director
Joseph J. Calabrese                    40        Executive Vice President,
                                                 Chief Financial Officer,
                                                 Treasurer, Secretary and
                                                 Director
Michael A. Beck                        40        Vice President of Operations
Roland W. Hiemer                       38        Director of Inventory Control

(1) As of October 30, 1999.
(2) On January 10, 2000, Mr. Cohen resigned from the Company's Board of
    Directors.

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

William F. Kenny, III has been a director of the Company since 1975. For the past eight years Mr. Kenny has been a consultant to Meenan Oil Co., Inc. Prior to 1992, Mr. Kenny was the President and Chief Executive Officer of Meenan Oil Co., Inc. Mr. Kenny has also served as a director of the Empire State Petroleum Association, Petroleum Research Foundation and is President of the East Coast Energy Council. Mr. Kenny was also the president of the Independent Fuel Terminal Operators Association and the Metropolitan Energy Council.

Stewart L. Cohen was elected a director of the Company in 1997. Mr. Cohen is the Chief Executive Officer of Paragon Capital LLC, an asset-based lender providing a revolving line of credit facility to the Company and other retailers. Mr. Cohen is also a managing director of The Ozer Group LLC, an asset and business restructuring firm which provides asset disposition, business evaluation, advisory services, and asset appraisals for financial institutions lending primarily to retail businesses. Mr. Cohen is also a director for Smith and Hawkens, Inc. On January 10, 2000, Mr. Cohen resigned from the Company's Board of Directors.

Fredric J. Gruder,  a director,  since  September 1996, has since July 1999 been of counsel to Dorsey & Witney LLP. From September 1996 to July 1999, he was a partner in the law firm of Gersten, Saage, Kaplowitz & Fredericks, LLP ("Gersten"), which represented Thornwater Company, L.P. ("Thornwater"), Representative of the Company's underwriters in the Offering. From March 1996 through September 1996, Mr. Gruder was of counsel to Gersten, having been a sole practitioner from May 1995 through March 1996. From March 1992 until March 1996, Mr. Gruder served as vice president and general counsel to Sbarro, Inc., a publicly traded corporation which owns, operates, and franchises Italian restaurants. Prior to this time, Mr. Gruder practiced law in New York for over twenty years, specializing in corporate securities and retail real estate.

Franklin C. Karp has been with the Company since 1990. Before being appointed as the Company's President in April 1996, Mr. Karp served as Merchandise Manager and later as vice president in charge of merchandising. Mr. Karp has been employed in various sales, purchasing and management positions in the retail consumer electronics business in the New York Metropolitan area for 27 years.

Joseph J. Calabrese, a certified public accountant, joined the Company as Controller in 1989. Since 1991, Mr. Calabrese has served as Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Calabrese was elected Executive Vice President and a Director of the Company in 1996. Mr. Calabrese began his career with Ernst & Young LLP in 1981 where for the eight-year period prior to his joining the Company he performed audit services with respect to the Company.

Michael A. Beck has been Vice President of Operations of the Company since April 1997. From June 1996 until such date, he was the Company's Director of Operations and from October 1995 until April 1996 he served as director of operations for Sound City, a consumer electronics retailer. Mr. Beck was a store manager for the Company from August 1989 until October 1995. Mr. Beck holds a BA in Psychology from Merrimack College.

Roland W. Hiemer is an executive officer of the Company and Director of Inventory Control. Mr. Hiemer has been with the Company for nine years. He started with the Company as a salesman and advanced to Senior Sales Manager for the Paramus store in 1991. He was further promoted to Inventory Control Manager in 1991. In 1997, he was promoted to Director of Inventory Control. Mr. Hiemer holds a BA in Business Administration from Hofstra University.

Committees of the Board of Directors

The Board of Directors has an Audit Committee and a Compensation and Stock Option Committee.

Audit Committee. The function of the Audit Committee includes making recommendations to the Board of Directors with respect to the engagement of the Company's independent auditors and the review of the scope and effect of the audit engagement. William F. Kenny, III and Frederic J. Gruder are the current members of the Audit Committee.

Compensation and Stock Option Committee. The function of the Compensation and Stock Option Committee is to make recommendations to the Board with respect to the compensation of management employees and to administer plans and programs relating to stock options, pension and other retirement plans, employee benefits, incentives, and compensation. Frederic J. Gruder and William F. Kenny, III are the current members of the Compensation and Stock Option Committee.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company, as well as any other compensation paid to or earned by the Chairman of the Company, the President of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the three most recent fiscal years.

Summary Compensation Table




    Name of Individual                                                       Stock             Long-Term
  and Principal Position       Year         Salary          Bonus         Compensation       Compensation
---------------------------- ---------- ---------------- ------------- ------------------- ------------------

Michael Recca                  1999       $   95,000       $       -        $      -              $    -
Chairman (1)                   1998       $   55,000 (1)   $       -        $      -              $    -
                               1997       $        -       $       -        $                     $    -

Franklin C. Karp               1999       $  126,000       $   5,000        $      -              $    -
President                      1998       $  125,000       $  15,000        $ 10,313 (2)          $    -
                               1997       $  126,000       $       -        $      -              $    -

Joseph J. Calabrese            1999       $  117,000       $   3,750        $      -              $    -
Executive Vice President       1998       $  116,000       $  10,000        $  6,875 (2)          $    -
Chief Financial Officer,       1997       $  117,000       $       -        $      -              $    -
   Treasurer and Secretary




    Name of Individual                                                       Stock             Long-Term
  and Principal Position       Year         Salary          Bonus         Compensation       Compensation
---------------------------- ---------- ---------------- ------------- ------------------- ------------------

Michael A. Beck                1999       $  101,000       $   3,750        $      -              $    -
Vice President of              1998       $   92,000       $   2,000        $  5,156 (2)          $    -
   Operations                  1997       $   87,000       $     500        $      -              $    -

(1)--Effective April 1, 1998, Mr. Recca has been receiving $7,917 per month, representing an annual directors fee in the annual amount of $95,000, in his capacity as the Chairman of the Board of Directors of the Company.

(2)--Represents stock compensation at fair market value from common stock received from HAC, on October 12, 1998.

Severance Agreements

The Company has entered into substantially similar severance agreements ("Severance Agreement") with each of Franklin C. Karp, Joseph J. Calabrese, Michael A. Beck, and Roland W. Hiemer.

Each Severance Agreement provides that in the event the Company is sold or merged with another company, involved in a corporate reorganization, or if a change of the current management takes place, and the party, for the foregoing reasons, is terminated or asked to accept a position other than that of senior officer requiring similar responsibilities to those that the party currently performs, or if the current corporate office is moved to a new location which is more than thirty miles from either Mineola, New York, or Lyndhurst, New Jersey, depending on who the party is, as a result of a reorganization or change in ownership or control, and the party declines the new position or relocation, the Company or its successor in control will be obligated, and continue, to pay the party at the same salary and car allowance, if any, the party had most recently been earning, for a period of one year following termination of Mr. Karp, Mr. Calabrese, and Mr. Beck and six months for Mr. Hiemer. In addition, the party will be fully covered under the Company's benefit plans, including, without limitation, the Company's medical, dental, life and disability insurance programs, during the one-year period for Mr. Karp, Mr. Calabrese and Mr. Beck and during the six month period for Mr. Hiemer (including family coverage for medical and dental insurance).

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

The Plan is administered by the Company's Compensation and Stock Option Committee as the Board may establish or designate (the "Administrators"). The Committee shall be comprised of not less than two members, and all of whom shall be outside directors. The members of the Compensation and Stock Option Committee are Fredric J. Gruder and William F. Kenny III, outside directors.

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

In fiscal 1999, the Company's Compensation and Stock Option Committee of the Board of Directors ("Compensation Committee") approved two grants of incentive stock options, aggregating 222,500, to the Company's officers, to purchase the Company's common stock at an exercise price of $1.50 per share. The 1999 incentive stock options are exercisable immediately.

On December 5, 1997, the Company's Compensation and Stock Option Committee of the Board of Directors approved a grant, as of the effective date of the Offering, of 70,000 incentive stock options to many of the Company's employees to purchase the Company's Common Stock originally exercisable at various exercise prices between $5.00 and $6.00, over a three-year period from the effective date. On October 28, 1998, the Company's Compensation and Stock Option Committee of the Board of Directors amended and reduced the exercise price of such incentive stock options to $3.00 for officers and middle management, and $2.00 for other employees. These options remain exercisable over three years (33-1/3% per year). Additionally, on the said date, the Compensation and Stock Option Committee granted 75,000 new incentive stock options to purchase the Company's Common Stock to employees and directors, with an exercise price of $1.00. These options are also exercisable over three years (33-1/3% per year) except for those options granted to Messrs. Cohen, Kenny and Gruder, whose options are exercisable, as amended.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of October 30, 1999, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

Name and Address of              Amount and Nature of Beneficial
 Beneficial Owner                        Ownership (2)               Percentage
----------------------------------------------------- --------------------------

Harvey Acquisition Company LLC            783,651                       21.8%
949 Edgewood Avenue
Pelham Manor, NY 10803

Michael Recca                             841,984 (1)                   25.2%
949 Edgewood Avenue
Pelham Manor, NY 10803

Stewart L. Cohen                           20,000 (2)                    *
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

William F. Kenny, III                      18,489 (2)                    *
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Fredric J. Gruder                          12,500 (2)                    *
Gersten, Savage, Kaplowitz &
Fredericks, LLP
101 East 52nd Street
New York, NY 10022

Franklin C. Karp                           85,833 (3)                    2.6%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Joseph J. Calabrese                        69,035 (4)                    2.1%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Michael A. Beck                            65,833 (4)                    2.0%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Name and Address of               Amount and Nature of Beneficial
 Beneficial Owner                       Ownership (2)               Percentage
--------------------------------------------------------------------------------

Roland W. Hiemer                          21,667 (5)                    *
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

All Directors and Officers as group    1,135,341 (6)                     31.8%
(8 Persons)

* Less than 1% of outstanding shares of Common Stock.

(1) Includes Shares owned by HAC, of which Mr. Recca is a member and one of three managers, plus options to purchase up to 53,333 shares of the Company's Common Stock which are exercisable at an exercise price of between $1.00-$1.50 per share.

(2) Includes an option to purchase up to 10,000 shares of the Company's Common Stock, which is exercisable at an exercise price of $1.00 per share.

(3) Includes options to purchase up to 70,833 shares of the Company's Common Stock, which are exercisable at an exercise price of between $1.00-$3.00 per share.

(4) Includes options to purchase up to 58,333 shares of the Company's Common Stock, which are exercisable at an exercise price of between $1.00-$3.00 per share.

(5) Includes options to purchase up to 19,167 shares of the Company's Common Stock, which are exercisable at an exercise price of between $1.00-$3.00 per share.

(6) Includes options to purchase up to 289,999 share of common stock, which are exercisable at an exercise price of between $1.00 - $3.00 per share.

Item 12. Certain Relationships and Related Transactions.

In 1995 and 1996, during the Company's bankruptcy proceeding, the Company borrowed, in the aggregate, approximately $2,822,500 (the "Loan") from HAC. As of the Effective date of the Company's Reorganization Plan, and pursuant to certain provisions contained therein, HAC's claims in connection with the Loan was satisfied by issuing HAC 2,000,000 shares of the Company's Common Stock. Subsequently, Michael Recca was elected as a member and Chairman of the Company's Board of Directors. Interest paid to HAC in fiscal 1998 was approximately $66,000. In fiscal 1998, the Company recorded $40,000 in management consulting fees to Recca & Co. Inc., of which Michael Recca is the sole shareholder, of which $23,000 was payable at October 30, 1999 and October 31, 1998.

Effective April 1, 1998, Mr. Recca has been receiving $7,917 per month, representing an annual director's fee in the annual amount of $95,000, in his capacity as the Chairman of the Board of Directors of the Company.

Reference is made to "Management's Discussion and Analysis or Plan of Operation- Liquidity and Capital Resources" regarding the Company's revolving line of credit facility with Paragon, which the Company entered into on November 5, 1997. Stewart L. Cohen, a former director of the Company, is the Chief Executive Officer and a director of Paragon.

In February and March, 1997, Mr. E. H. Arnold ("Arnold"), a member of HAC and a holder of Preferred Stock, loaned the Company the principal amount of $350,000, with an interest rate of 12% per annum. On April 9, 1998, this loan was repaid with interest ($48,000) and without prepayment penalty.

In November 1997, HAC transferred 85,000 shares of Common Stock to certain employees and directors of the Company and Arnold. Such transfer is to be treated for accounting purposes as if such shares were issued by the Company as compensation to such persons. In fiscal 1998, the Company recorded $297,500 as stock compensation expense (see Note 3 to the Financial Statements).

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

In October 1998, the Company received a promissory note from a previous member of its Underwriter, in lieu of an outstanding trade receivable for $73,321. Payments, including interest at 9% per annum, aggregating $11,277, were made to the Company in fiscal 1999. The balance of the original note was due on October 30, 1999. However, in November 1999, an amendment to the promissory note was executed, deferring the payment of the remaining principal balance and interest at 9% per annum as follows: one payment of $44,994 due January 25, 2000 with the remaining balance of $24,141 due March 25, 2000. As a result, the amended "note receivable from the previous member of Underwriter" ($68,430), has been presented as a current asset at October 30, 1999.

Effective November 1, 1998, the Company signed a consulting agreement with a previous member of its Underwriter. Pursuant to the terms of the two-year agreement, the consultant received an annual fee of $75,000 for fiscal 1999. The agreement can be terminated by the Company under certain defined events.

Item 13. Exhibits and Reports on Form 8-K.

(a)--The following exhibits are hereby incorporated by reference from the corresponding exhibits filed under the Company's Form SB-2 under Commission File #333--42121:

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

(iv) The following exhibits are hereby incorporated by reference to the corresponding exhibits filed with the Company's Form 8-K dated October 12, 1998:

10.01--Bang & Olufsen America, Inc. Termination Letter dated September 7, 1998

10.02--Bang & Olufsen America, Inc. New Agreement Letter dated October 8, 1998

10.03--Agreement with Thornwater regarding termination of agreements and lock-up amendments dated October 31, 1998

(v) The following exhibits are hereto incorporated by reference to the Company's Form 10KSB dated October 31, 1998:

105.7--Lease Agreement with Martin Goldbaum and Sally Goldbaum

105.8--Lease Agreement with bender Realty*

10.7--Surrender of Lease with 873 Broadway Associates

10.8--Contract of Sale with Martin Goldbaum, Sally Goldbaum, the Sound Mill, Inc. and Loriel Custom Audio Video Corp.

10.9--License Agreement with ABC Home Furnishings, Inc.

(vi) The following exhibits are annexed hereto:

23.--Consent of Ernst & Young LLP.

27.1--Financial Data Schedule

(b) Reports on Form 8-K

The Company filed a report on Form 8-K dated December 2, 1999, announcing it had reached an agreement in principle with CoolAudio to merge the two companies in a stock for stock transaction pursuant to which CoolAudio would have merged with and into the Company. As of the date hereof, the Company and CoolAudio have not reached an agreement regarding the terms of a merger transaction. The Company and CoolAudio continue to negotiate the terms of a proposed merger; however there can be no assurance the parties will enter into definitive agreements or consummate a merger transaction.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Harvey Electronics, Inc.

                            By: /s/ Franklin C. Karp
                                --------------------
                                Franklin C. Karp, President

Dated: January 28, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

    Signature                              Title                      Date
--------------------------------------------------------------------------------

/s/ Franklin C. Karp                President and Director      January 28, 2000
----------------------------
    Franklin C. Karp

/s/ Joseph J. Calabrese             Executive Vice President,   January 28, 2000
----------------------------        Chief Financial Officer,
    Joseph J. Calabrese             Treasurer, Secretary and
                                    Director

/s/ Michael Recca                   Chairman and Director       January 28, 2000
----------------------------
    Michael Recca

/s/ William F. Kenny, III           Director                    January 28, 2000
----------------------------
    William F. Kenny, III

/s/ Fredric Gruder                  Director                    January 28, 2000
----------------------------
    Fredric Gruder





Item 7. Financial Statements.

                            Harvey Electronics, Inc.

                          Index to Financial Statements




Report of Independent Auditors...............................................F-2

Balance Sheet--October 30, 1999..............................................F-3

Statements of Operations--Fiscal years ended
   October 30, 1999 and October 31, 1998.....................................F-4

Statements of Shareholders' Equity--Fiscal years ended
   October 30, 1999 and October 31, 1998.....................................F-5

Statements of Cash Flows--Fiscal years ended
   October 30, 1999 and October 31, 1998.....................................F-6

Notes to Financial Statements................................................F-7

                         Report of Independent Auditors

Shareholders and Board of Directors
Harvey Electronics, Inc.

We have audited the accompanying balance sheet of Harvey Electronics, Inc. as of October 30, 1999 and the related statements of operations, shareholders' equity, and cash flows for the fiscal years ended October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvey Electronics, Inc. at October 30, 1999, and the results of its operations and its cash flows for the fiscal years ended October 30, 1999 and October 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                                /s/ Ernst & Young LLP



Melville, NY
January 7, 2000

                            Harvey Electronics, Inc.

                                  Balance Sheet

                                October 30, 1999
Assets
Current assets:
   Cash and cash equivalents                                       $   23,947
   Accounts receivable, less allowance of $25,000                     449,057
   Note receivable--previous member of Underwriter                     68,430
   Inventories                                                      4,920,614
   Prepaid expenses and other current assets                          351,962
                                                             -------------------
Total current assets                                                5,814,010
Property and equipment:
   Leasehold improvements                                           1,498,585
   Furniture, fixtures and equipment                                1,145,228
                                                             -------------------
                                                                    2,643,813
   Less accumulated depreciation and amortization                     717,272
                                                             -------------------
                                                                    1,926,541
Equipment under capital leases, less accumulated
   amortization of $349,000                                           141,012
Cost in excess of net assets acquired, less
   accumulated amortization of $7,000                                 143,000
Reorganization value in excess of amounts
   allocable to identifiable assets, less accumulated
   amortization of $198,023                                         1,450,440
Note receivable--officer                                               15,000
Other assets, less accumulated amortization of $160,887               254,684
                                                             -------------------
Total assets                                                     $  9,744,687
                                                             ===================
Liabilities and shareholders' equity
Current liabilities:
   Revolving line of credit facility                             $  1,477,603
   Trade accounts payable                                           1,943,225
   Accrued expenses and other current liabilities                   1,302,848
   Income taxes                                                        25,200
   Cumulative Preferred Stock dividends payable                        61,057
   Current portion of capital lease obligations                        78,880
                                                             -------------------
Total current liabilities                                           4,888,813
Long-term liabilities:
   Cumulative Preferred Stock dividends payable                        30,625
   Capital lease obligations                                           21,504
   Deferred rent                                                      199,083
                                                             -------------------
                                                                      251,212
Commitments and contingencies
Shareholders' equity:
   8-1/2%  Cumulative  Convertible  Preferred Stock,
      par value $1,000 per share; authorized 10,000 shares;
      issued  and   outstanding  875  shares   (aggregate
      liquidation preference--$875,000)                               402,037
   Common  Stock, par  value  $.01  per  share;
      authorized 10,000,000 shares;
      issued and outstanding 3,282,833 shares                          32,828
   Additional paid-in capital                                       7,481,667
   Accumulated deficit                                             (3,311,870)
                                                             -------------------
Total shareholders' equity                                          4,604,662
                                                             -------------------
Total liabilities and shareholders' equity                       $  9,744,687
                                                             ===================

See notes to financial statements.

                            Harvey Electronics, Inc.

                            Statements of Operations


                                                   Fiscal Years Ended
                                         October 30, 1999      October 31, 1998
                                         _______________________________________

Net sales                                     $21,386,507           $17,262,082

Interest and other income                          72,524                70,364
                                         _______________________________________
                                               21,459,031            17,332,446
                                         _______________________________________

Cost of sales                                  13,082,163            10,646,491
Selling, general and
   administrative expenses                      9,043,046             6,756,254
Stock compensation expense (Note 4)                     -               297,500
Financial advisory and consulting fee
   to Underwriter (Note 3)                              -               123,660
Costs associated with lease transaction (Note 9)        -               113,782
Interest expense                                  179,341               223,630
                                         _______________________________________
                                               22,304,550            18,161,317
                                         _______________________________________
Net loss                                         (845,519)             (828,871)

Preferred Stock dividend requirement              (74,376)              (83,376)
Accretion of Preferred Stock                            -                (6,000)
                                         _______________________________________
Net loss applicable to Common Stock
                                                $(919,895)            $(918,247)
                                         =======================================
Net loss per common share applicable to
   common shareholders:
Basic and diluted net loss per common share        $(.28)                 $(.32)
                                         =======================================
Shares used in the calculation of net loss
   per common share:
Basic and diluted weighted-average shares
   outstanding during the year                    3,282,833           2,844,751
                                         =======================================



See notes to financial statements.


                            Harvey Electronics, Inc.

                       Statements of Shareholders' Equity



                                            Preferred Stock                      Common Stock
                                            ---------------                      ------------
                                        Shares           Amount             Shares           Amount
-----------------------------------------------------------------------------------------------------
Balance at November 1, 1997                -         $       -               2,257,833       $22,578
Net loss for the year                      -                 -                       -            -
Transfer of Common Stock
from HAC to employees,
   directors and a member of HAC           -                 -                       -            -
Accretion of Preferred Stock               -                 -                       -            -
Reclassify Preferred Stock to
   shareholders' equity upon
   removal of redemption feature         875           402,037                       -            -
Preferred Stock dividend                   -                 -                       -            -
Deferred compensation earned               -                 -                       -            -
Record value of Common Stock Warrants
granted                                    -                 -                       -            -
Proceeds from public offering of
   common stock                            -                 -               1,025,000       10,250
Proceeds from issuance of 2,104,500
   common stock warrants in
   public offering                         -                 -                       -            -
Expenses of public offering of
   common stock and warrants               -                 -                       -            -
                                        -------------------------------------------------------------
Balance at October 31, 1998              875           402,037               3,282,833       32,828

Net loss for the year                      -                 -                       -            -
Preferred Stock dividend                   -                 -                       -            -
                                        -------------------------------------------------------------
Balance at October 30, 1999              875       $   402,037               3,282,833  $    32,828
                                        =============================================================

                                        Additional                                                         Total
                                         Paid-in               Deferred             Accumulated         Shareholders'
                                         Capital             Compensation             Deficit              Equity
-------------------------------------------------------------------------------------------------------------------------


Balance at November 1, 1997            $ 3,067,799           $        -            $(1,473,728)         $ 1,616,649
Net loss for the year                            -                    -               (828,871)            (828,871)
Transfer of Common Stock
from HAC to employees,
   directors and a member of HAC           297,500             (297,500)                     -                    -
Accretion of Preferred Stock                     -                                      (6,000)              (6,000)
Reclassify Preferred Stock to
   shareholders' equity upon
   removal of redemption feature                 -                    -                      -              402,037
Preferred Stock dividend                         -                    -                (83,376)             (83,376)
Deferred compensation earned                     -              297,500                      -              297,500
Record value of Common Stock Warrants
granted                                     30,000                    -                      -               30,000
Proceeds from public offering of
   common stock                          5,114,750                    -                      -            5,125,000
Proceeds from issuance of 2,104,500
   common stock warrants in
   public offering                         210,450                    -                      -              210,450
Expenses of public offering of
   common stock and warrants            (1,238,832)                   -                      -           (1,238,832)
                                      ----------------------------------------------------------------------------------
Balance at October 31, 1998              7,481,667                    -             (2,391,975)           5,524,557

Net loss for the year                            -                    -               (845,519)            (845,519)
Preferred Stock dividend                         -                    -                (74,376)             (74,376)
                                      ----------------------------------------------------------------------------------
Balance at October 30, 1999            $ 7,481,667            $       -            $(3,311,870)         $ 4,604,662
                                      ==================================================================================




See notes to financial statements.

                                                                             F-7
                            Harvey Electronics, Inc.

                            Statements of Cash Flows

                                                       Fiscal Years Ended
                                           October 30, 1999     October 31, 1998
                                           _____________________________________
Operating activities
Net loss                                        $ (845,519)          $ (828,871)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Depreciation and amortization                 478,284              412,401
     Stock compensation expense                          -              297,500
     Provision for losses on
     accounts receivable                                 -                5,000
     Warranty reserve credit                       (14,713)              (6,000)
     Straight-line impact of rent escalations       15,161               47,511
     Miscellaneous                                   6,347                6,508
     Changes in operating assets and liabilities:
       Accounts receivable                         (83,422)             (98,199)
       Note receivable--previous member
       of Underwriter                                4,891              (73,321)
       Inventories                                (905,678)            (451,158)
       Prepaid expenses and other current assets   (61,919)            (168,614)
       Trade accounts payable                      366,099             (139,629)
       Accrued expenses, other current liabilities
       and income taxes                            371,937             (231,707)
                                           _____________________________________
Net cash used in operating activities             (668,532)          (1,228,579)
    Investing activities
    Restricted cash                                 25,000                    -
    Redemption of certificate of deposit                 -              200,000
    Amount due under lease surrender agreement           -              (70,236)
    Note receivable--officer                       (15,000)                   -
    Acquisition of business                              -             (200,000)
    Purchases of property and equipment           (828,276)            (382,019)
    Purchase of other assets                       (13,060)             (52,065)
                                           _____________________________________
Net cash used in investing activities             (831,336)            (504,320)
                                           _____________________________________
Financing activities
    Proceeds from public offering of
       common stock and warrants                         -            5,335,450
    Public offering costs                                -           (1,112,167)
    Net proceeds from new revolving
       credit facility                           1,477,603            2,262,306
    Temporary repayment of new revolving
       credit facility from proceeds of Offering         -           (2,262,306)
    Costs of new line of credit facility                 -              (82,177)
    Net repayments of old revolving line of
       credit facility                                   -           (1,777,851)
    Repayment of term loan                               -             (350,000)
    Preferred Stock dividends paid                (112,809)             (36,882)
    Principal payments on
       capital lease obligations                   (62,423)             (32,063)
                                           _____________________________________
Net cash provided by financing activities        1,302,371            1,944,310
                                           _____________________________________
(Decrease) increase in cash and
       cash equivalents                           (197,497)             211,411
Cash and cash equivalents at
       beginning of year                           221,444               10,033
                                           _____________________________________
Cash and cash equivalents at end of year        $   23,947           $  221,444
                                           =====================================
Supplement cash flow information
Interest paid                                   $  171,000           $  288,000
                                           =====================================
Taxes paid                                      $   17,000           $   15,000
                                           =====================================

See notes to financial statements.

                            Harvey Electronics, Inc.

                          Notes to Financial Statements

                                October 30, 1999


1. Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company is a specialty retailer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Revenues from retail sales are recognized at the time goods are delivered to the customer or, for certain installation services, when such services are performed and accepted by the customer. The Company's fiscal year ends the Saturday closest to October 31. The fiscal years ended October 30, 1999 and October 31, 1998 each consists of 52 weeks.

Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," when impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives. Operating losses subsequent to the Company's emergence from Chapter 11 indicate that the reorganization value in excess of amounts allocable to identifiable assets might be impaired; however, the Company's estimate of undiscounted cash flows indicates that such carrying amounts are expected to be recovered.

                            Harvey Electronics, Inc.

                    Notes to Financial Statements (continued)




1. Description of Business and Summary of Significant Accounting Policies (continued)

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, as the Company has elected to do, but are required to disclose in the financial statement footnotes, pro forma net income and per share amounts as if the Company had applied the new method of accounting for all grants made since 1996. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company follows the disclosure requirements of SFAS No. 123 (see Note 4).

Segment Disclosures

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company operates in one business segment and, therefore, the adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, and did not require the disclosure of segment information.

Inventories

Inventories are stated at the lower of cost (average-cost method, which approximates the first-in, first-out method) or market value.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, including equipment acquired under capital leases, is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements.

Income Taxes

The Company follows the liability method in accounting for income taxes as described in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (see
Note 6).

Loss Per Share

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted loss per common share for the fiscal years ended October 30, 1999 and October 31, 1998 were computed based on the weighted-average number of common shares outstanding. Common equivalent shares assuming the conversion of Preferred Stock and exercise of outstanding options and warrants were not considered since their inclusion would have been antidilutive.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values principally because of the short-term nature of these items.

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

Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the fiscal years ended October 30, 1999 and October 31, 1998 was approximately $227,000 and $233,000, respectively. Prepaid advertising for print advertisements not run and broadcast advertisements not aired at October 30, 1999 and October 31, 1998 was approximately $167,000 and $75,000, respectively.

Reorganization Value and Fresh Start Reporting

The Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," when it emerged from a Chapter 11 proceeding on December 26, 1996. At that time, Fresh Start Reporting resulted in changes to the balance sheet, including valuation of assets and liabilities at fair market value, elimination of the accumulated deficit and valuation of equity based on the reorganization value of the ongoing business.

1. Description of Business and Summary of Significant Accounting Policies (continued)

The reorganization value of the Company was determined based on the consideration received from Harvey Acquisition Company LLC. (HAC) to obtain its principal ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock (see Note 5). Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity Capital Partners, L.P., a pre-reorganization subordinated secured debtholder, as authorized by the Court, for an approved finders fee. The excess of the reorganization value over the fair value of net assets and liabilities
($1,450,440), net of amortization at October 30, 1999) is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and is being amortized over a 25 year-period. Amortization expense of $66,000 was recorded for fiscal years 1999 and 1998.

2. Revolving Lines of Credit Facilities

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. Proceeds from Paragon were used to pay down the existing credit facility with another lender, reduce trade payables and pay related costs of the refinancing. The interest rate on borrowings up to $2,500,000 is 1% over the prime rate (8.25% at October 30, 1999). The rate charged on outstanding balances over $2,500,000 is 1.75% above the prime rate. A commitment fee of $49,500 (being amortized over three years) was paid by the Company at closing and a facility fee of three-quarters of one percent (.75%) of the maximum credit line will be charged each year. Monthly maintenance charges and an early termination fee also exist under the line of credit. The balance outstanding under the revolving line of credit facility ($1,477,603) at October 30, 1999 is presented as a current liability as the line of credit was temporarily paid down in December 1999.

Paragon has a senior security interest in all of the Company's assets. The line of credit facility provides Paragon with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). Additionally, the line of credit facility containing certain financial covenants, which the Company is in compliance with at October 30, 1999.

In connection with the line of credit facility, Paragon received a warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and expires April 3, 2001. The Company is amortizing the value of the warrants over a three-year period, based upon the estimated fair value of such warrant of approximately $24,000.

3. Sale of Common Stock and Warrants in Public Offering

In April 1998, the Company completed an issuance of its common stock and common stock warrants in a public offering (the "Offering"). The Offering was co-managed by The Thornwater Company, L.P. (the "Underwriter") which sold 1,200,000 shares of the Company's common stock, of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by HAC, and 2,104,500 of Warrants ("Warrants") to acquire additional shares of the Company's common stock. The net proceeds from the Offering, which approximated $4.1 million, were used to temporarily repay amounts borrowed under the Paragon credit facility ($2,262,306) and to retire the principal ($350,000) and interest ($47,627) of a term loan, with the balance of the proceeds used to open three new retail stores and for general working capital purposes.

Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price for a period of three-years commencing March 31, 2000, two years from the effective date of the Offering. The Warrants also are redeemable (at $.10 per warrant) at the Company's option, beginning March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share or $7.50 per share.

At closing, the Company paid the Underwriter $123,660, representing the prepayment of a three-year financial advisory and consulting agreement which was to be amortized over the life of the agreement. As of October 31, 1998, this financial advisory and consulting agreement was mutually terminated. Additionally, the Underwriter agreed to eliminate the lock-up arrangement with respect to shares owned by the Company's majority shareholder, HAC, and members of management. As a result, the Company accelerated the amortization of the prepaid three-year financial advisory and consulting fee paid to the Underwriter and recorded a charge to operations of $123,660 for fiscal 1998.

In November 1997, HAC transferred 85,000 shares of common stock to certain employees and directors of the Company and an individual who is a preferred shareholder and a member of HAC. Such transfer was accounted for as if such shares were issued by the Company as compensation to such persons. The Company recorded deferred stock compensation expense equal to the fair market value of the shares ($297,500) which was to be amortized over a two-year forfeiture period; however, in October 1998, HAC removed the two-year forfeiture provision and the Company accelerated the amortization of the deferred compensation expense. As a result, $297,500 of stock compensation expense was charged to operations in fiscal 1998.

4. Stock Based Compensation

Stock Option Plan

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

In fiscal 1999, the Company's Compensation and Stock Option Committee of the Board of Directors ("Compensation Committee") approved two grants of incentive stock options aggregating 222,500 to the Company's officers to purchase the Company's common stock at an exercise price of $1.50 per share. The 1999 incentive stock options are exercisable immediately.

On December 5, 1997, the Compensation Committee approved a grant, as of the effective date of the Offering, of 70,000 incentive stock options to certain employees to purchase the Company's common stock originally exercisable at various exercise prices between $5.00-$6.00, over a three-year vesting period from the effective date. On October 28, 1998, the Company's Compensation Committee reissued the 70,000 incentive stock options with an exercise price of $3.00 for officers and middle management, and $2.00 for other employees. Such options remain exercisable over a three-year vesting period (33-1/3% per year). Simultaneously, the Compensation Committee granted 75,000 incentive stock options to certain employees and directors, with an exercise price of $1.00 These options are also exercisable over a three-year vesting period (33-1/3% per year); however, 15,000 options granted to directors were adjusted in fiscal 1999 to be immediate exercisable. The impact of such acceleration was insignificant.

In fiscal 1999 and 1998, the Company reserved 222,500 and 145,000 shares of common stock, respectively, for issuance in connection with stock options. The following table summarizes activity in stock options during fiscal 1999 and 1998:



                                                                                             Weighted-
                                               Shares           Shares Under Option           Average
                                                           -------------------------------
                                           Available for    Option Price     Number of        Exercise
                                              Granting       per Share         Shares          Price
                                           --------------- --------------- --------------- ---------------

     Balance at November 1, 1997                    -                                -
        1998 stock option grant               145,000
        Granted--December 5, 1998             (70,000)      $2.00-$3.00         70,000         $2.86
        Forfeited                               3,200          $2.00            (3,200)        $2.00
        Granted--October 28, 1998             (75,000)         $1.00            75,000         $1.00
                                           ---------------                 ---------------
     Balance at October 31, 1998                3,200                          141,800         $1.89
        1999 Stock option grants              222,500
        Granted--February 12, 1999            (45,000)         $1.50            45,000         $1.50
        Granted--October 29, 1999            (177,500)         $1.50           177,500         $1.50
        Forfeited                               1,400       $1.00-$2.00         (1,400)        $1.36
                                           ===============                 ===============
     Balance at October 30, 1999                4,600                          362,900         $1.65
                                           ===============                 ===============

At October 30, 1999, options for the purchase of 311,400 shares of common stock are exercisable. The weighted-average fair value of options granted during the fiscal years ended October 30, 1999 and October 31, 1998 was $1.24 and $1.61, respectively.

Exercise prices for options outstanding as of October 30, 1999, are as follows:

                        Number of                              Weighted Average
                        Options             Options            Remaining
 Range of               Outstanding at      Exercisable        Contractual Life
 Exercise Price         Year End            at End of Year     in Years
 -------------------------------------------------------------------------------

   $1.00                   74,100               44,700                9
   $1.50                  222,500              222,500               10
   $2.00                    6,300                4,200                8
   $3.00                   60,000               40,000                8
                       =========================================================
                          362,900              311,400              9.4
                       =========================================================

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

The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following assumptions for fiscal years 1999 and 1998: risk-free interest rate of 6.0% and 6.5%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of 1.507 and 1.489, respectively; and a weighted-average expected life of the options of three years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for fiscal year 1999 and 1998 are as follows:

                                                        1999               1998
                                                    ----------------------------

Pro forma net loss                                   $(1,117,000)     $(880,000)
Pro forma net loss attributable to common stock      $(1,191,000)     $(969,000)
Pro forma basic and diluted loss per share           $      (.36)     $    (.34)

5. 8.5% Cumulative Convertible Preferred Stock

The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors, in whole or in part, at face value plus any accrued dividends. The carrying value of the Preferred Stock is $402,037 at October 30, 1999.

In the event of liquidation of the Company, the holders of the Preferred Stock shall receive preferential rights and shall be entitled to receive a aggregate liquidation preference of $875,000 plus any outstanding dividends, prior to any distributions to common shareholders. The holders of the Preferred Stock shall receive a semiannual 8.5% cumulative dividend ($85 per share annually), payable on the last business day in June and December. The Company has elected to defer the fiscal 1997 dividends, at a preference rate of $105 per share annually ($91,875) plus interest at 8.5% per annum over a three-year period. The December 1999 ($35,000) and 1998 ($38,000) installments relating to the 1997 dividends and $39,000 relating to the 1998 dividends have been paid by the Company.

The Preferred Stock may be converted into shares of Common Stock until December 31, 2000, at the option of the holder, in whole or in part, as follows: (i) the first 50% of the Preferred Stock can be converted at $6.00 per share, and (ii) the balance is convertible at $7.50 per share. Beginning on January 1, 2001, the Preferred Stock is convertible at the average closing price, as defined, of the Company's Common Stock for the preceding 45-day period.

The Preferred Stock originally contained a mandatory redemption feature. In December 1997, the redemption feature was eliminated and the holders of the Preferred Stock received 36,458 Warrants to purchase shares of common stock (valued at approximately $6,000) with terms equivalent to the Warrants granted during the Offering (see Note 3). The balance sheet at October 30, 1999 has been presented to reflect the Preferred Stock as part of shareholders' equity as a result of the eliminated redemption feature.

Cumulative Preferred Stock dividends payable of $91,682 are outstanding and classified between current ($61,057), and long-term ($30,625) liabilities at October 30, 1999. Dividends aggregating $74,376 were recorded as a reduction of retained earnings at October 30, 1999.

6. Income Taxes

At October 30, 1999, the Company has available net operating loss carryforwards of approximately $3,400,000 which expire in various years through fiscal 2019. Of this amount, approximately $2,250,000 relates to pre-reorganization net operating loss carryforwards. Under Section 382 of the IRS Code, it is estimated that the pre-reorganization net operating loss carryforward and other pre-reorganization tax attributes will be limited to approximately $150,000 per year.

At October 30, 1999, October 31, 1998, and November 1, 1999 the Company had net deferred tax assets of approximately $1,700,000 and $1,400,000, and $1,207,000espectively, arising primarily from the future availability of the above tax attributes. Such amounts have been offset in full by valuation allowances.

Future benefits realized, if any, from pre-reorganization net operating loss carryforwards would first reduce reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter be reported as a direct addition to paid in capital.

7. Pension and Profit Sharing Plan

The Company maintains the Harvey  Electronics,  Inc. Savings and Investment
Plan (the "Plan") which includes profit sharing, defined contribution and 401(k) provisions and is available to all eligible employees of the Company. There were no contributions to the Plan for fiscal 1999 and 1998. 8. Commitments and Contingencies

Commitments

The Company's financial statements reflect the accounting for equipment leases as capital leases by recording the asset and the related liability for the lease obligation. Capital lease additions of approximately $154,000 were recorded during fiscal 1999. No such leases were recorded in fiscal 1998. Future minimum rental commitments, by year and in the aggregate, for equipment under capital and noncancelable operating leases with initial or remaining terms of one-year or more consisted of the following at October 30, 1999.

                                             Operating               Capital
                                              Leases                 Leases
                                          --------------------------------------

Fiscal 2000                                  $1,705,000              $87,000
Fiscal 2001                                   1,475,000               12,000
Fiscal 2002                                   1,384,000               11,000
Fiscal 2003                                   1,295,000                1,000
Fiscal 2004                                   1,108,000                    -
Thereafter                                    2,125,000                    -
                                          --------------------------------------

Total minimum lease payments                 $9,092,000              111,000
                                          ====================
Less amount representing interest                                     10,000
                                                            --------------------
Present value of net minimum lease payments                          101,000
Less current portion                                                  79,000
                                                            --------------------
                                                                     $22,000
                                                            ====================

Minimum rental commitments are offset by certain sublease agreements which earn sublease income of approximately $93,000 for fiscal 2000 and approximately $39,000 for fiscal 2001.

Total rental expense for operating leases was approximately $1,853,000 and $1,376,000, for fiscal 1999 and 1998, respectively. Certain leases provide for the payment of insurance, maintenance charges and taxes and contain renewal options.

Contingencies

The Company is a party in certain legal actions which arose in the normal course of business. The outcome of these legal actions, in the opinion of management, will not have a material effect on the Company's financial position, results of operations or liquidity.

Included in prepaid and other current assets at October 30, 1999 is a $25,000 certificate of deposit which is held as collateral under a $25,000 outstanding letter of credit which expires on March 31, 2000.

9. Other Information

Accrued Expenses and Other Current Liabilities
                                                                   October 30,
                                                                      1999
                                                              ------------------

Payroll and payroll related items                                $   232,000
Accrued professional fees                                            147,000
Customer deposits                                                    656,000
Sales taxes                                                          145,000
Other                                                                123,000
                                                              ==================
                                                                 $ 1,303,000
                                                              ==================

Note Receivable

During October 1998, the Company received a promissory note from a previous member of its Underwriter, in lieu of an outstanding trade receivable of $73,321. Payments aggregating $11,277, including interest at 9% per annum, were paid to the Company during fiscal 1999. The balance of the original note was due on October 30,1999; however, in November 1999, an amendment to the promissory note was executed, deferring the payment of the remaining principal balance and interest so that a payment of $44,994 is due January 25, 2000, and payments of the remaining balance of $24,141 is due March 25, 2000.

Other

Interest paid to HAC in fiscal 1998 was approximately $66,000. Management fees of $40,000, relating to a Company affiliated with the Company's Chairman, was charged to operations in fiscal 1998. Approximately $23,000 of management fees and other miscellaneous amounts were payable to this Company at October 30, 1999.

A director's fee of $95,000 and $55,000 was paid to the Company's Chairman during fiscal 1999 and 1998, respectively.

Effective November 1, 1998, the Company entered into a consulting agreement with a previous member of its Underwriters. Pursuant to the terms of the two-year agreement, the consultant received an annual fee of $75,000 during fiscal 1999. The agreement can be terminated by the Company under certain defined events.

10. Costs Associated With Lease Transaction

During June 1998, the Company entered into a lease assumption agreement for approximately 5,000 square feet of retail space in lower Manhattan, purchased existing leasehold improvements for approximately $125,000 and paid a security deposit of approximately $15,000. Such space was to be used to relocate the Company's existing retail store within ABC Carpet and Home, also located in lower Manhattan, as the landlord was initially unwilling to extend the company's existing lease agreement.

In September 1998, the Company entered into an agreement to extend its existing retail store lease located within ABC Carpet and Home. As a result, the Company entered into a lease surrender agreement to terminate the lease assumption agreement for the replacement retail space with a realty company.

In conjunction with the lease surrender agreement, the Company received payments of $50,000 in December 1998 and $40,000 in December 1999 and is due a final payment of $35,000 on December 22, 2000. In addition, the security deposit was returned to the Company in January 1999. The present value ($70,236) of the remaining payments are classified as $36,773 in "Prepaid expenses and other current assets" and $33,462 in "Other Assets" at October 30, 1999. During fiscal 1998, the Company recorded all related lease payments, real estate commissions, legal fees and the discount on the present value of the lease surrender agreement payments, aggregating $113,782 to "Costs Associated with Lease Transaction."

11. Retail Store Acquisition and Expansion

In July 1998, as a part of its expansion plan, the Company acquired certain assets and the business of the Sound Mill, Inc. and its subsidiary, Loriel Custom Audio/Video Corporation (the "Sound Mill"), a retailer and custom installer of specialty high-end audio/video products for twenty-nine years with one store located in Mt. Kisco, in Northern Westchester County, New York, for a purchase price of $200,000 (as adjusted) in cash. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based upon the fair values on the date of acquisition as follows: $50,000 for leasehold improvements, equipment, vehicles and tools and $150,000 for cost in excess of net assets acquired which is being amortized over a twenty-five year period. The Company also signed a ten-year lease with a five-year renewal option for the 3,100 square foot retail store operated by the Sound Mill. This property is owned by the former principals of the Sound Mill. The store was renovated for a November 1998 grand re-opening. The results of operations for this new store was included in the Company's operations from the date of acquisition. Pro-forma information as if the acquisition been made as of the beginning of fiscal 1998 has not been presented as such information is not material.

In August 1998, the Company signed a ten-year lease with a five-year renewal option for its new 4,600 square foot retail showroom in Greenvale/Roslyn, on the north shore of Long Island, New York. This new retail store opened in November, 1998 and was not included in the Company's results of operations during fiscal 1998.

Bang & Olufsen products have been sold by the Company since 1980. Bang & Olufsen now focuses on developing Bang & Olufsen licensed stores ("Branded Stores") throughout the world, and accordingly, canceled its dealer agreement with the Company effective May 31, 1999. Since this date, Bang & Olufsen products are available only in Branded Stores. For the period prior to May 31, 1999, this line represented approximately $628,000 or 3% of the Company's net sales for fiscal 1999 and $1,176,000 or 6.3% of the Company's net sales for fiscal 1998.

On January 7, 1999, the Company signed a lease and a related Prime Site Marketing Agreement to open a new 1,500 square foot Bang & Olufsen Branded Store in the Union Square area of lower Manhattan. The Company opened this new store in July 1999. All related preoperating expenses and results of operations from the date this new store opened have been included in the Company's results of operations for the year ended October 30, 1999. This is the Company's seventh store and is the third opened since its successful public offering, completed in April 1998.

The Company has the option to open two additional Bang & Olufsen Branded Stores in Manhattan and Connecticut. The Company must agree to pursue these locations by May 2000.

12. Subsequent Event

On  December  2,  1999,   the  Company  signed  a  letter  of  intent  with
CoolAudio.com, Inc. ("CoolAudio") to merge the two companies through the issuance of the Company's common stock. As of the date hereof, the Company and CoolAudio have not reached an agreement regarding the terms of a merger transaction. The Company and CoolAudio continue to negotiate the terms of a proposed merger; however there can be no assurance the parties will enter into definitive agreements or consummate a merger transaction.