Form 10QSB
period 2000-01-29
HARVEY ELECTRONICS INC
filed 2000-03-14
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
         [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 29, 2000

         [  ]       TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                    to
                                        ------------------    ------------------

                          Commission File Number 1-4626

                            Harvey Electronics, Inc.
        (Exact name of small business issuer as specified in its charter)

          New York                                        13-1534671
     (State of other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                Identification No.)


                     205 Chubb Avenue, Lyndhurst, New Jersey
                    (Address of principal executive offices)

                                  201-842-0078
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of March 3, 2000, 3,282,833 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                            Harvey Electronics, Inc.

                                   FORM 10-QSB

                                      INDEX


PART I.       Financial Information

Item 1.       Financial Statements:

                                                                                                       Page No.

              Condensed Statements of Operations (Unaudited) - Thirteen weeks ended
                January 29, 2000 and January 30, 1999 .............................                           3

              Condensed Balance Sheets - January 29, 2000 (Unaudited) and October 30,
                1999.................................................................                         4

              Condensed Statement of Shareholders' Equity (Unaudited) - Thirteen weeks
                ended January 29, 2000 .............................................                          5

              Condensed Statements of Cash Flows (Unaudited) - Thirteen weeks ended
                January 29, 2000 and January 30, 1999 ............................                            6

              Notes to Condensed Financial Statements (Unaudited)........................                     7

Item 2.       Management's Discussion and Analysis or Plan of Operation ..............                        9


PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K .......................................                     15

Signatures ...........................................................................                     15


Part I Financial Information
Item I. Financial Statements

                            Harvey Electronics, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                 Thirteen Weeks Ended
                                                           January 29,          January 30,
                                                              2000                 1999
                                                       -----------------------------------------

Net sales                                                    $9,854,484            $6,408,484
Interest and other income                                         9,939               21,297
                                                       -----------------------------------------
                                                              9,864,423            6,429,781
                                                       -----------------------------------------

Cost of sales                                                 6,008,241            3,876,170
Selling, general and administrative expenses                  3,101,310            2,158,941
Interest expense                                                 54,490               24,000
                                                       -----------------------------------------
                                                              9,164,041            6,059,111
                                                       -----------------------------------------
Net income before income tax equivalent provision
                                                                700,382              370,670
Income tax equivalent provision                                 260,000               40,000
                                                       -----------------------------------------
Net income                                                      440,382              330,670

Preferred Stock dividend requirement                            (18,594)             (18,594)
                                                       -----------------------------------------
Net income applicable to Common Stock                          $421,788             $312,076
                                                       =========================================

Net income per common share applicable to
  common shareholders:
Basic and diluted net income per common share                      $.13                 $.10
                                                       =========================================

Shares used in the calculation of net income
   per common share:
   Basic                                                      3,282,833            3,282,833
                                                       =========================================
   Diluted                                                    3,336,857            3,282,833
                                                       =========================================


See accompanying notes.


                            Harvey Electronics, Inc.
                            Condensed Balance Sheets

                                                                                          January 29,           October 30,
                                                                                             2000                 1999 (1)
                                                                                          (Unaudited)
Assets                                                                                    ---------------------------------
Current assets:
   Cash and cash equivalents                                                                  $33,914               $23,947
   Accounts receivable, less allowance of $25,000                                             585,168               449,057
   Note receivable--previous member of Underwriter                                             67,491                68,430
   Inventories                                                                              5,000,515             4,920,614
   Prepaid expenses and other current assets                                                  390,494               351,962
                                                                                          ---------------------------------
Total current assets                                                                        6,077,582             5,814,010

Property and equipment:
   Leasehold improvements                                                                   1,530,140             1,498,585
   Furniture, fixtures and equipment                                                        1,169,622             1,145,228
                                                                                          ---------------------------------
                                                                                            2,699,762             2,643,813
   Less accumulated depreciation and amortization                                             812,272               717,272
                                                                                          ---------------------------------
                                                                                            1,887,490             1,926,541
Equipment under capital leases, less accumulated amortization of $356,000 and
   $348,000                                                                                   120,624               141,012
Cost in excess of net assets acquired, less accumulated amortization of $8,500
   and $7,000                                                                                 141,500               143,000
Reorganization value in excess of amounts allocable to identifiable
   assets, less accumulated amortization of $214,523 and $198,023                           1,173,940             1,450,440
Note receivable--officer                                                                       15,000                15,000
Other assets, less accumulated amortization of $178,274 and $160,887                          237,713               254,684
                                                                                          ---------------------------------
Total assets                                                                               $9,653,849            $9,744,687
                                                                                          =================================
Liabilities and shareholders' equity Current liabilities:
   Revolving line of credit facility                                                         $153,635            $1,477,603
   Trade accounts payable                                                                   2,482,995             1,943,225
   Accrued expenses and other current liabilities                                           1,674,319             1,302,848
   Income taxes                                                                                20,532                25,200
   Cumulative Preferred Stock dividends payable                                                36,952                61,057
   Current portion of capital lease obligations                                                46,426                78,880
                                                                                          ---------------------------------
Total current liabilities                                                                   4,414,859             4,888,813
Long-term liabilities:
   Cumulative Preferred Stock dividends payable                                                     -                30,625
   Capital lease obligations                                                                    18,510               21,504
   Deferred rent                                                                               194,030              199,083
                                                                                          ---------------------------------
                                                                                               212,540              251,212
Commitments and contingencies
Shareholders' equity:
   8-1/2% Cumulative  Convertible  Preferred  Stock, par value $1,000 per share;
     authorized 10,000 shares; issued and outstanding 875 shares (aggregate
     liquidation preference--$875,000)                                                         402,037              402,037
   Common Stock, par value $.01 per share; authorized 10,000,000 shares;
     issued and outstanding 3,282,833 shares                                                    32,828               32,828
   Additional paid-in capital                                                                7,481,667            7,481,667
   Accumulated deficit                                                                      (2,890,082)          (3,311,870)
                                                                                          ---------------------------------
Total shareholders' equity                                                                   5,026,450            4,604,662
                                                                                          ---------------------------------
Total liabilities and shareholders' equity                                                  $9,653,849           $9,744,687
                                                                                          =================================
(1) The balance  sheet as of October 30, 1999 has been  derived from the audited financial statements at that date.



See accompanying notes.


                             Harvey Electronics, Inc
                        Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                              Thirteen           Thirteen
                                                                             Weeks Ended        Weeks Ended
                                                                              January 29,       January 30,
                                                                                 2000             1999
                                                                          ---------------------------------
Operating activities
Net income                                                                      $440,382           $330,670
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                               137,387            115,801
     Income tax equivalent provision                                             260,000             40,000
     Straight-line impact of rent escalations                                     (5,053)             2,288
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (136,111)           (86,489)
       Note receivable--previous member of Underwriter                               939              1,443
       Inventories                                                               (66,513)          (217,504)
       Prepaid expenses and other current assets                                  92,790            107,910
       Trade accounts payable                                                    539,770             34,061
       Accrued expenses, other current liabilities and
         income taxes                                                            235,481           (117,138)
                                                                          ---------------------------------
Net cash provided from operating activities                                    1,499,072            211,042
Investing activities
Purchases of property and equipment                                              (55,949)          (287,460)
Purchase of other assets                                                            (416)           (21,260)
                                                                          ---------------------------------
Net cash used in investing activities                                            (56,365)          (308,720)
                                                                          ---------------------------------
Financing activities
Net (payments) proceeds from revolving credit facility                        (1,323,968)                 -
Preferred Stock dividends paid                                                   (73,324)                 -
Principal payments on capital lease obligations                                  (35,448)              (971)
                                                                          ---------------------------------
Net cash used in financing activities                                         (1,432,740)              (971)
                                                                          ---------------------------------
Increase (decrease) in cash and cash equivalents                                   9,967            (98,649)
Cash and cash equivalents at beginning of period                                  23,947            221,444
                                                                          ---------------------------------
Cash and cash equivalents at end of period                                       $33,914           $122,795
                                                                          =================================
Supplement cash flow information:
Interest paid                                                                    $74,000            $50,000
                                                                          =================================
Taxes paid                                                                        $5,000            $11,000
                                                                          =================================



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

Operating results for the thirteen week period ended January 29, 2000 are not necessarily indicative of the results that may be expected for the year ending October 28, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 30, 1999.

The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Description of Business

The Company is a specialty retailer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Revenue from retail sales is recognized at the time goods are delivered to the consumer or, for certain installation services, when such services are performed and accepted by the customer.

2. Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. In November 1999, the Company implemented its new advertising campaign, which significantly increased advertising expenditures, for the first time including, network and cable television advertising. The production costs relating to the Company's television commercial (approximating $120,000) were expensed in the first fiscal quarter ended January 29, 2000. Advertising expense for the thirteen weeks ended January 29, 2000 and January 30, 1999 was approximately $350,000 and $30,000, respectively.

3. Income Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic income per common share for the thirteen weeks ended January 29, 2000 and January 30, 1999 was computed based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options, aggregating 54,024, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. Common equivalent shares of approximately 131,250, relating to the conversion of preferred stock, were not considered since their conversion rates were greater than the fair market value of the Company's common stock, and thus anti-dilutive.

4. Income Taxes

In connection with the Company's emergence from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code on December 26, 1996, the Company adopted Fresh Start Accounting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book net income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter as a direct addition to paid-in-capital.

During the thirteen weeks ended January 29, 2000 and January 30, 1999, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $260,000 and $40,000, respectively. This income tax equivalent provision does not affect the Company's tax liability and does not require a cash payment of a similar amount.

5. Inventories

Inventories   have  been  valued  at  average  cost,  based  upon  gross  profit percentages applied to sales.

6. Subsequent Event

On December 2, 1999, the Company signed a letter of intent with CoolAudio.com, Inc. ("CoolAudio") to merge the two companies through the issuance of the Company's common stock. On February 7, 2000, the Company and CoolAudio mutually agreed to terminate their agreement in principle to merge, as the companies were unable to conclude the negotiation of final terms of the proposed merger.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following management's discussion and analysis and this Form 10-QSB contain forward-looking statements, which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Historical results are not necessarily indicative of trends in operating results for any future period. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fifty-two weeks ended October 30, 1999 and October 31, 1998, included in the Company's Annual Report on Form 10-KSB.

Thirteen Weeks Ended January 29, 2000 as Compared to Thirteen Weeks Ended January 30, 1999

Net income. The Company's pretax income for the first fiscal quarter ended January 29, 2000 increased approximately 89% to $700,382, as compared to pretax income of $370,670 for the same quarter last year. Net income for the first quarter of fiscal 2000 increased to $440,382, as compared to $330,670 for the same quarter last year. The Company recorded an income tax equivalent provision for the thirteen weeks ended January 29, 2000 and January 30, 1999 of $260,000 and $40,000, respectively. This increased income tax equivalent provision for the first quarter of fiscal 2000 does not affect the Company's tax liability or require the use of cash.

The Company's net income for the thirteen weeks ended January 29, 2000, also includes net advertising expense of $350,000 as compared to only $30,000 for the same quarter last year. Included in advertising expense for the thirteen weeks ended January 29, 2000, was approximately $120,000 of production costs relating to the Company's television commercial. The discussion below further explains the increase in net advertising expense.

Revenues. Sales for the first fiscal quarter ended January 29, 2000 totaled $9,854,484, an increase of approximately $3,446,000 or 54% from the same quarter last year. Comparable store sales for the first fiscal quarter ended January 29, 2000 increased approximately $2,549,000 or 40% from the same quarter last year.

Sales have benefited from the Company's new advertising campaign, which was implemented in November 1999. This successful campaign has significantly increased advertising expenditures, which for the first time included network and cable television advertising. This television advertising complimented the Company's larger print ads, radio commercials, direct mail and Internet advertising. Additionally, overall sales were positively affected by the strong sales performance of our new Bang & Olufsen store in lower Manhattan, which opened in July 1999, as well as additional sales from our product offerings on eBay.

The Company experienced strong sales increases in all of its retail locations. Comparable store sales rose 40% as the Company benefited from strong customer demand for new, higher-priced digital products led by HDTV, HD ready projection sets and DVD as well as flat-screen plasma televisions. Our custom installation business continues to grow as the Company's customers opt for our quality, in-home installations of these sophisticated products and home theaters.

Each of the Company's new Harvey retail stores (in Mount Kisco, Westchester County and Greenvale, Long Island, which opened in November 1998, the beginning of the first fiscal quarter of 1999) have shown significant improvement in their second year of operations. The improvement in sales at these two stores significantly impacted comparable store sales for the first quarter of fiscal 2000.

Costs and Expenses. Total cost of goods sold for the thirteen weeks ended January 29, 2000 increased $2,132,071 or 55% from the same period last year. This was primarily due to increased sales, as discussed above.

The gross profit margin for the first fiscal quarter ended January 29, 2000 was 39% as compared to 39.5% for the same quarter last year. The slight decrease in the gross profit margin was due to a change in the mix of products sold, primarily the increased sale of video products, which typically have lower gross margins than audio products. The increase in video sales was primarily due to additional customer demand for new technologies such as HDTV, DVD and plasma flat-screen televisions. It should be noted that sales of these new products do benefit from higher gross margins, as compared to commodity analog televisions and VCR's. The Company's sales of video products accounted for 30.1% of its net sales for the first quarter of fiscal 2000 as compared to 27.2% for the same quarter last year. Additionally, the gross profit margin for the first quarter of fiscal 2000, was positively affected by increased custom installation income, where higher margins were realized, as compared to the same period last year.

Selling, general and administrative expenses ("SG&A expenses") increased 43.6% or $942,369 for the first fiscal quarter ended January 29, 2000, as compared to the same quarter last year. Comparable SG&A expenses increased 35.2% or $760,369 for the first quarter ended January 29, 2000, as compared to the same quarter last year.

The increase in total SG&A expenses was also affected by costs relating to the new Bang & Olufsen store and additionally from costs relating to the Company's e-commerce endeavors. Comparable SG&A expenses increased primarily from additional advertising costs, payroll and payroll related items, professional expenses, depreciation expense and various store operating expenses. The Company also continues to incur additional expenses relating to the expansion of its custom installation business and its training efforts.

Interest expense increased $30,490 or 127% in the first fiscal quarter ended January 29, 2000, as compared to the same quarter last year. The increase was due to borrowings under the revolving line of credit facility, which began in March 1999. In the first quarter of fiscal 1999, there were no borrowings under the revolving line of credit facility.

In connection with the Company's emergence from its reorganization proceeding, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book net income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter as a direct addition to paid-in-capital.

During the thirteen weeks ended January 29, 2000 and January 30, 1999, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $260,000 and $40,000, respectively. This income tax equivalent provision does not affect the Company's tax liability and does not require a cash payment of a similar amount.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities was 1.38, or $1,662,723 at January 29, 2000 as compared to 1.19, or $925,197, at October 30,
1999. At October 30, 1999, the balance outstanding under the Company's revolving line of credit facility ($1,477,603) was classified as a current liability as the line of credit was temporarily paid down in December 1999 from the increased sales of the Christmas selling season. At January 29, 2000, only $153,635 was outstanding under the revolving line of credit facility, which was also classified as a current liability. The improvement in the current ratio was positively impacted by the Company's first quarter pretax income and was offset by an increase in accounts payable and accrued expenses and other current liabilities.

Net cash provided from operating activities was $1,499,072 for the first fiscal quarter ended January 29, 2000, as compared to $211,042 for the same quarter last year. The improvement in cash provided from operating activities was due primarily from the increase in pretax income of $329,712, coupled with an increase in accounts payable, accrued expenses and other current liabilities of $858,328, as mentioned above.

Net cash used in investing activities was $56,365 for the first fiscal quarter ended January 29, 2000, as compared to cash used of $308,720 for the same quarter last year. Net cash used for the purchase of property and equipment was $287,460, relating to new store openings in 1999, as compared to only $55,949 in fiscal 2000, where net cash was used for various capital expenditures.

Net cash used in financing activities was $1,432,740 for the first fiscal quarter of fiscal 2000, as compared to only $971 for the same quarter last year. Financing activities for the first quarter of fiscal 2000 includes net payments of $1,323,968, reducing the revolving line of credit facility and Preferred Stock dividends paid of $73,324.

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital LLC ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. The interest rate on borrowings up to $2,500,000 is 1% in excess of the prime rate of interest (as defined). The rate charged on outstanding balances over $2,500,000 is 1.75% above the prime rate (8.50% at January 29, 2000). A commitment fee of $49,500 was paid by the Company at closing (which is being amortized over three years) and a facility fee ($24,750) of three-quarters of one percent (.75%) of the maximum credit line will be charged in each fiscal year. Monthly maintenance charges also exist under the line of credit. At March 3, 2000, there was $605,895 in outstanding borrowings under the Paragon revolving line of credit facility. The increase in the Company's revolving line of credit facility from the amount outstanding at January 29, 2000 ($153,635), is primarily due to the funding of additional inventory. As of March 3, 2000, the Company had $2,694,105 available to borrow under the revolving line of credit facility.

The maximum amount of borrowings available to the Company under this line of credit is limited to formulas prescribed in the loan agreement. The Company's maximum borrowing availability is equal to 73% of acceptable inventory, less existing borrowings and certain reserves as may have been established by Paragon.

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of net income or loss and minimum gross profit margins. Additionally, the Company's capital expenditures cannot exceed a predetermined amount.

Paragon obtained a senior security interest in substantially all of the Company's assets. The revolving line of credit facility provides Paragon with rights of acceleration upon the breach of certain financial covenants or the occurrence of certain customary events of default. The Company is also restricted from paying dividends on common stock, retiring or repurchasing its common stock, and generally from entering into additional indebtedness (as defined).

On December 2, 1999, the Company announced it had reached an agreement in principle with CoolAudio.com, Inc. ("CoolAudio") to merge the two companies in a stock for stock transaction pursuant to which CoolAudio would have merged with and into the Company. On February 7, 2000, the Company and CoolAudio mutually agreed to terminate their agreement in principle to merge, as the companies were unable to conclude the negotiation of final terms of the proposed merger.

The Company has 2,104,500 common stock warrants ("Warrants") outstanding from its public offering of common stock and Warrants in fiscal 1998, (the "Offering"). Each outstanding Warrant, is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price, for a period of three years commencing March 31, 2000. The Warrants are also redeemable (at $.10 per Warrant), at the Company's option, commencing March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share of $7.50.

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

The Company opened its first Bang & Olufsen Branded Store in the Union Square area of lower Manhattan in July 1999. This Branded Store is the first of two stores the Company plans to open in Manhattan. The Company has not identified a location or lease agreement for a second Bang & Olufsen store. The Company's existing Branded Store sells highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories and other approved non-Bang & Olufsen products. The store also offers professional custom installation of multi-room audio and home theater systems.

The Company received a commitment from Bang & Olufsen permitting, but not requiring, the Company to open two additional Branded Stores in Manhattan and Connecticut. Pursuant to this commitment, the Company must agree to pursue these locations by May 2000. In the first quarter of fiscal 2000, the Company received an option from Bang & Olufsen to open a third Branded Store in the Greenwich, Connecticut area. As a result, the Company is currently negotiating a lease for a new Bang & Olufsen store in Greenwich, Connecticut. No assurance can be given about the number of Branded Stores that the Company will open.

Capital expenditures necessary for each 1,500 square foot Bang & Olufsen store, including inventory, should be approximately $350,000.

The Company seeks to open an additional Harvey Electronics store in New Jersey within the next eighteen months, if the appropriate location can be obtained or an existing business can be acquired. The Company estimates that the total cost of opening a new Harvey Electronics retail store is approximately $650,000. The estimated cost of opening this store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory (net of the portion to be borrowed from the Company's lender), legal expense, pre-opening expenses and additional advertising and promotion in connection with the opening.

The Company intends to continue to redirect and substantially increase its marketing expenditures, which began in the first quarter of fiscal 2000. This will broaden the Company's media presence with the continuation of cable and network television advertising.

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

PART II. OTHER INFORMATION:

Items 1, 2, 3, 4 and 5 were not applicable in the first quarter ended January 29, 2000.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit Number                     Description

                27                          Financial Data Schedule

         (b) Reports on Form 8-K


On February 7, 2000, the Company filed a report on Form 8-K. The event reported related to the mutual termination of an agreement in principle to merge the Company with CoolAudio.com, Inc. ("CoolAudio"). The companies terminated their agreement in principle to merge, which was originally signed on December 2, 1999, as they were unable to conclude the negotiation of final terms of the proposed merger.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2000.

                                Harvey Electronics, Inc.

                                By:/s/
                                   ---------------------------
                                   Franklin C. Karp
                                   President

                                By:/s/
                                   ---------------------------
                                   Joseph J. Calabrese
                                   Executive Vice President,
                                   Chief Financial Officer, Treasurer &
                                   Secretary

                            Harvey Electronics, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)




                                                      Preferred                               Common
                                                       Stock                                   Stock
                                            --------------------------------------------------------------------------------
                                            Shares              Amount             Shares              Amount
                                            --------------------------------------------------------------------------------


Balance at October 30, 1999                    875             $402,037          3,282,833             $32,828
Net income for the thirteen weeks ended
     January 29, 2000                            -                    -                  -                   -
Preferred Stock dividend                         -                    -                  -                   -
                                            --------------------------------------------------------------------------------
Balance at January 29, 2000                    875             $402,037          3,282,833              $32,828
                                            ================================================================================





                                             Additional                                                Total
                                              Paid-In                  Accumulated                   Shareholders'
                                              Capital                    Deficit                       Equity
                                             -------------------------------------------------------------------------------

Balance at October 30, 1999                  $7,481,667               $(3,311,870)                  $4,604,662
Net income for the thirteen weeks ended
January 29, 2000                                      -                   440,382                      440,382
Preferred Stock dividend                              -                   (18,594)                     (18,594)
                                             ------------------------------------------------------------------------------
Balance at January 29, 2000                  $7,481,667               $(2,890,082)                  $5,026,450
                                             ==============================================================================

See accompanying notes.