Form 10QSB
period 2000-04-29
HARVEY ELECTRONICS INC
filed 2000-06-12
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 29, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ----------------- to -----------------.


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

                                  201-842-0078
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of June 2, 2000, 3,282,833 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                            Harvey Electronics, Inc.

                                   FORM 10-QSB

                                      INDEX


PART I.       Financial Information

Item 1.       Financial Statements:                                                            Page No.

              Condensed Statements of Operations (Unaudited) - Twenty-six and thirteen
                weeks ended April 29, 2000 and May 1, 1999....................................    3

              Condensed Balance Sheets - April 29, 2000 (Unaudited) and October 30,
                1999..........................................................................    4

              Condensed Statement of Shareholders' Equity (Unaudited) - Twenty-six weeks
                ended April 29, 2000 .........................................................    5

              Condensed Statements of Cash Flows (Unaudited) - Twenty-six weeks ended
                April 29, 2000 and May 1, 1999 ...............................................    6

              Notes to Condensed Financial Statements (Unaudited).............................    7

Item 2.       Management's Discussion and Analysis or Plan of Operation ......................    10


PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K ...............................................    16

Signatures  ..................................................................................    16

Part I Financial Information

Item I. Financial Statements


              Harvey Electronics, Inc.
         Condensed Statements of Operations
                     (Unaudited)


                                                         Twenty-Six       Twenty-Six    Thirteen Weeks   Thirteen Weeks
                                                        Weeks Ended      Weeks Ended         Ended           Ended
                                                       April 29, 2000    May 1, 1999    April 29, 2000    May 1, 1999
                                                       --------------    -----------    --------------    -----------

Net sales                                                  $18,421,679      $11,423,491      $8,567,195       $5,015,007
Interest and other income                                       16,851           44,586           6,912           23,289
                                                                ------           ------           -----           ------
                                                            18,438,530       11,468,077       8,574,107        5,038,296
                                                            ----------       ----------       ---------        ---------

Cost of sales                                               11,128,817        6,866,610       5,120,576        2,990,440
Selling, general and administrative expenses                 6,161,869        4,292,522       3,060,559        2,133,581
Interest expense                                               105,192           57,643          50,702           33,643
                                                               -------           ------          ------           ------
                                                            17,395,878       11,216,775       8,231,837        5,157,664
                                                            ----------       ----------       ---------        ---------

Income (loss) before income tax equivalent
  provision (benefit)                                        1,042,652          251,302         342,270        (119,368)
Income tax equivalent provision (benefit)                      380,000                -         120,000         (40,000)
                                                               -------          -------         -------         -------
Net income (loss)                                              662,652          251,302         222,270         (79,368)


Preferred Stock dividend requirement                            37,188           37,188          18,594           18,594
                                                                ------           ------          ------           ------
Net income applicable to Common Stock                         $625,464         $214,114        $203,676        ($97,962)
                                                              ========         ========        ========        ========

Net income (loss) per common share applicable to common shareholders:

  Basic                                                          $0.19            $0.07           $0.06          ($0.03)
                                                                 =====            =====           =====          ======
  Diluted                                                        $0.19            $0.06           $0.06          ($0.03)
                                                                 =====            =====           =====          ======


Shares used in the calculation of net income (loss)
  per common share:
  Basic                                                      3,282,833        3,282,833       3,282,833        3,282,833
                                                             =========        =========       =========        =========
  Diluted                                                    3,341,360        3,346,889       3,350,432        3,282,833
                                                             =========        =========       =========        =========

                        Harvey Electronics, Inc.
                        Condensed Balance Sheets

                                                                           April 29,      October 30, 1999(1)
                                                                             2000
Assets                                                                    (Unaudited)

Current assets:
   Cash and cash equivalents                                                   $42,880       $23,947
   Accounts receivable, less allowance of $25,000                              480,237       449,057
   Note receivable--previous member of Underwriter                              23,813        68,430
   Inventories                                                               5,529,275     4,920,614
   Prepaid expenses and other current assets                                   336,207       351,962
                                                                               -------       -------
Total current assets                                                         6,412,412     5,814,010
Property and equipment:
   Leasehold improvements                                                    1,541,122     1,498,585
   Furniture, fixtures and equipment                                         1,237,628     1,145,228
                                                                             ---------     ---------
                                                                             2,778,750     2,643,813
   Less accumulated depreciation and amortization                              919,366       717,272
                                                                               -------       -------
                                                                             1,859,384     1,926,541
Equipment under capital leases, less accummulated amortization
  of $356,790 and $349,000                                                     177,415       141,012
Cost in excess of net assets acquired, less accumulated amortization
  of $10,000 and $7,000                                                        140,000       143,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $231,023 and $198,023             1,037,440     1,450,440
Note receivable--officer                                                        15,000        15,000
Other assets, less accumulated amortization of $195,663 and $160,887           223,575       254,684
                                                                               -------       -------
Total assets                                                                $9,865,226    $9,744,687
                                                                            ==========    ==========

Liabilities and shareholders' equity

Current liabilities:
  Revolving line of credit facility                                           $250,093    $1,477,603
  Trade accounts payable                                                     2,279,941     1,943,225
  Accrued expenses and other current liabilities                             1,727,759     1,302,848
  Income taxes                                                                  20,520        25,200
  Cumulative Preferred Stock dividends payable                                  56,717        61,057
  Current portion of capital lease obligations                                  96,056        78,880
                                                                                ------        ------
Total current liabilities                                                    4,431,086     4,888,813
Long-term liabilities:
  Cumulative Preferred Stock dividends payable                                       -        30,625
  Capital lease obligations                                                     15,046        21,504
  Deferred rent                                                                188,968       199,083
                                                                               -------       -------
                                                                               204,014       251,212

Commitments and contingencies
Shareholders' equity:
8-1/2%  Cumulative  Convertible  Preferred  Stock,  par value  $1,000 per
  share; authorized   10,000  shares;   issued  and  outstanding  875  shares
  (aggregate liquidation preference--$875,000)
                                                                               402,037       402,037

Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,282,833 shares                                       32,828        32,828
  Additional paid-in capital                                                 7,481,667     7,481,667
  Accumulated deficit                                                      (2,686,406)   (3,311,870)
                                                                           -----------   -----------
Total shareholders' equity                                                   5,230,126     4,604,662
                                                                             ---------     ---------
Total liabilities and shareholders' equity                                  $9,865,226    $9,744,687
                                                                            ==========    ==========


(1) The balance sheet as of October 30, 1999 has been derived from the audited financial statements at that date.

See acccompanying notes.

             Harvey Electronics, Inc.
         Condensed Statement of Shareholders' Equity
                   (Unaudited)

                                                                                       Additional                        Total
                                               Preferred Stock        Common Stock       Paid-in     Accumulated     Shareholders'
                                               Shares   Amount      Shares     Amount    Capital       Deficit           Equity
                                               ------   ------      ------     ------    -------       -------           ------

Balance at October 30, 1999                     875    $402,037    3,282,833  $32,828  $7,481,667    $(3,311,870)      $4,604,662

Net income for the twenty-six weeks ended
    April 29, 2000                               -        -           -         -          -              662,652         662,652
Preferred Stock dividend                         -        -           -         -          -             (37,188)         (37,188)
                                                ---    --------    ---------  -------  ----------    ------------       ----------
Balance at April 29, 2000                       875    $402,037    3,282,833  $32,828  $7,481,667    $(2,686,406)       $5,230,126
                                                ===    ========    =========  =======  ==========    ============       ==========

See accompanying notes.

                       Harvey Electronics, Inc
                  Condensed Statements of Cash Flows
                             (Unaudited)

                                                                              Twenty-six          Twenty-six
                                                                              Weeks Ended         Weeks Ended
                                                                             April 29, 2000       May 1, 1999
                                                                             --------------       -----------

Operating activities
Net income                                                                        $662,652          $251,302
Adjustments to reconcile net income to net cash provided
  from (used) in operating activities:
    Depreciation and amortization                                                  289,872           218,892
    Income tax equivalent provision                                                380,000              -
    Straight-line impact of rent escalations                                      (10,115)            13,016
    Miscellaneous                                                                    1,171             3,035
    Changes in operating assets and liabilities:
      Accounts receivable                                                         (31,180)            12,401
      Note receivable - previous member of Underwriter                              44,617             2,654
      Inventories                                                                (559,815)         (386,492)
      Prepaid expenses and other current assets                                    191,225           171,982
      Trade accounts payable                                                       336,716         (328,446)
      Accrued expenses, other current liabilities and
        income taxes                                                               244,761         (207,291)
                                                                                   -------         --------
Net cash provided from (used) in operating activities                            1,549,904         (248,947)
Investing activities
Purchases of property and equipment                                              (134,937)         (434,203)
Purchase of other assets                                                           (3,665)          (28,797)
                                                                                   ------           -------
Net cash used in investing activities                                            (138,602)         (463,000)
                                                                                 --------          --------
Financing activities
Net (payments) proceeds from revolving credit facility                         (1,227,510)           610,482
Preferred Stock dividends paid                                                    (73,324)          (75,927)
Principal payments on capital lease obligations                                   (91,535)           (8,416)
                                                                                  -------            ------
Net cash (used) in provided from financing activities                          (1,392,369)           526,139
                                                                               ----------            -------
Increase (decrease) in cash and cash equivalents                                    18,933         (185,808)
Cash and cash equivalents at beginning of period                                    23,947           221,444
Cash and cash equivalents at end of period                                         $42,880           $35,636
                                                                                   =======           =======
Supplemental cash flow information:
Interest paid                                                                     $124,000           $74,000
                                                                                  ========           =======
Taxes paid                                                                          $5,000           $11,000
                                                                                    ======           =======


See accompanying notes.

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                 April 29, 2000
                                   (Unaudited)

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

Operating results for the six and three month periods ended April 29, 2000 are not necessarily indicative of the results that may be expected for the year ending October 28, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 30, 1999.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Description of Business

The Company is a specialty retailer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Revenue from retail sales is recognized at the time goods are delivered to the consumer or, for certain installation services, when such services are performed and accepted by the customer.


2. New Retail Store Opening

On June 7, 2000, the Company signed a sublease and a related Dealer Agreement to open a new 1600 square foot Bang & Olufsen ("B&O") branded retail store in Greenwich, Connecticut. This new retail store will be the second B&O branded store opened by the Company. The first B&O store was opened in July 1999 in the Union Square area of lower Manhattan. The Company plans to open this new B&O store in September 2000. The new store will be the Company's eighth.

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                 April 29, 2000
                                   (Unaudited)

3. Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising first takes place. In November 1999, the Company implemented its new advertising campaign, which significantly increased advertising expenditures. For the first time, the advertising campaign utilized network and cable television advertising. Advertising expense for the six months ended April 29, 2000 and May 1, 1999 was $480,000 and $60,000, respectively. Advertising expense for the second quarter of fiscal 2000 and fiscal 1999 was $130,000 and $30,000, respectively. The production costs relating to the Company's television commercial (approximating $120,000) were expensed in the first fiscal quarter of 2000, when such commercial was first broadcast.

4. Per Share Information

Basic and diluted income (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic income (loss) per common share for the six and three months ended April 29, 2000 and May 1, 1999 was computed based on the weighted average number of common shares outstanding. For the six months ended April 29, 2000 and May 1, 1999, common equivalent shares relating to stock options, aggregating 58,527 and 64,056, respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. For the second quarter of fiscal 2000, common equivalent shares relating to stock options aggregating 67,599 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. No common equivalent shares relating to stock options were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the second quarter of fiscal 1999 as their affect was anti-dilutive. Common equivalent shares of approximately 131,250, relating to the conversion of preferred stock, were not considered since their conversion rates were greater than the fair market value of the Company's common stock, and thus anti-dilutive.

5. Income Taxes

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

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                 April 29, 2000
                                   (Unaudited)

5. Income Taxes (Continued)

For the six and three months ended April 29, 2000, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $380,000 and $120,000, respectively. The income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets, recorded in the Company's first quarter of 1999 aggregating $40,000, was reversed in the Company's second fiscal quarter of 1999. The income tax equivalent provision for the six and three months ended April 29, 2000 will not affect the Company's tax liability and does not require a cash payment.

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

Twenty-Six and Thirteen Weeks Ended April 29, 2000 as Compared to Twenty-Six and Thirteen Weeks Ended May 1, 1999

Net income. The Company's pretax income for the six months ended April 29, 2000 increased 315% to $1,042,652, as compared to pretax income of $251,302 for the same period last year. Net income for the six months ended April 29, 2000 increased 164% to $662,652 as compared to net income of $251,302 for the same period last year.

The Company's pretax income for the second fiscal quarter ended April 29, 2000 increased 387% to $342,270 as compared to a pretax loss of $119,368 for the same quarter last year. Net income for the second quarter ended April 29, 2000 increased 380% to $222,270 as compared to a net loss of $79,368 for the same quarter last year.

The Company recorded an income tax equivalent provision for the six and three months ended April 29, 2000 of $380,000 and $120,000 respectively. The income tax equivalent provision of $40,000 recorded in the Company's first fiscal quarter of 1999 was reversed in the Company's second fiscal quarter of 1999. The income tax equivalent provision for the six and three months ended April 29, 2000 will not affect the Company's tax liability and does not require the use of cash.

The Company's net income for the six and three months ended April 29, 2000 also includes advertising expense of $480,000 and $130,000, respectively, as compared to only $60,000 and $30,000 for the same periods last year. Approximately $120,000 of production costs relating to the Company's television commercial was recorded in the Company's first fiscal quarter of 2000. The discussion below further explains the increase in net advertising expense.

Revenues. For the six months ended April 29, 2000, net sales totaled $18,421,679, an increase of $6,998,188 or 61% from the same period last year. For the second fiscal quarter of 2000, net sales totaled $8,567,195, an increase of $3,552,188 or 71% from the same quarter last year.

Twenty-Six and Thirteen Weeks Ended April 29, 2000 as Compared to Twenty-Six and Thirteen Weeks Ended May 1, 1999 (continued)

Comparable store sales for the six months ended April 29, 2000 increased approximately $5,468,000 or 48% from the same period last year. Comparable store sales for the second fiscal quarter of 2000 increased by approximately $2,919,000 or 59% from the same quarter last year.

Sales have benefited from the Company's new advertising campaign, which was implemented in November 1999. This successful campaign has significantly increased advertising expenditures, which for the first time included network and cable television advertising. This television advertising complimented the Company's larger print ads, radio commercials, direct mail and Internet advertising. Additionally, overall sales were positively affected by the strong sales performance of our new Bang & Olufsen store in lower Manhattan, which opened in July 1999, and to a lesser extent, the additional sales from our product offerings on eBay.

The Company experienced strong sales increases in all of its retail locations. Comparable store sales benefited from strong customer demand for new, higher-priced digital products led by HDTV, HD ready projection sets and DVD as well as flat-screen plasma televisions. Our custom installation business continues to grow as the Company's customers opt for our quality, in-home installations of these sophisticated products and home theaters. Custom installation services, including related product, account for approximately 29% of total sales for the six months ended April 29, 2000 as compared to 24% for the same period in fiscal 1999.

Each of the Company's new Harvey retail stores (in Mount Kisco, Westchester County and Greenvale, Long Island, which opened in November 1998, the beginning of fiscal 1999) have shown significant improvement in their second year of operations. The improvement in sales at these two stores significantly impacted comparable store sales for fiscal 2000.

Costs and Expenses. Total cost of goods sold for the six months ended April 29, 2000 increased $4,262,207 or 62% from the same period last year. Cost of sales for the second fiscal quarter of 2000 increased $2,130,136 or 71% from the same quarter last year. This was primarily due to the increase in sales, as discussed above.

The gross profit margin for the six months ended April 29, 2000 was 39.6% as compared to 39.9% for the same period last year. The gross profit margin for the second fiscal quarter of 2000 was 40.2% as compared to 40.4% for the same quarter last year. The slight decrease in the gross profit margin was due to a change in the mix of products sold, primarily the increased sale of video products, which typically have lower gross margins than audio products. The increase in video sales was primarily due to additional customer demand for new technologies such as HDTV, DVD and plasma flat-screen televisions. It should be noted that sales of these new products do benefit from higher gross margins, as compared to commodity analog televisions and VCR's. For the six and three months ended April 29, 2000, the Company's sales of video products accounted for 30% and 29%, respectively, of its net sales as compared to 25% and 23% respectively, for the same periods last year. Additionally, the gross profit margin for the six and three month periods of fiscal 2000 was positively affected by increased custom installation income, where higher margins were realized, as compared to the same periods last year.

Twenty-Six and Thirteen Weeks Ended April 29, 2000 as Compared to Twenty-Six and Thirteen Weeks Ended May 1, 1999 (continued)

Selling, general and administrative expenses ("SG&A expenses") increased 44% or $1,869,347 for the six months ended April 29, 2000, as compared to the same period last year. SG&A expenses for the second fiscal quarter of 2000 increased 43% or $926,978 from the same quarter last year.

Comparable SG&A expenses for the six months ended April 29, 2000 increased approximately 36% or $1,546,000 from the same period last year. Comparable SG&A expenses for the second fiscal quarter of 2000 increased approximately 38% or $785,000 from the same quarter last year.

In addition to the increase in advertising expenses, as noted above, the increase in total SG&A expenses was also affected by costs relating to the new Bang & Olufsen store and additionally from costs relating to the Company's e-commerce endeavors. Comparable SG&A expenses increased primarily from additional advertising costs, payroll and payroll related items, professional expenses, depreciation expense and various store operating expenses. The Company also continues to incur additional expenses relating to the expansion of its custom installation business and its training efforts.

Interest expense for the six months ended April 29, 2000 increased 82% or $47,549 as compared to the same period last year. Interest expense for the second fiscal quarter of 2000 increased 51% or $17,059 as compared to the same quarter last year. The increase was due to borrowings under the revolving line of credit facility, which began in March 1999. In the first quarter of fiscal 1999, there were no borrowings under the revolving line of credit facility.

In connection with the Company's emergence from its reorganization proceeding, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted thereafter as a direct addition to paid-in-capital.

As noted above, during the six and three month periods ended April 29, 2000, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $380,000 and $120,000, respectively. This income tax equivalent provision does not affect the Company's tax liability and does not require a cash payment.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities was 1.45, or $1,981,326 at April 29, 2000 as compared to 1.19, or $925,197, at October 30,
1999. At October 30, 1999, the balance outstanding under the Company's revolving line of credit facility ($1,477,603) was classified as a current liability as the line of credit was temporarily paid down in December 1999 from the increased sales of the Christmas selling season. At April 29, 2000, only $250,093 was outstanding under the revolving line of credit facility, which was also classified as a current liability. The improvement in the current ratio was positively impacted by the Company's six month pretax income and an increase in inventory, and was offset by an increase in accounts payable, accrued expenses and other current liabilities.

Net cash provided from operating activities was $1,549,904 for the six months ended April 29, 2000, as compared to net cash used in operating activities of $248,947 for the same period last year. The improvement in cash provided from operating activities was due primarily from the increase in pretax income of $791,350, coupled with an increase in accounts payable, accrued expenses and other current liabilities of $581,477, as mentioned above. For the six months ended May 1, 1999, the Company had reduced current liabilities by $535,737.

Net cash used in  investing  activities  was  $138,602  for the six months ended
April 29, 2000, as compared to cash used of $463,000 for the same period last year. Net cash used for the purchase of property and equipment was $434,203, relating to new store openings in fiscal 1999, as compared to only $134,937 in fiscal 2000, where net cash was used for various capital expenditures.

Net cash used in financing activities was $1,392,369 for the first six months of fiscal 2000, as compared to net cash provided from financing activities of $526,139 for the same period last year. Financing activities for the first six months of fiscal 2000 includes net payments of $1,227,510, reducing the revolving line of credit facility. This period also includes Preferred Stock dividends paid of $73,324 and principal payments on capital leases of $91,535. Financing activities for the first six months of fiscal 1999 include net borrowings from the revolving line of credit facility of $610,482 and Preferred Stock dividend payments of $75,927.

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital LLC ("Paragon") whereby the Company may borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. The interest rate on borrowings up to $2,500,000 is 1% in excess of the prime rate of interest (as defined). The rate charged on outstanding balances over $2,500,000 is 1.75% above the prime rate (9.0% at April 29, 2000). A commitment fee of $49,500 was paid by the Company at closing (which is being amortized over three years) and a facility fee ($24,750) of three-quarters of one percent (.75%) of the maximum credit line will be charged in each fiscal year. Monthly maintenance charges also exist under the line of credit. At June 2, 2000, there was $607,691 in outstanding borrowings under the Paragon revolving line of credit facility. The increase in the Company's revolving line of credit facility from the amount outstanding at April 29, 2000 ($250,093), is primarily due to the funding of additional inventory. As of June 2, 2000, the Company had $2,692,309 available to borrow under the revolving line of credit facility.

The maximum amount of borrowings available to the Company under this line of credit is limited to formulas prescribed in the loan agreement. The Company's maximum borrowing availability is equal to 73% of eligible inventory, less existing borrowings and certain reserves established by Paragon.

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

The Company's management believes that the Company's overhead structure has the capacity to support additional stores without significant increases in cost and personnel, and, consequently, that revenues and profit from new stores will have a positive impact on the Company's operations. This has been demonstrated by the Company for all store openings since the Company's public offering.

As Bang & Olufsen ("B&O") focuses on developing B&O branded stores ("Branded Stores") throughout the world, it has canceled its dealer agreement with the Company and, with one exception, all other retailers effective May 31, 1999. Since this date, B&O products are available only in Branded Stores.

The Company opened its first B&O Branded Store in the Union Square area of lower Manhattan in July 1999. This Branded Store is the first of two stores the Company plans to open in Manhattan. The Company has not identified a location or lease agreement for the second B&O store in Manhattan and no assurance can be given about the number of Branded Stores that the Company will ultimately open.

On May 13, 2000, the Company signed a sublease and a related Dealer Agreement to open a new 1600 square foot B&O Branded Store in Greenwich, Connecticut. The new retail store will be the second B&O store opened by the Company. The Company plans to open this new B&O store in September 2000. The new store will the Company's eighth.

Capital expenditures necessary for each 1,500-1,600 square foot B&O store, including inventory, should be approximately $350,000.

The Company seeks to open at least two additional Harvey Electronics stores in New Jersey within the next eighteen months, if the appropriate locations can be obtained or an existing business can be acquired. The Company estimates that the total cost of opening a new Harvey Electronics retail store is approximately $650,000. The estimated cost of opening a store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory (net of the portion to be borrowed from the Company's lender), legal expense, pre-opening expenses and additional advertising and promotion in connection with the opening.

The Company intends to continue to redirect and substantially increase its marketing expenditures, which began in the first quarter of fiscal 2000. This will broaden the Company's media presence with the continuation of cable and network television advertising.

The Company plans to broaden its e-commerce business with the development of a fully-interactive website giving its customers access to product reviews and specifications, information about custom installation services and new technologies, store locations, product auctions and on-line sales, seven days a week, twenty-four hours a day. The website will enable the Company to sell its products and services to customers in its traditional market in the Metropolitan New York area, however, the Company's objective is to give its customers a unique shopping experience offering valuable information, high-quality products, professional installation and other services which will continue to differentiate Harvey from its mass merchant competitors. The Company will give its customers access to one of Harvey's upscale retail showrooms or offer its customers a private in-home consultation through the convenience of the Internet. The Company plans to expend approximately $300,000 in developing and launching this interactive website. The Company plans to launch the new website at the end of fiscal 2000.

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

PART II. OTHER INFORMATION:

Items 1, 2, 3, 4 and 5 were not applicable in the second quarter ended April 29, 2000.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit Number         Description
         --------------         -----------
         10.2.5                 Severance Agreement between the Company and Michael E. Recca

         10.2.6                 Amended and Restated Severance Agreement between the Company and Franklin C. Karp

         10.2.7                 Amended and Restated Severance Agreement between the Company and Joseph J. Calabrese

         10.2.8                 Amended and Restated Severance Agreement between the Company and Michael A. Beck.

         10.5.9                 Sublease Agreement between the Company and Bang & Olufsen America, Inc.

         10.10                  Repurchase Agreement between the Company, Bang & Olufsen America, Inc. and Paragon Capital, LLC.

         27                     Financial Data Schedule

         (b) Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of fiscal 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 9, 2000.


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