Form 10QSB
period 2000-07-29
HARVEY ELECTRONICS INC
filed 2000-09-12
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from -------------- to ---------------- .

                          Commission File Number 1-4626

                            Harvey Electronics, Inc.
        (Exact name of small business issuer as specified in its charter)

                New York                               13-1534671
(State of other jurisdiction of incorporation      (I.R.S. Employer
              or organization)                     Identification No.)

                     205 Chubb Avenue, Lyndhurst, New Jersey
                    (Address of principal executive offices)

                                  201-842-0078
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of September 11, 2000, 3,282,833 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                            Harvey Electronics, Inc.

                                   FORM 10-QSB

                                      INDEX


PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page No.

              Condensed Statements of Operations (Unaudited) - Thirty-nine and thirteen
                weeks ended July 29, 2000 and July 31, 1999....................................         3

              Condensed Balance Sheets - July 29, 2000 (Unaudited) and October 30,
                1999...........................................................................         4

              Condensed Statement of Shareholders' Equity (Unaudited) - Thirty-nine weeks
                ended July 29, 2000 ...........................................................         5

              Condensed Statements of Cash Flows (Unaudited) - Thirty-nine weeks ended
                July 29, 2000 and July 31, 1999 ...............................................         6

              Notes to Condensed Financial Statements (Unaudited)..............................         7

Item 2.       Management's Discussion and Analysis or Plan of Operation .......................         10


PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K ................................................         16

Signatures.....................................................................................         16

Part I Financial Information
Item I. Financial Statements

               Harvey Electronics, Inc.
          Condensed Statements of Operations
                     (Unaudited)

                                                           Thirty-nine      Thirty-nine     Thirteen Weeks   Thirteen Weeks
                                                           Weeks Ended      Weeks Ended         Ended            Ended
                                                          July 29, 2000    July 31, 1999    July 29, 2000    July 31, 1999
                                                          -------------    -------------    -------------    -------------

Net sales                                                   $26,353,634      $16,272,398       $7,931,955       $4,848,907
Interest and other income                                        28,792           62,794           11,941           18,208
                                                             ----------       ----------        ---------        ---------
                                                             26,382,426       16,335,192        7,943,896        4,867,115
                                                             ----------       ----------        ---------        ---------

Cost of sales                                                15,911,156        9,906,604        4,782,339        3,039,994
Selling, general and administrative expenses                  9,241,374        6,575,335        3,079,505        2,282,813
Interest expense                                                162,704          108,181           57,512           50,538
                                                             ----------       ----------        ---------        ---------
                                                             25,315,234       16,590,120        7,919,356        5,373,345
                                                             ----------       ----------        ---------        ---------
Income (loss) before income tax equivalent
  provision                                                   1,067,192        (254,928)           24,540        (506,230)
Income tax equivalent provision                                 390,000                0           10,000                0
                                                              ---------        ---------           ------        ---------
Net income (loss)                                               677,192        (254,928)           14,540        (506,230)


Preferred Stock dividend requirement                             55,782           55,782           18,594           18,594
                                                               --------       ----------         --------       ----------
Net income (loss) applicable to Common Stock                   $621,410       ($310,710)         ($4,054)       ($524,824)
                                                               ========       ==========         ========       ==========

Net income (loss) per common share applicable to
  common shareholders:
  Basic                                                       $    0.19       $   (0.09)       $   (0.00)       $   (0.16)
                                                              =========       ==========       ==========       ==========
  Diluted                                                     $    0.19       $   (0.09)       $   (0.00)       $   (0.16)
                                                              =========       ==========       ==========       ==========

Shares used in the calculation of net income (loss)
  per common share:
  Basic                                                       3,282,833        3,282,833        3,282,833        3,282,833
                                                              =========        =========        =========        =========
  Diluted                                                     3,345,896        3,282,833        3,282,833        3,282,833
                                                              =========        =========        =========        =========


See accompanying notes.

                                       3

                        Harvey Electronics, Inc.
                        Condensed Balance Sheets

                                                                              July 29,    October 30, 1999(1)
                                                                                2000
                                                                             (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                     $12,727      $23,947
   Accounts receivable, less allowance of $25,000                                525,229      449,057
   Inventories                                                                 5,607,722    4,920,614
   Prepaid expenses and other current assets                                     252,895      420,392
                                                                               ---------    ---------
Total current assets                                                           6,398,573    5,814,010

Property and equipment:
   Leasehold improvements                                                      1,565,716    1,498,585
   Furniture, fixtures and equipment                                           1,268,488    1,145,228
                                                                               ---------    ---------
                                                                               2,834,204    2,643,813
   Less accumulated depreciation and amortization                              1,024,325      717,272
                                                                               ---------    ---------
                                                                               1,809,879    1,926,541

Equipment under capital leases, less accummulated amortization
  of $363,063 and $349,000                                                       204,364      141,012
Cost in excess of net assets acquired, less accumulated amortization
  of $11,500 and $7,000                                                          138,500      143,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $247,523 and $198,023               1,010,940    1,450,440
Note receivable--officer                                                           7,500       15,000
Other assets, less accumulated amortization of $213,048 and $160,887             390,005      254,684
                                                                              ----------   ----------
Total assets                                                                  $9,959,761   $9,744,687
                                                                              ==========   ==========
Liabilities and shareholders' equity

Current liabilities:
  Revolving line of credit facility                                                   $0   $1,477,603
  Trade accounts payable                                                       2,053,140    1,943,225
  Accrued expenses and other current liabilities                               1,687,606    1,302,848
  Income taxes                                                                    15,773       25,200
  Cumulative Preferred Stock dividends payable                                    38,429       61,057
  Current portion of capital lease obligations                                   117,095       78,880
                                                                               ---------    ---------
Total current liabilities                                                      3,912,043    4,888,813
Long-term liabilities:
  Revolving line of credit facility                                              625,876            -
  Cumulative Preferred Stock dividends payable                                         -       30,625
  Capital lease obligations                                                       12,916       21,504
  Deferred rent                                                                  182,854      199,083
                                                                                --------      -------
                                                                                 821,646      251,212
Commitments and contingencies
Shareholders' equity:
8-1/2%  Cumulative  Convertible  Preferred  Stock,  par value  $1,000 per share;
authorized   10,000  shares;   issued  and  outstanding  875  shares  (aggregate
liquidation preference--$875,000)

                                                                                 402,037      402,037

Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,282,833 shares                                         32,828       32,828
  Additional paid-in capital                                                   7,481,667    7,481,667
  Accumulated deficit                                                        (2,690,460)  (3,311,870)
                                                                             -----------   ----------
Total shareholders' equity                                                     5,226,072    4,604,662
                                                                               =========   ==========
Total liabilities and shareholders' equity                                    $9,959,761   $9,744,687
                                                                              ==========   ==========

(1) The balance sheet as of October 30, 1999 has been derived from the audited financial statements at that date.
See accompanying notes.

             Harvey Electronics, Inc.
         Condensed Statement of Shareholders' Equity
        For the Thirty-nine Weeks Ended July 29, 2000
                   (Unaudited)

                                                                                             Additional                   Total
                                                 Preferred Stock         Common Stock        Paid-in     Accumulated  Shareholders'
                                                Shares     Amount      Shares     Amount     Capital       Deficit        Equity
                                                ------     ------      ------     ------     -------       -------        ------

Balance at October 30, 1999                      875    $402,037    3,282,833    $32,828    $7,481,667   $(3,311,870)   $4,604,662

Net income for the thirty-nine weeks ended
    July 29, 2000                                 -         -           -          -            -            677,192       677,192

Preferred Stock dividend                          -         -           -          -            -            (55,782)      (55,782)
                                                 ---    --------    ---------    -------    ----------   ------------   -----------
Balance at July 29, 2000                         875    $402,037    3,282,833    $32,828    $7,481,667   $(2,690,460)   $5,226,072
                                                 ===    ========    =========    =======    ==========   ============   ===========

See accompanying notes.

                                       5

                       Harvey Electronics, Inc
                 Condensed Statements of Cash Flows
                             (Unaudited)

                                                                              Thirty-nine        Thirty-nine
                                                                              Weeks Ended        Weeks Ended
                                                                             July 29, 2000      July 31, 1999
                                                                             -------------      -------------

Operating activities
Net income (loss)                                                                $677,192         ($254,928)
Adjustments to reconcile net income to net cash provided
  from (used) in operating activities:
    Depreciation and amortization                                                 437,691            339,700
    Income tax equivalent provision                                               390,000                  -
    Straight-line impact of rent escalations                                     (16,229)             19,120
    Miscellaneous                                                                   1,171            (6,965)
    Changes in operating assets and liabilities:
      Accounts receivable                                                        (76,172)           (19,391)
      Note receivable - previous member of Underwriter                             54,914              3,893
      Inventories                                                               (609,006)             14,301
      Prepaid expenses and other current assets                                   288,054            222,884
      Trade accounts payable                                                      109,915          (366,196)
      Accrued expenses, other current liabilities and
        income taxes                                                              199,861           (85,798)
                                                                               ----------          ---------
Net cash provided from (used) in operating activities                           1,457,391          (133,380)
Investing activities
Purchases of property and equipment                                             (190,391)          (796,812)
Website development                                                             (161,480)                  -
Purchase of other assets                                                         (26,002)           (44,387)
Note receivable - officer                                                           7,500                  -
                                                                               ----------          ---------
Net cash used in investing activities                                           (370,373)          (841,199)
                                                                               ----------          ---------
Financing activities
Net (payments) proceeds from revolving credit facility                          (851,727)            913,370
Preferred Stock dividends paid                                                  (110,206)          (112,809)
Principal payments on capital lease obligations                                 (136,305)           (31,103)
                                                                                ---------          ---------
Net cash (used) in provided from financing activities                         (1,098,238)            769,458
                                                                               ----------          ---------
(Decrease) in cash and cash equivalents                                          (11,220)          (205,121)
Cash and cash equivalents at beginning of period                                   23,947            221,444
                                                                               ----------          ---------
Cash and cash equivalents at end of period                                        $12,727            $16,323
                                                                               ==========          =========
Supplemental cash flow information:
Interest paid                                                                    $175,000           $115,000
                                                                               ==========           ========
Taxes paid                                                                         $9,000            $14,000
                                                                               ==========           ========

See accompanying notes.

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                  July 29, 2000
                                   (Unaudited)

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

Operating results for the nine and three month periods ended July 29, 2000 are not necessarily indicative of the results that may be expected for the year ending October 28, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 30, 1999.

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


2. New Retail Store Opening and Planned Launch of New Website

On June 7, 2000, the Company signed a sublease and a related Dealer Agreement to open a new 1,600 square foot Bang & Olufsen ("B&O") branded retail store in Greenwich, Connecticut. This new retail store will be the second B&O branded store opened by the Company. The first B&O store was opened in July 1999 in the Union Square area of lower Manhattan. The Company plans to open this new B&O store in October 2000. This new store will be the Company's eighth.

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                  July 29, 2000
                                   (Unaudited)


The Company is currently developing a fully interactive, e-commerce ready website. This website will enable the Company to sell its products and custom installation services to customers through the Internet in its traditional market in the Metropolitan New York area. The Company plans to launch this new website in October 2000.

3. Amendment and Extension of Revolving Line of Credit Facility

On July 7, 2000, the Company entered into a Second Amendment to the Loan and Security Agreement ("Amended Agreement") with its existing lender, Paragon Capital L.L.C. ("Paragon"). The Amended Agreement includes a three (3) year extension enabling the Company to borrow up to $3.5 million (from $3.3 million) based upon a lending formula calculated on eligible inventory, as defined. The interest rate on borrowings up to $2.5 million was reduced to three-quarters of 1% (.75%) over the prime rate (9.25% at July 29, 2000). The rate charged on outstanding balances over $2.5 million was also reduced to 1% above the prime rate. Additionally, the Amended Agreement provides for a lower annual facility fee and reduced monthly maintenance fees. Prepayment fees also exist under the Amended Agreement. The balance outstanding under the revolving line of credit facility at July 29, 2000 was $625,876. This balance was presented as a long-term liability, due to the three-year extension of the revolving line of credit facility, coupled with the projected cash needs from this facility, whereby the balance outstanding at July 29, 2000 is expected to increase over the next twelve months.

4. Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising first takes place. In November 1999, the Company implemented its new advertising campaign, which significantly increased advertising expenditures. For the first time, the advertising campaign utilized network and cable television advertising. Advertising expense for the nine months ended July 29, 2000 and July 31, 1999 was $760,000 and $160,000, respectively. Advertising expense for the third quarter of fiscal 2000 and fiscal 1999 was $280,000 and $100,000, respectively. The production costs relating to the Company's television commercial (approximating $120,000) were expensed in the first fiscal quarter of 2000, when such commercial was first broadcast.

5. Per Share Information

Basic and diluted income (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic income (loss) per common share for the nine and three months ended July 29, 2000 and July 31, 1999 was computed based on the weighted average number of common shares outstanding. For the nine months ended July 29, 2000, common equivalent shares relating to stock options, aggregating 63,063, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. Common equivalent shares relating to stock options were not included for the
                                        8



                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                  July 29, 2000
                                   (Unaudited)

nine-month period ended July 31, 1999, as their effect was anti-dilutive. The third quarter of fiscal 2000 and 1999 did not include common equivalent shares relating to stock options in the weighted average number of common shares outstanding for the diluted earnings per share computation as their effect was anti-dilutive. Common equivalent shares of approximately 131,250, relating to the conversion of preferred stock, were not considered since their conversion rates were greater than the fair market value of the Company's common stock, and thus anti-dilutive.

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

For the nine and three months ended July 29, 2000, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $390,000 and $10,000, respectively. The income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets, recorded in the Company's first quarter of 1999 aggregating $40,000, was reversed in the Company's second fiscal quarter of 1999. The income tax equivalent provision for the nine and three months ended July 29, 2000 will not affect the Company's tax liability and does not require a cash payment.

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

Nine and Three Months Ended July 29, 2000 as Compared to Nine and Three Months Ended July 31, 1999.

Net Income. The Company's pretax income for the nine months ended July 29, 2000 increased 519% to $1,067,192 as compared to a pretax loss of $254,928 for the same period last year. Net income for the nine months ended July 29, 2000 increased 366% to $677,192 as compared to a net loss of $254,928 for the same period last year.

The Company's pretax income for the third fiscal quarter ended July 29, 2000 increased 105% to $24,540 as compared to a pretax loss of $506,230 for the same quarter last year. Net income for the third fiscal quarter ended July 29, 2000 increased 103% to $14,540 as compared to a net loss of $506,230 for the same quarter last year.

The Company recorded an income tax equivalent provision for the nine and three months ended July 29, 2000 of $390,000 and $10,000, respectively. The income tax equivalent provision for the nine and three months ended July 29, 2000 will not affect the Company's tax liability and does not require the use of cash.

The Company's net income for the nine and three months ended July 29, 2000 also includes advertising expense of $760,000 and $280,000, respectively, as compared to only $160,000 and $100,000 for the same periods last year. Approximately $120,000 of production costs relating to the Company's television commercial was recorded in the Company's first fiscal quarter of 2000. The discussion below further explains the increase in advertising expense.

Revenues. For the third fiscal quarter ended July 29, 2000, net sales totaled $7,931,955, an increase of approximately $3,083,000 or 63.6% from the same period last year. For the nine months ended July 29, 2000, net sales totaled $26,353,634, an increase of approximately $10,081,000 or 62% from the same period last year. The Company's nine-month sales for fiscal 2000 of $26.4 million have far exceeded full year fiscal 1999 sales of $21.4 million.

Comparable store sales for the third fiscal quarter ended July 29, 2000 increased by approximately $2,757,000 or 57.5% from the same quarter last year. Comparable store sales for the nine months ended July 29, 2000 increased approximately $8,225,000 or 51% from the same period last year.

Historically, the summer months beginning in May are a slower time of the year for the Company's sales performance. Despite the expected slowdown, the Company decided to continue its aggressive advertising and marketing efforts, which have led Harvey's sales momentum since its new advertising campaign was implemented in November 1999. This successful campaign has significantly increased advertising expenditures, which for the first time included network and cable television advertising. This television advertising complimented the Company's larger print ads, radio commercials, direct mail and Internet advertising. Additionally, overall sales were positively affected by the strong sales performance of the Company's new Bang & Olufsen store in lower Manhattan, which opened in July 1999, and to a lesser extent, the additional sales from its product offerings on eBay.

The Company experienced strong sales increases in all of its retail locations. Comparable store sales benefited from strong customer demand for new, higher-priced digital products led by HDTV, HD ready projection sets and DVD as well as flat-screen plasma televisions. Harvey's custom installation business continues to grow as the Company's customers opt for its quality, in-home installations of these sophisticated products and home theaters. Custom installation services, including related product, account for approximately 32% of total sales for the nine months ended July 29, 2000 as compared to 25% for the same period in fiscal 1999.

Each of the Company's two new Harvey retail stores (in Mount Kisco, Westchester County and Greenvale, Long Island, both of which opened in November 1998, the beginning of fiscal 1999) have shown significant improvement in their second year of operations. The improvement in sales at these two stores significantly impacted comparable store sales for fiscal 2000.

Costs and Expenses. Total cost of goods sold for the nine months ended July 29, 2000 increased $6,004,552 or 60.6% from the same period last year. Cost of goods sold for the third fiscal quarter increased $1,742,345 or 57.3% from the same quarter last year. This was primarily due to the increase in sales, as discussed above.

The gross profit margin for the nine months ended July 29, 2000 increased to 39.6% as compared to 39.1% for the same period last year. The gross profit margin for the third fiscal quarter of 2000 significantly increased to 39.7% as compared to only 37.3% for the same quarter last year. The gross profit margin improved despite the overall increased sale of video products, which typically have lower margins than audio products. Customer demand for new digital video products such as HDTV, DVD and plasma flat-screen televisions, is driving the Company's overall business. Interest in these new video products will also cultivate larger projects including new sales of audio components, speakers, home theater systems, accessories and custom installation services, which all realize higher margins for the Company. Due to strong consumer demand, the Company has been less promotional and has also experienced less price competition in the market for these new products and related installation services in fiscal 2000 as compared to fiscal 1999 and this has helped improve the gross profit margin.

It should be noted that sales of these new video products do benefit from higher gross margins and much higher overall sales prices as compared to commodity analog televisions and VCR's. For the nine and three months ended July 29, 2000, the Company's sales of video products accounted for 30.5% and 32.8%, respectively, of its net sales as compared to 25.1% and 24.2% respectively, for the same periods last year.

Additionally, for the nine and three months ended July 29, 2000, the Company's two newest Harvey showrooms (opened November 1998) have shown significant improvement in the gross profit margin as compared to fiscal 1999. Continued training and maturity of the sales force and custom installation teams at these stores have helped to increase the Company's overall gross profit margin.

Selling, general and administrative expenses ("SG&A expenses") increased 40.5% or $2,666,039 for the nine months ended July 29, 2000, as compared to the same period last year. SG&A expenses for the third fiscal quarter of 2000 increased 34.9% or $796,692 from the same quarter last year.

Comparable SG&A expenses for the nine months ended July 29, 2000 increased 34.8% or approximately $2,259,000 from the same period last year. Comparable SG&A expenses for the third fiscal quarter of 2000 increased 31.7% or approximately $713,000 from the same quarter last year.

In addition to the increase in advertising expenses, as noted above, the increase in total SG&A expenses was also affected by costs relating to the new Bang & Olufsen store and additionally from costs relating to the Company's e-commerce endeavors. Comparable SG&A expenses increased primarily from additional advertising costs, payroll and payroll related items, professional expenses, depreciation expense and various store operating expenses. The Company also continues to incur additional expenses relating to the expansion of its custom installation business, its training efforts and its warehousing and distribution of inventory.

Interest expense for the nine months ended July 29, 2000 increased 50.4% or $54,523 as compared to the same period last year. Interest expense for the third fiscal quarter of 2000 increased 13.8% or $6,974 as compared to the same quarter last year. The increase was primarily due to borrowings under the revolving line of credit facility, which began in March 1999. In the first quarter of fiscal 1999, there were no borrowings under the revolving line of credit facility.

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

As noted above, during the nine and three month periods ended July 29, 2000, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $390,000 and $10,000, respectively. This income tax equivalent provision does not affect the Company's tax liability and does not require a cash payment.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities was 1.64, or $2,486,530 at July 29, 2000 as compared to 1.19, or $925,197, at October 30,
1999. At October 30, 1999, the balance outstanding under the Company's revolving line of credit facility ($1,477,603) was classified as a current liability as the line of credit was temporarily paid down in December 1999 from the increased sales of the Christmas selling season. At July 29, 2000, only $625,876 was outstanding under the revolving line of credit facility and was presented as a long-term liability at such date. The long-term classification was due to the three-year extension of the line of credit facility, coupled with the projected cash needs from the line of credit facility, whereby the balance outstanding at July 29, 2000 is expected to increase over the next twelve months. The improvement in the current ratio was positively impacted by the Company's nine-month pretax income and an increase in inventory, and was offset by an increase in accounts payable, accrued expenses and other current liabilities.

Net cash provided from operating activities was $1,457,391 for the nine months ended July 29, 2000, as compared to net cash used from operating activities of $133,380 for the same period last year. The improvement in cash provided from operating activities was due primarily from the increase in pretax income of $1,322,120, coupled with an increase in accounts payable, accrued expenses and other current liabilities and offset by an increase in inventories.

Net cash used in  investing  activities  was  $370,373 for the nine months ended
July 29, 2000 as compared to cash used of $841,199 for the same period last year. Net cash used for the purchase of property and equipment was $796,812, relating to new store openings in fiscal 1999 as compared to only $190,391 in fiscal 2000 where cash was used for various capital expenditures. Fiscal 2000 also includes $161,480 of cash used relating to website development.

Net cash used in financing activities was $1,098,238 for the nine months ended July 29, 2000 as compared to net cash provided from financing activities of $769,458 for the same period last year. Financing activities for the first nine months of fiscal 2000 includes net payments of $851,727, reducing the revolving line of credit facility. This period also includes Preferred Stock dividends paid of $110,206 and principal payments on capital leases of $136,305. Financing activities for the first nine months of fiscal 1999 included net borrowings from the revolving line of credit facility of $913,370 and Preferred Stock dividend payments of $112,809.

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon") whereby the Company could borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. On July 7, 2000, the Company entered into a Second Amendment to the Loan and Security Agreement ("Amended Agreement") with Paragon. The Amended Agreement includes a three (3) year extension enabling the Company to now borrow up to $3,500,000 based on the lending formula described above. The interest rate on borrowings up to $2.5 million was reduced to three-quarters of 1% (.75%) over the prime rate. The rate charged on outstanding balances over $2.5 million was also reduced to 1% above the prime rate. Additionally, the Amended Agreement provides for a lower annual facility fee and reduced monthly maintenance fees. Prepayment fees also exist under the Amended Agreement. At September 6, 2000, there was $763,165 in outstanding borrowings under the Paragon revolving credit facility. The increase in the Company's revolving line of credit facility from the amount outstanding at July 29, 2000 ($625,876), is primarily due to the funding of additional inventory and website development. At September 6, 2000, the Company had $2,736,835 available to borrow under the revolving line of credit facility.

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

On May 13, 2000, the Company signed a sublease and a related Dealer Agreement to open a new 1600 square foot B&O Branded Store in Greenwich, Connecticut. The new retail store will be the second B&O store opened by the Company. The Company plans to open this new B&O store in October 2000. This new store will be Company's eighth.

The Company estimates that capital expenditures necessary for each 1,500-1,600 square foot B&O store, including inventory, should be approximately $400,000.

The Company seeks to open a minimum of two additional Harvey Electronics stores in New Jersey within the next twelve months, if the appropriate locations can be obtained or an existing business can be acquired. Depending on the availability of outside subordinated funding and identifying appropriate real estate, of which there can be no assurance, the Company will attempt to open four new Harvey locations in fiscal 2001. If successful, at least two stores will be opened in New Jersey and the remainder either on Long Island or Connecticut. The Company estimates that the total cost of opening a new Harvey Electronics retail store (6,500 square feet of selling space) is approximately $1,000,000. The estimated cost of opening a store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory (net of the portion to be borrowed from the Company's lender), legal expense, pre-opening expenses and additional advertising and promotion in connection with the opening.

The Company is currently negotiating a lease for a new Harvey Electronics retail showroom in Monmouth County, New Jersey. There can be no assurance that a lease will be successfully completed.

The Company intends to continue to redirect and substantially increase its marketing expenditures, which began in the first quarter of fiscal 2000. This will broaden the Company's media presence with the continuation of cable and network television advertising.

The Company plans to broaden its e-commerce business with the development of a fully-interactive website giving its customers access to product specifications, information about custom installation services and new technologies, store locations and on-line sales, seven days a week, twenty-four hours a day. The website will enable the Company to sell its products and services, through the Internet to customers in its traditional market in the Metropolitan New York area, however, the Company's objective is to give its customers a unique shopping experience offering valuable information, high-quality products, professional installation and other services which will continue to differentiate Harvey from its mass merchant competitors. The Company will give its customers access to one of Harvey's upscale retail showrooms or offer its customers a private in-home consultation through the convenience of the Internet. The Company plans to expend approximately $375,000 in developing and launching this interactive website. The Company plans to launch the new website in October 2000

Management believes that cash on hand, cash flow from operations and funds made available under the extended credit facility with Paragon, will be sufficient to meet the Company's anticipated working capital needs and expansion plan for at least the next twelve-month period.

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

                           PART II. OTHER INFORMATION:

Items 1, 2, 3 and 5 were not applicable in the third quarter ended July 29, 2000.

Item 4. Submission of Matters to a Vote of Security Holders
On August 18, 2000, the Company's shareholders at an Annual Meeting (i) elected Franklin C. Karp (2,893,815 shares in favor, 47,952 shares against), Joseph J. Calabrese (2,893,815 shares in favor, 47,952 shares against), Michael E. Recca (2,893,712 shares in favor, 48,055 shares against), Frederic J. Gruder (2,893,815 shares in favor, 47,952 shares against), Jeffrey A. Wurst (2,893,815 shares in favor, 47,952 shares against), and William F. Kenny, III (2,893,815 shares in favor, 47,952 shares against) as directors of the Company: (ii) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending October 28, 2000 (2,890,271 shares in favor, 35,770 shares against and 15,726 abstained); and (iii) approved the amendment to the Harvey Electronics, Inc. stock option plan (2,703,080 shares in favor, 220,256 shares against and 18,431 abstained).

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit Number              Description
         --------------              -----------

         10.11                       Second Amendment to the Loan and Security
                                            Agreement

         27                          Financial Data Schedule

         (b) Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of fiscal 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 11, 2000.

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