Form 10KSB
period 2000-10-28
HARVEY ELECTRONICS INC
filed 2001-01-26
CIK 46043

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                   Form 10-KSB

 Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended October 28, 2000

 Transition Report Under Section 13 or 15(d) of The Securities Exchange Act
                                 of 1934 for the
             Transition Period from _____________ to _______________

                           Commission File No. 1-4626

                            Harvey Electronics, Inc.
              (Exact name of small business issuer in its charter)

           New York                                     131534671
           --------                                     ---------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  205 Chubb Avenue, Lyndhurst, New Jersey 07071
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (201) 842-0078

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                    Redeemable Common Stock Purchase Warrant
-------------------------------------------------------------------------------
                                (Title of Class)

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $34,355,415

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 5, 2001. 3,282,833

As of January 5, 2001, the aggregate market value of the registrant's common stock held by nonaffiliates computed by reference to the price at which the stock was sold was $2,961,514. The shares are currently traded on the NASDAQ SmallCap Market under the symbols "HRVE" for the Common Stock and "HRVEW" for the Warrants to purchase Common Stock.

Part I

Item 1. Description of Business.

General

Harvey Electronics, Inc. ("Harvey" or the "Company") is engaged in the retail sale, service and custom installation of high quality audio, video and home theater equipment. The equipment includes high fidelity components and systems, video cassette recorders ("VCR"), digital versatile disc players ("DVD"), high definition television ("HDTV"), direct view projection and plasma flat-screen television sets, audio/video furniture, digital satellite systems, conventional telephones and related accessories. The Company has been engaged in this business in the New York Metropolitan area for seventy-three years. The Company currently operates six Harvey specialty retail stores and two Bang & Olufsen branded stores. There are two Harvey locations in Manhattan and four suburban locations in Paramus, New Jersey; Mt. Kisco, in Westchester; Greenwich, Connecticut; and in Greenvale/Roslyn, on the north shore of Long Island. The Bang & Olufsen branded stores are located in Union Square at Broadway and 21st Street, in Manhattan, and the newest Bang & Olufsen store opened in Greenwich, Connecticut on Greenwich Avenue in October 2000. In September 2000, the Company entered into a lease for a new Harvey showroom in Eatontown, New Jersey which is expected to open in March 2001. This new store will be the Company's ninth.

The Company's stores are designed to offer an attractive and pleasing environment and to display its products and custom installation services in realistic home settings commonly known in the industry as "lifestyle home vignettes." Sales personnel are highly trained professionals with extensive product knowledge. This contrasts sharply with a more rushed atmosphere and lesser-trained personnel of mass merchants.

Sale of Common Stock and Warrants in Public Offering

In April 1998, the Company completed an issuance of its common stock and common stock warrants in a public offering (the "Offering"). The Offering was co-managed by The Thornwater Company, L.P., which sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares by Harvey Acquisition Company, LLC ("HAC"). 2,104,500 of Warrants ("Warrants") to acquire additional shares of the Company's common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.1 million, were used to open three new retail stores and for general working capital purposes.

The net proceeds from the Offering were also used to repay temporarily the Company's credit facility ($2,262,306) and to retire the principal ($350,000) and interest ($47,627) of a term loan.

Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price, for a period of three years which commenced March 31, 2000. The Warrants are redeemable (at $0.10 per warrant), at the Company's option from March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share or $7.50.

Products and Services

The Company offers its customers a wide selection of high-quality consumer audio, video and home theater products, the distribution of which is limited to specialty retailers (generally referred to in the industry as "esoteric brands"). The Company is one of the country's largest retailers of "esoteric brands" manufactured by Bang & Olufsen, Marantz, McIntosh, Vienna Acoustics, Sonus Faber, Kef, Krell, Nakamichi, Loewe, Martin Logan, and Adcom, whose products the Company has sold for a number of years. The Company believes that it benefits from strong working relationships with these manufacturers. See Page 4, below, for a discussion about Bang & Olufsen.

For the fiscal year ended October 28, 2000, the Company's audio product sales represented approximately 64% of the Company's net sales and yielded gross
profit  margins  of  approximately   40%.  The  Company's  video  product  sales
represented approximately 31% of the Company's net sales and yielded gross profit margins of approximately 29%. The Company also provides installation services for the products it sells. Custom installation, as commonly referred to in the industry includes both equipment sales and labor income. Custom installation of both equipment and related labor accounted for approximately 33% of the Company's net sales in fiscal 2000. The labor portion of custom installation presently represents approximately 5% of net sales, with the equipment portion accounting for 28% of net sales. The Company also sells extended warranties, on behalf of third party providers. Sales of extended warranties which yield a gross profit margin in excess of 47%, represent 1% of the Company's net sales.

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

                                            Fiscal Year     Fiscal Year
                                              Ended             Ended
                                            October 28,     October 30,
                                              2000              1999
                                              ----              ----

Audio Components                               43%                49%
Mini Audio Shelf Systems                        7                  8
TV and Projectors                              25                 18
VCR/DVD/DSS                                     7                  7
Furniture                                       5                  5
Cable and Wire                                  5                  5
Accessories                                     6                  6
Extended Warranties                             1                  1
Miscellaneous                                   1                  1
                                               ----              ----
                                               100%              100%


The percentage of sales by each product category is affected by promotional activities, consumer preferences, store displays, the development of new products and elimination or reduction of existing products and, thus, a current sales mix may not be indicative of the future sales mix.

The Company believes that it is well positioned to benefit from advances in technologies because new technologies tend to be expensive when first introduced and the Company's target customers desire and can afford such products. Three new technologies, HDTV, DVD and plasma flat-screen television were recently introduced. The DVD player provides enhanced picture and sound quality in a format far more convenient and durable than videotape. The plasma flat-screen television allows a large screen television to be only six inches wide from front to back. This allows the set to be far less obtrusive and more easily integratable into the home. High definition television has significantly improved picture quality.

The Company intends to continue its recent emphasis on custom installation (currently representing 33% of net sales) which can extend from a single room audio/video system to an entire house with a combined selling price of installation, labor and product from about $5,000 to in excess of $100,000. The Company believes custom installation provides the opportunity to bundle products and increase margins. For example, rather than just selling a television with an approximate gross profit margin of 29%, custom installation enables the Company to sell to the same customer speakers at a margin exceeding 40%, accessories at a margin approximating 46% and installation labor with margins of over 64%.

Based on customers' desires, custom installation projects frequently expand on-site. A single room home theater, for example, during the course of the installation can grow into a multi-room system with increased margins.

Offering custom installation affords the Company a unique selling opportunity not only because it may not be available at mass merchants, but also because custom installation can generate repeat customers and customer referrals. Due to the complexity of the installation provided by the Company, customers generally remain with the Company, providing the opportunity to sell upgrades to existing customers. The recent introduction of DVD players, DSS and advanced televisions, as well as other emerging technologies, present significant opportunities for such upgrades.

Operations

Supplies, Purchasing and Distribution

The Company purchases its products from approximately eighty manufacturers, ten of which accounted for approximately 56% of the Company's purchases for the fiscal year ended October 28, 2000. These ten manufacturers are Bang & Olufsen, Boston Acoustics, Fujitsu, KEF, Marantz, Mitsubishi, Monster Cable, Nakamichi, Pioneer Elite and Sony. Sony accounted for more than 10% of the Company's purchases for the fiscal year ended October 28, 2000, and Bang & Olufsen, Marantz and Pioneer Elite each accounted for more than five (5%) percent of purchases for such period.

The Company has entered into dealer agreements with primarily all of its vendors. Under each dealer agreement, the Company is authorized to sell the manufacturer's products from specified retail locations to retail customers and cannot sell the products by telephone or mail order. Each agreement is for a term of a year or two, subject to renewal or extension.

The Company believes that competitive sources of supply would be available for many of the Company's products if a current vendor ceased to supply to the Company. However, a loss of a major source of supply of limited distribution products could have an adverse impact on the Company.

Bang & Olufsen products have been sold by the Company since 1980. Bang & Olufsen has decided that it will focus on developing Bang & Olufsen licensed stores ("Branded Stores") throughout the world. Bang & Olufsen has, accordingly, canceled its dealer agreement with the Company effective May 31, 1999. Since this date, Bang & Olufsen products are available only in Branded Stores. The line represented approximately $2,100,000 or 6% of the Company's net sales for fiscal 2000.

The Company opened its first B&O Branded Store in the Union Square area of lower Manhattan in July 1999. This Branded Store is the first of two stores the Company plans to open in Manhattan.

On May 13, 2000, the Company signed a sublease and a related Dealer Agreement to open a new 1,600 square foot B&O Branded Store in Greenwich, Connecticut. The new retail store, opened in October 2000, was the second B&O store opened by the Company.

These new Branded Stores sell highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories. The stores will also sell video products including LCD projectors, HDTV's, DVD players, plasma flat-screen televisions, and A/V furniture and accessories. The store also offers professional custom installation of multi-room audio and home theater systems.

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

Purchases are received at the Company's expanded 11,800 square foot warehouse located in Fairfield, New Jersey. Merchandise is distributed to the Company's retail stores at least twice a week (and more frequently, if needed), using the Company's employees and equipment.

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

The Company historically has not had material losses of inventory and does not experience material losses due to cost and market fluctuations, overstocking or technology. The Company's inventory turnover for the fiscal year ended October 28, 2000, was approximately 3.6 times, as compared to 2.9 times for fiscal 1999.

Sales and Store Operations

Retail sales are primarily made for cash or by major credit cards. Revenues are recorded by the Company when the product or service is delivered or rendered to customers. Customer deposits are recorded as liabilities until the product is delivered, at which time a sale is recorded and the liability for the customer deposit is relieved.

In addition, customers who qualify can obtain longer term financing with a Harvey credit card, or lease with an unrelated finance company, which the Company makes available to its customers. The Harvey credit card is also issued by an unrelated finance company. All transactions with these unrelated finance companies are without recourse to the Company. The Company also periodically, as part of its promotional activities, makes manufacturer, (i.e., Mitsubishi), sponsored financing available to its customers. Generally, the cost of such financing is paid for by the Company, but manufacturers periodically participate with, and contribute to the Company in financing these promotions.

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

The Company offers an extended warranty contract for most of the audio, video and other merchandise it sells, which provides coverage beyond the manufacturer warranty period. Extended warranties are provided by an unrelated insurance company on a non-recourse basis to the Company. The Company collects the retail sales price of the extended warranty contract from customers and remits the customer information and the cost of the contract to the insurance company. Sales of extended warranty contracts represent only 1% of the Company's net sales. The warranty obligation is solely the responsibility of the insurance company.

Competition

The Company competes in the New York Metropolitan area with mass merchants, mail order houses, discount stores and numerous other consumer electronics specialty stores. The retail electronics industry is dominated by large retailers with massive, "big box" retail facilities which aggressively discount mass merchandise. These retailers operate on narrow profit margins and high volume, driven by aggressive advertising emphasizing low prices. Nationwide industry leaders are Circuit City and Best Buy. The New York region is dominated by Circuit City, Best Buy, and local chains including P.C. Richard & Son, The Wiz, J&R Music World and 6th Avenue Electronics.

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

The Company seeks to reinforce its positioning by displaying its products and custom installation services in lifestyle home vignettes in an attractive and pleasing store environment and by offering personalized service through trained sales personnel who are fully familiar with all of the Company's products.

Internet Website

In October 2000, the Company launched its new website, www.harveyonline.com, to support the continued growth of its exclusive consumer electronics and custom home theater installation showrooms. The website was designed to extend Harvey's extraordinary in-store experience onto the Internet as a vehicle to increase customer traffic at the Company's retail locations. On-line sales, available seven days a week, twenty-four hours a day, are a secondary goal of the website. Harvey customers can order on-line within the Company's trading area in the metropolitan New York marketplace.

Website visitors can experience a video tour of a Harvey showroom and a complete Harvey custom installation transaction from point-of-contact at the retail showroom through the final in-home installation. Visitors to the website are able to leave inquiries, request home theater systems based on budget and room size, reserve equipment or schedule an in-home or in-store consultation with a Harvey professional. Product specification, price and warranty comparisons are also available on the site. The Company's website was designed to further differentiate Harvey from its competitors.

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

In the latter part of fiscal 1999, the Company decided to materially modify its advertising program, including the decision to begin network and cable television advertising, which had not been done in the past by the Company. In addition, the frequency and size of the Company's print ads were increased. Finally, the Company returned to advertising on radio. The new campaign was fully implemented in November 1999. The results of this significant investment in increased advertising have been quite positive.

The television, radio, direct mail and certain of the print advertising differentiates the Company by emphasizing the benefits of integrating the Internet with www.harveyonline.com, the Company's new website, with beautiful Harvey retail showrooms presenting the Company's home theater experience.

The Company currently uses larger, more frequent print advertising, emphasizing image, products, and technology in the New York Times, New York Magazine, Greenwich Magazine, Newsday, Bergen Record, Greenwich Times, Stanford Advocate, Hampton's Magazine and the Gannett Suburban News. The Company also distributes direct mail advertising several times a year to reach its customer database of over 70,000. Some of the direct mail promotions are for specific manufacturers, products, or technology, and are supported by the manufacturers.

Television advertising currently consists of 30 second commercials run on the WNBC, WABC and WCBS stations in New York as well as cable advertising on CNN, ESPN, MSG and CNBC. Radio advertising is currently running on news, sports and business stations on AM radio.

All  advertising   consistently  offers  attractive  financing  alternatives  on purchases on credit without interest for six or twelve months.

The following table shows the Company's gross advertising costs and net advertising expense as a percentage of net sales for the periods presented. Net advertising expense represents gross advertising cost less market development funds, cooperative advertising and other promotional amounts received from the manufacturers.

                                            Fiscal Year      Fiscal Year
                                              Ended             Ended
                                           October 28,      October 30,
                                              2000              1999
                                              ----              ----
Gross advertising costs                    $2,701,000        $1,220,000
Net advertising expenses                      934,000           227,000
Percentage of net sales                           2.7%              1.1%


The Company has retained an outside advertising agency who was paid a monthly retainer of $15,000 plus approved expenses. This agreement expired December 31, 2000 and the Company has renewed this agreement for one year with a new monthly retainer of $17,000.

Licenses and Intellectual Properties

The Company owns two registered service marks "HARVEY," issued in March 1989, and "THE TEMPLE OF HOME THEATER," issued in May 1997. Both service marks are registered for International Class 42, which includes retail store services in the field of audio, video, consumer electronics, home theater products and custom installation of home theater products. The Company believes that the service mark HARVEY has significant value and is important in marketing the Company's products and services.

Employees

As of October 28, 2000, the Company employed approximately 143 full-time employees of which 22 were management personnel, 12 were administrative personnel, 53 were salespeople, 26 were warehouse workers and 30 were engaged in custom installation.

The salespeople, warehouse workers, and installation staff (109 people) are covered by a collective bargaining agreement with the Company which expires August 1, 2003. The Company has never experienced a material work stoppage and believes that its relationships with its employees and the union are satisfactory.

Item 2. Description of Properties

All of the premises the Company presently occupies are leased. Management believes that the Company's facilities are adequate and suitable for its present business. The Company believes that adequate locations are available for its proposed expansion.

The Company leases premises at 205 Chubb Avenue, Lyndhurst, New Jersey, a
24,400 square foot facility. This lease expires April 30, 2001. The warehouse area of 19,500 square feet of the Lyndhurst facility was sublet in October 1997 for approximately $145,000 per year through April 2001 leaving 4,900 square feet, which the Company uses as its corporate office. The Company currently leases an 11,800 square foot warehouse in Fairfield, New Jersey at approximately $94,000 per year, pursuant to a lease which expires November 2005.

The Company leases the following retail premises:


                                          Expiration                         Approximate
                                           Date of                             Selling
                                           Current          Renewal             Square          Rent
             Location                    Annual Lease       Options            Footage         Expense
  ------------------------------------- ----------------- --------------- ----------------- ---------------

  2 West 45th Street                       6/30/2005           None             7,500          $  488,000
  New York, NY

  556 Route 17 North                       6/30/2003           None             7,000          $  265,000
  Paramus, NJ

  888 Broadway                            12/31/2003           None             4,000          $  394,000
  at 19th St.
  New York, NY
  (within ABC Carpet & Home)

  19 West Putnam Ave.                      9/30/2001         5 years            5,300          $  218,000
  Greenwich, CT

  44 Glen Cove Road                        8/15/2009           None             4,600          $  192,000
  Greenvale, NY

  115 Main St.                             8/31/2008           None             3,500          $   76,000
  Mt. Kisco, NY

  973 Broadway                            12/31/2005          5 year            1,500          $  117,000
  New York, NY
  (Bang & Olufsen Branded Store)

  86 Greenwich Ave.                        6/30/2005         5 years            1,500          $  104,000
  Greenwich, CT
  (Bang & Olufsen Branded Store)

  57 Route 36 West                         1/01/2011         10 years           6,500          $  183,000
   Eatontown, NJ


Item 3. Legal Proceedings.

Except as set forth herein, the Company believes that it is not a party to any material asserted legal proceedings other than those arising in the ordinary course of business and which are fully covered by insurance (except for deductible amounts). The Company maintains general liability and commercial insurance in amounts believed to be adequate. However, there can be no assurance that such amounts of insurance will fully cover claims made against the Company in the future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On August 18, 2000, the Company's shareholders at an Annual Meeting (i) elected Franklin C. Karp (2,893,815 shares in favor, 47,952 shares against), Joseph J. Calabrese (2,893,815 shares in favor, 47,952 shares against), Michael E. Recca (2,893,712 shares in favor, 48,055 shares against), Fredric J. Gruder (2,893,815 shares in favor, 47,952 shares against), Jeffrey A. Wurst (2,893,815 in favor, 47,952 shares against) and William F. Kenny (2,893,815 shares in favor, 47,952 shares against) as directors of the Company; (ii) approved the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 28, 2000 (2,890,271 shares in favor, 35,770 shares against); and
(iii) approved the amendment to the Harvey Electronics, Inc. Stock Option Plan (2,703,080 shares in favor, 220,256 shares against and 18,431 abstained).


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

The following table indicates the quarterly high and low stock prices for fiscal year 2000 and 1999:

Quarter Ended                    High              Low
-------------                    ----              ---
January 29, 2000               $2.4375           $1.0625
April 29, 2000                  2.375             1.50
July 29, 2000                   2.125             1.75
October 28, 2000                1.9375            1.4688
January 30, 1999                2.0625             .875
May 1, 1999                     3.250             1.4688
July 31, 1999                   2.6875            1.875
October 30, 1999                1.9375            1.2812

The Company has paid no dividends on its common stock for the last two years and does not expect to pay dividends on common stock in the future.

Description of Securities

The total authorized capital stock of the Company consists of 10,000,000 shares of common stock with a par value of $0.01 per share ("Common Stock"), and 10,000 shares of 8.5% Cumulative Convertible Preferred Stock with a par value of $1,000 per share. The following descriptions contain all material terms and features of the securities of the Company and are qualified in all respects by reference to the Company's Certificate of Incorporation and Amended and Restated By-Laws of the Company, copies of which are filed as exhibits.

Common Stock

The Company is authorized to issue 10,000,000 shares of Common Stock with a par value of $0.01 per share. As of January 5, 2001, 3,282,833 shares are outstanding and held by approximately 1,600 shareholders of record.

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

Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. As of January 5, 2001, 875 shares of Preferred Stock were issued and outstanding and were held by five holders of record.

The Preferred Stock may be issued from time to time without stockholder approval in one or more classes or series. A holder of the Preferred Stock is not entitled to vote except as required by law.

Dividends on the Preferred Stock are cumulative from the day of original issuance, whether or not earned or declared. In the event the Board of Directors declares dividends to be paid on the Preferred Stock, the holders of the Preferred Stock will be entitled to receive semiannual dividends at the rate of eighty-five ($85) dollars per share payable in cash on the last business day of June and December in each year. For calendar year 1997, the Company elected to defer payment of the dividends over a three-year period. The preference rate for calendar year 1997 is $105 per share, with interest at the rate of 8.5% per annum. The installments relating to the 1997 dividends have been either paid or accrued by the Company as of October 28, 2000. Total Preferred Stock dividends of $110,206 were paid in fiscal 2000. In addition, no dividend shall be paid, or declared, or set apart for payment upon, and no other distribution shall at any time be declared or made in respect of, any shares of Common Stock, other than a dividend payable solely in, or a distribution of, Common Stock, unless full cumulative dividends of the Preferred Stock for all past dividend periods and for the then current dividend period have been paid or have been declared and a sum sufficient for the payment thereof has been set apart.

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

The Preferred Stock was convertible into shares of Common Stock until December 31, 2000, at the option of the holder, in whole or in part, as follows: (i) 50% of the Preferred Stock will be convertible at $6.00 per share; and (ii) $7.50 per share for the balance. Commencing January 1, 2001, the Conversion Price is equal to the average of the closing bid price of the Common Stock over the 45 trading days preceding January 1, 2001. No shares of Preferred Stock have been converted to date.

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

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 28, 2000 and October 30, 1999, appearing elsewhere in this Form 10-KSB.

Statements of Operations Data:

                                                           Fiscal Year       Fiscal Year        Fiscal Year
                                                             Ended             Ended               Ended
                                                           October 28,       October 30,        October 31,
                                                             2000              1999               1998
                                                             -----------------------------------------
                                                                (in thousands, except share data)

Net sales                                                $   34,355          $   21,386        $   17,262
Cost of sales                                                20,813              13,082            10,646
                                                             --------------------------------------------
Gross profit                                                 13,542               8,304             6,616
Gross profit percentage                                        39.4%               38.8%            38.3%
Interest expense                                                218                 179               224
Selling, general and administrative expenses                 12,856               9,043             6,756
Other income                                                     34                  72                70
Stock compensation expense                                        -                   -               297
Financial advisory and consulting fee to
  Underwriter                                                     -                   -               124
Costs associated with lease transaction                           -                   -               114
                                                             --------------------------------------------
Income (loss) before income taxes                               502                (846)             (829)
Income taxes                                                    185                   -                 -
                                                             --------------------------------------------
Net income (loss)                                               317                (846)             (829)

Accretion of Preferred Stock                                      -                   -                (6)

Preferred Stock dividend requirement                            (75)                (74)              (83)
                                                             --------------------------------------------
Net income (loss) attributable to
  Common Stock                                           $      242          $     (920)       $     (918)
                                                             =============================================
Net income (loss) per common share
  applicable to common shareholders:
     Basic                                               $      .07          $     (.28)       $     (.32)
                                                             =============================================
     Diluted                                             $      .07          $     (.28)       $     (.32)
                                                             =============================================
Shares used in the calculation of net income
  (loss) per common shares:
     Basic                                                3,282,833           3,282,833         2,844,751
                                                          ================================================
     Diluted                                              3,346,307           3,282,833         2,844,751
                                                          ================================================

Balance Sheet Data:


                                            October 28,        October 30,
                                               2000               1999
                                               -----------------------
                                                    (in thousands)

Working capital                         $      747 (1)      $    925 (1)
Total assets                                11,437             9,745
Long-term liabilities                          215               251
Total liabilities                            6,590 (1)         5,140 (1)
Total shareholders' equity                   4,847             4,605

(1) The balances outstanding under the Company's revolving line of credit facility ($1,067,709 and $1,477,603 at October 28, 2000 and October 30,
        1999, respectively) are presented as a current liability as the line was temporarily paid down in December 2000 and 1999.

Fiscal Year Ended October 28, 2000 as Compared to Fiscal Year Ended October 30, 1999

Net Profit

The Company's pretax income for the fiscal year ended October 28, 2000 significantly increased to $502,000 as compared to a pretax loss of $846,000 for the fiscal year ended October 30, 1999. Net income for fiscal 2000 was $317,000 as compared to a net loss of $846,000 for fiscal 1999. The fourth quarter of fiscal 2000 included pre-operating expenses of $125,000 relating to the opening of the new Bang & Olufsen store in Greenwich and the October 2000 launch of the Company's new website. In the fourth quarter of fiscal 2000, the Company also recorded occupancy expense of $90,000 relating to additional rent, which was contingent upon actual sales levels achieved for one of the Company's retail stores. Finally, the fourth quarter of fiscal 2000 included incentive bonuses of approximately $125,000. Fiscal 1999 included $115,000 of pre-operating expenses relating to the opening of the Bang & Olufsen store in lower Manhattan.

The Company's net income for fiscal 2000 also includes net advertising expense of $934,000 as compared to only $227,000 for fiscal 1999. The Company's gross advertising costs increased 121% to $2,701,000 in fiscal 2000 as compared to only $1,220,000 for 1999. Approximately $120,000 of these costs related to the Company's television commercial which were recorded in the Company's first fiscal quarter of 2000. The discussion below further explains the increase in advertising expense.

The Company recorded an income tax equivalent provision recorded within income taxes which arose from the utilization of pre-reorganization net operating losses for fiscal 2000 of $160,000. This income tax equivalent provision will not affect the Company's tax liability and does not require the use of cash. (Refer to pages 18 and 19 for further details.)

Revenues

For the year ended October 28, 2000, net sales approximated $34.4 million an increase of approximately $13.0 million or more than 60% from the prior year. Comparable store sales for fiscal 2000 increased by slightly more than $11 million, or 52% from fiscal 1999.

The Company experienced strong sales increases in all of its retail showrooms including a significant increase in its custom installation services. Custom installation services more than doubled in fiscal 2000 to $11,314,000 from $5,509,000 in fiscal 1999. Custom installation sales, including labor and equipment, accounted for 33% of net sales for fiscal 2000 as compared to only 26% in the prior fiscal year.

Sales also increased as the Company significantly increased its advertising and marketing efforts, with a new campaign implemented in November 1999. This successful campaign included for the first time network and cable television advertising. This television advertising complimented the Company's larger print ads, radio commercials, direct mail and various catalogs and newspaper inserts. Additionally, overall sales were positively affected by the strong sales performance of the Company's Bang & Olufsen store in lower Manhattan, which opened in July 1999, and to a lesser extent, the additional sales from its new Bang & Olufsen store in Greenwich Connecticut, opened in October 2000, and from the Company's e-commerce initiatives. The Company's new website, harveyonline.com was launched in October 2000 and should drive new customers into the Company's retail showrooms in fiscal 2001 and beyond.

Each of the Company's two new Harvey retail stores (in Mount Kisco, Westchester County and Greenvale, Long Island, both of which opened in November 1998, the beginning of fiscal 1999) have shown significant improvement in their second year of operation. The improvement in sales at these two stores significantly impacted comparable store sales for fiscal 2000.

Finally, the Company benefited from strong customer demand for new higher-priced digital and home theater products led by HDTV, HD ready projection sets, plasma flat-screen televisions, DVD and DSS.

Costs and Expenses

Total cost of goods sold for fiscal 2000 increased $7,731,000 or 59.1% from the prior fiscal year. This was primarily the result of increased sales as discussed above.

The gross profit margin for fiscal 2000 increased to 39.4% as compared to 38.8% for the prior fiscal year. The gross profit margin improved despite the overall increased sale of video products, which typically have lower margins than audio products. Customer demand for new digital video products such as HDTV, plasma flat-screen televisions, DVD and DSS is driving the Company's overall business. Interest in these new video products will also cultivate larger projects including new sales of audio components, speakers, home theater systems, furniture, accessories and custom installation services, which all realize higher margins for the Company. Due to strong consumer demand, the Company has been less sales promotional and has also experienced less price competition in the market for these new products and related installation services in fiscal 2000 as compared to fiscal 1999 and this has also helped improve the gross profit margin.

It should be noted that sales of these new video products do benefit from higher gross margins and much higher overall sales prices as compared to commodity analog televisions and VCR's. For fiscal 2000, the Company's sales of video products accounted for 31.1% of its net sales as compared to 25.2% in the prior fiscal year.

Additionally, for fiscal 2000, the Company's two newest Harvey showrooms (opened November 1998) have shown significant improvement in the gross profit margin as compared to fiscal 1999. Continued training and maturity of the sales force and custom installation teams at these stores have helped to increase the Company's overall gross profit margin.

Selling,   general  and  administrative  expenses  ("SG&A  expenses")  increased
$3,813,000 or 42.2% for fiscal 2000 as compared to the prior year.

Comparable SG&A expenses for fiscal 2000 increased 36.9% or approximately $3,312,000 from the prior year.

In addition to the significant increase in advertising expenses, as noted above, the increase in total SG&A expenses were also affected by costs relating to the new Bang & Olufsen stores and additionally from costs relating to the Company's e-commerce endeavors and launch of its new website. Comparable SG&A expenses increased primarily from additional advertising costs, payroll and payroll related items, incentive bonuses, professional expenses, depreciation expenses, occupancy costs, truck expenses and various store operating expenses. The Company also continues to incur additional expenses relating to the expansion of its custom installation business, its training efforts and its warehousing and distribution of inventory.

Interest expense for fiscal 2000 increased 21.4% or $38,000 as compared to the prior year. The increase was primarily due to borrowings under the revolving line of credit facility, which began in March 1999. In the first quarter of fiscal 1999, there were no borrowings under the revolving line of credit facility.

In connection with the Company's emergence from its reorganization proceeding, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and a pre-organization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted, and thereafter as a direct addition to paid-in capital.

As noted above, during fiscal 2000, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $160,000. This income tax equivalent provision does not affect the Company's tax liability and does not require a cash payment.

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

Costs and Expenses

Total cost of sales for the fiscal year ended October 30, 1999 increased approximately $2,436,000 or 22.9% from the prior fiscal year. This was primarily the result of increased sales, offset by improved gross profit margins.

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


Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities was 1.12, and its working capital was $747,000 at October 28, 2000, as compared to 1.19 and $925,000 at October 30, 1999. At October 28, 2000 and October 30, 1999, the Company's outstanding balances on its revolving line of credit facility ($1,068,000 and $1,478,000, respectively) were classified as a current liability as the line of credit was temporarily paid down in December 2000 and 1999 from the increased sales of the holiday selling season. The slight decrease in the current ratio for fiscal 2000 is due to increases in trade accounts payable and accrued expenses and other current liabilities, offset by an increase in inventory and a decrease in prepaid expenses.

Net cash provided from operating activities significantly improved to $1,795,000 for fiscal 2000 as compared to cash used in operations of approximately $669,000 in fiscal 1999. The improvement in cash provided from operations was due primarily from the increase in pre-tax income of $1,347,000, coupled with an increased in accounts payable, accrued expenses and other current liabilities and offset by an increase in inventory.

Net cash used in investing activities was $1,078,000 for fiscal 2000 as compared to cash used in of $831,000 in fiscal 1999. Net cash used for purchases of property and equipment excluding interest Website development was $689,000 in fiscal 2000, as compared to $828,000 in fiscal 1999. Fiscal 2000 includes $343,000 of cash used in Website development.

Net cash used in financing activities was $706,000 for fiscal 2000 as compared to cash provided by financing activities of $1,302,000 in fiscal 1999. Financing activities for fiscal 2000 includes net payments of $410,000, reducing the revolving line of credit facility. This period also includes Preferred Stock dividends paid of $110,000 and principal payments on capital leases of $186,000. Financing activities for fiscal 1999 included net borrowings from the revolving line of credit facility of $1,478,000 and Preferred Stock dividend payments of $113,000.

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon") whereby the Company could borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. On July 7, 2000, the Company entered into a Second Amendment to its revolving line of credit facility ("Amended Agreement") with Paragon. The Amended Agreement included a three (3) year extension enabling the Company to borrow up to $3,500,000, based on the lending formula described above. The interest rate on borrowings up to $2,500,000 was reduced to three-quarters of 1% (.75%) over the prime rate. The rate charged on outstanding balances over $2,500,000 was also reduced to 1% above the prime rate. Additionally, the Amended Agreement provided for a lower annual facility fee and reduced monthly maintenance fees.

Subsequent to fiscal 2000, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined, and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was increases and is fixed at one percent (1%) over the prime rate. A commitment fee of $75,000 (which will be amortized over three years) was also paid by the Company on December 29, 2000. Prepayment fees exist under the Third Amended Agreement. At January 5, 2001, there was $377,000 in outstanding borrowings under the Paragon revolving credit facility. At January 5, 2001, the Company had approximately $4,675,000 available to borrow under the revolving line of credit facility.

The maximum amount of borrowings available to the Company under this line of credit is limited to formulas prescribed in the loan agreement. The Company's maximum borrowing availability is equal to 75% of eligible inventory, less existing borrowings and certain reserves established by Paragon.

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

In May 2000, the Company signed a sublease and a related Dealer Agreement to open a new 1,600 square foot B&O Branded Store in Greenwich, Connecticut. This new retail store, opened in October 2000, is the second B&O store opened by the Company. This new store is the Company's eighth.

The Company estimates that capital expenditures necessary for each 1,500-1,600 square foot B&O store, including inventory, should be approximately $400,000.

The Company seeks to open a minimum of two additional Harvey Electronics stores in New Jersey within the next twelve months, if the appropriate locations can be obtained or an existing business can be acquired. Depending on the availability of appropriate real estate, of which there can be no assurance, and depending on market and industry conditions, the Company will attempt to open up to four new Harvey locations in fiscal 2001. If successful, at least two stores will be opened in New Jersey and the remainder either on Long Island or Connecticut. The Company estimates that the total cost of opening a new Harvey Electronics retail store (6,500 square feet of selling space) is approximately $1,000,000. The estimated cost of opening a store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory (net of the portion to be borrowed from the Company's lender), legal expense, pre-opening expenses and additional advertising and promotion in connection with the opening.

In September 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. The Company estimates that capital expenditures necessary to complete the new retail store will approximate $1,000,000, as noted above. This new retail store will be the Company's ninth.

The Company intends to continue its advertising campaign and increase its marketing expenditures on fiscal 2001. This will broaden the Company's media presence with the continuation of print, radio, cable and network television advertising.

The Company plans to broaden its e-commerce business with its fully-interactive website, which was launched in October 2000. The website gives the Company's customers access to product specifications, information about custom installation services and new technologies, store locations and on-line sales, seven days a week, twenty-four hours a day. The website enables the Company to sell its products and services, through the Internet to customers in its traditional market in the Metropolitan New York area, however, the Company's objective is to give its customers a unique shopping experience offering valuable information, high-quality products, professional installation and other services which continues to differentiate

Harvey from its competitors. The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private in-home consultation through the convenience of the Internet. The Company plans to further improve its website and plans to expend between $50,000-$100,000 in fiscal 2001 in related costs.

Management believes that cash on hand, cash flow from operations and funds made available under the extended and increased credit facility with Paragon, will be sufficient to meet the Company's anticipated working capital needs and expansion plan for at least the next twelve-month period.

During the periods presented, the Company was not significantly impacted by the effects of inflation. The Company did benefit from a strong holiday demand in November and December 2000.

Year 2000 and Other Computer System Modifications

In fiscal 1999, the Company successfully implemented all Year 2000 modifications to upgrade its operating systems. Currently, the Company' computer environment is operating as designed, as all systems are Year 2000 compliant. The Company does not anticipate any additional material capital expenditures or management efforts relating to this issue for fiscal 2001. However, the Company expects to further improve its point of sale computer systems in 2001. Such improvements are expected to cost between $50,000-$100,000 in fiscal 2001.

Item 7. Financial Statements

The information required by this item is incorporated by reference to the Company's financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:


              Name                   Age (1)           Position
-----------------------------------------------------------------------
Michael E. Recca                        50        Chairman and Director
William F. Kenny, III                   69        Director
Jeffrey A. Wurst                        51        Director
Fredric J. Gruder                       54        Director
Franklin C. Karp                        47        President and Director
Joseph J. Calabrese                     41        Executive Vice President, Chief Financial
                                                   Officer, Treasurer, Secretary and Director
Michael A. Beck                         41        Vice President of Operations
Roland W. Hiemer                        39        Director of Inventory Control

(1)      As of October 28, 2000.

Michael E. Recca became the Chairman of the Board of Directors of the Company in November 1996. Mr. Recca is also a member and manager of Harvey Acquisition Company, LLC, which is a principal shareholder of the Company. Mr. Recca was an employee of Taglich Brothers, D'Amadeo, Wagner & Co., Inc., a NASD registered broker-dealer, through December 31, 1998. Mr. Recca is also a principal in NorthStar Capital, LLC ,which is a joint venture with Ruskin, Moscou, Evans & Faltischek, the Company's corporate counsel.

Franklin C. Karp began his career in the retail consumer electronics industry over 25 years ago, working then as a salesman for one of the most successful chain operations in the New York metropolitan area. He held various positions in sales management, purchasing and operations. In 1990, Mr. Karp joined Harvey as Merchandise Manager and later as Vice President in charge of merchandising. Mr. Karp was appointed President of Harvey in 1996.

Jeffrey A. Wurst, a director since February 2000, is a Partner at the law firm of Ruskin, Moscou, Evans & Faltischek, P.C. ("Ruskin"), where he chairs the firm's Financial Services Group. Mr. Wurst began his career with Ruskin in 1987. Mr. Wurst is experienced in asset based lending, factoring, commercial finance and bankruptcy matters. Mr. Wurst attended the Jacob D. Fuchsburg Law Center of Touro College in 1987 and earned his B.S. and M.A. from Hofstra University. Mr. Wurst's law firm has been involved in the legal representation of the Company since it reorganized under the bankruptcy laws in 1996.

Fredric J. Gruder, a director since July 1998, has since July 1999 been of counsel to Dorsey & Witney LLP. From September 1996 to July 1999, he was a partner in the law firm of Gersten, Savage, Kaplowitz & Fredericks, LLP ("Gersten"), which represented Thornwater Company, L.P. ("Thornwater"), representative of the Company's underwriters in the Offering. From March 1996 through September 1996, Mr. Gruder was of counsel to Gersten, having been a sole practitioner from May 1995 through March 1996. From March 1992 until March 1996, Mr. Gruder served as vice president and general counsel to Sbarro, Inc., then a publicly traded corporation which owns, operates, and franchises Italian restaurants. Prior to this time, Mr. Gruder practiced law in New York for over twenty years, specializing in corporate securities and retail real estate.

William F. Kenny, III has been a director of the Company since 1975. For the past nine years Mr. Kenny has been a consultant to Meenan Oil Co., Inc. Prior to 1992, Mr. Kenny was the President and Chief Executive Officer of Meenan Oil Co., Inc. Mr. Kenny has also served as a director of the Empire State Petroleum Association, Petroleum Research Foundation and is the President of the East Coast Energy Council. Mr. Kenny was also the President of the Independent Fuel Terminal Operators Association and the Metropolitan Energy Council.

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

Roland W. Hiemer is an executive officer of the Company and Director of Inventory Control. Mr. Hiemer has been with the Company for ten years. He started with the Company as a salesman and advanced to Senior Sales Manager for the Paramus store in 1991. He was further promoted to Inventory Control Manager in 1991. In 1997, he was promoted to Director of Inventory Control. Mr. Hiemer holds a BA in Business Administration from Hofstra University.

Committees of the Board of Directors

The Board of Directors has an Audit Committee and a Compensation and Stock Option Committee.

Audit Committee. The function of the Audit Committee includes making recommendations to the Board of Directors with respect to the engagement of the Company's independent auditors and the review of the scope and effect of the audit engagement. William F. Kenny, III, Fredric J. Gruder and Jeffrey A. Wurst are the current members of the Audit Committee.


Compensation and Stock Option Committee. The function of the Compensation and Stock Option Committee is to make recommendations to the Board with respect to the compensation of management employees and to administer plans and programs relating to stock options, pension and other retirement plans, employee benefits, incentives, and compensation. Fredric J. Gruder, William F. Kenny, III and Jeffrey A. Wurst are the current members of the Compensation and Stock Option Committee.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company, as well as any other compensation paid to or earned by the Chairman of the Company, the President of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the three most recent fiscal years.

Summary Compensation Table

     Name of Individual                                                        Stock            Long-Term
   and Principal Position        Year        Salary           Bonus        Compensation       Compensation
--------------------------------------------------------------------------------------------------------------
Michael Recca                    2000      $ 108,000 (1)      $15,000          $     -             $    -
Chairman (1)                     1999      $  95,000          $     -          $     -             $    -
                                 1998      $  55,000          $     -          $     -             $    -

Franklin C. Karp (2)             2000      $ 138,000          $60,000          $     -             $    -
President                        1999      $ 126,000          $ 5,000          $     -             $    -
                                 1998      $ 125,000          $15,000          $10,313 (5)         $    -

Joseph J. Calabrese (3)          2000      $ 128,000          $46,000          $     -             $    -
Executive Vice President         1999      $ 117,000          $ 3,750          $     -             $    -
Chief Financial Officer,         1998      $ 116,000          $10,000          $ 6,875 (5)         $    -
   Treasurer and Secretary

Michael A. Beck (4)              2000      $ 113,000          $46,000          $     -             $    -
Vice President of                1999      $ 101,000          $ 3,750          $     -             $    -
   Operations                    1998      $  92,000          $ 2,000          $ 5,156 (5)         $    -

(1)--From April 1, 1998 to April 30, 2000, Mr. Recca received an annual director's fee of $95,000 at the rate of $7,917 per month, in his capacity as the Chairman of the Board of Directors of the Company. Effective May 1, 2000, Mr. Recca had been placed on the Company's payroll at an annual salary of $120,000.

(2)--Effective November 1, 2000, Mr. Karp's annual salary was increased to $150,000.

(3)--Effective November 1, 2000, Mr. Calabrese's annual salary was increased to $140,000.

(4)--Effective November 1, 2000, Mr. Beck's annual salary was increased to $125,000.

(5)--Represents stock compensation at fair market value from Common Stock received from HAC, on October 12, 1998.


Severance Agreements

In November 2000, the Company's Board of Directors approved and the Company entered into substantially similar Second Amended and Restated Severance Agreements with each of Michael E. Recca, Franklin C. Karp, Joseph J. Calabrese, and Michael A. Beck, executives of the Company, and the Company entered into an Amended and Restated Severance Agreement with Michael E. Recca, the Company's Chairman (each an "Amended Severance Agreement").

Each Amended Severance Agreement provides that either (i) in the event of a change in control of the Company (as defined), such as a merger, sale or disposition of assets, change in the constitution of the Board of Directors or the current Chairman, the assignment to the executive of a position inconsistent with the executive's current position or relocation of the corporate office (as defined), or in the event of a potential change in control (as defined), or disability (as defined), and within one hundred eighty (180) days from the day of one of the foregoing events the executive is terminated for reasons other than for cause or the executive terminates his employment for any reason, or
(ii) in the event the executive is terminated for any reason other than cause (as defined) and a change in control, potential change in control or disability shall not have occured, then in either event, the respective executive shall receive, among other things:

i. a cash amount equal to the higher of: (x) the executive's base salary prior to termination or the event giving rise to the change in control, potential change in control or disability, or (y) the executive's base salary prior to the event giving rise to the executive's right to terminate his employment for any reason;

ii. a cash payment equal to the higher of: (x) twelve (12) months of the executive's highest monthly car allowance or monthly average travel reimbursement in effect within the six (6) month period immediately prior to termination or the change in control, potential change in control or disability, not to exceed twelve thousand and 00/100 ($12,000) dollars, or
     (y) twelve (12) months of the executive's highest monthly car allowance or monthly average travel reimbursement in effect within the six (6) month period immediately prior to the date the executive terminates his employment for any reason, not to exceed twelve thousand and 00/100 ($12,000) dollars; and

iii. the maximum /highest benefits which the executive was receiving at any time during a two-year period prior to termination, relating to health insurance, accident insurance, long-term care, life insurance and disability, which shall continue for one (1) year beyond the date of termination of the executive's employment.

Roland W. Hiemer's severance agreement provides that in the event the Company is sold or merged with another company, involved in a corporate reorganization, or if a change of the current management takes place, and Mr. Hiemer, for the foregoing reasons, is terminated or asked to accept a position other than that of a senior officer requiring similar responsibilities to those that he currently performs, or if the current corporate office is moved to a new location which is more than thirty miles Lyndhurst, New Jersey, as a result of a reorganization or change in ownership or control, and he declines the new position or relocation, the Company or its successor in control will be obligated, and continue, to pay him at the same salary and car allowance, if any, he had most recently been earning, for a period of six months. In addition, he will be fully covered under the Company's benefit plans, including, without limitation, the Company's medical, dental, life and disability insurance programs, during the six month period.

If, following termination of Mr. Hiemer as described in the preceding paragraph, Mr. Hiemer obtains employment at a lesser compensation than Mr. Hiemer's compensation by the Company, the Company will pay Mr. Hiemer the difference between the two salaries for the remainder of the six month period, plus continued coverage of the Company's benefit plans for the same period. The severance agreement for Mr. Hiemer also provides that in the event he is terminated for any other reasons, except conduct that is materially injurious to the Company or conviction of any crime involving moral turpitude, the Company will be obligated and continue to pay Mr. Hiemer at the same salary he has most recently been earning, for a period following termination of three months plus full coverage of the Company's benefits for the same period.

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

Stock Option Plan

In April 1997, the Company adopted a stock option plan which currently covers 1,000,000 shares of the Common Stock. Options may be designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified stock options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company (collectively "Options"). In certain circumstances, the exercise of Options may have an adverse effect on the market price of the Common Stock. The Stock Option Plan was approved by the Company's shareholders in fiscal 1998.

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

The Plan is administered by the Company's Compensation and Stock Option Committee ("Compensation Committee") as the Board may establish or designate. The Compensation Committee shall be comprised of not less than two members, and all of whom shall be outside directors. The members of the Compensation Committee are William F. Kenny III, Jeffrey A. Wurst and Fredric J. Gruder, outside directors.

The Compensation Committee, within the limitation of the Stock Option Plan, shall have the authority to determine the types of options to be granted, whether an Option shall be accompanied by SARS or Limited SARS, the purchase price of the shares of Common Stock covered by each Option (the "Option Price"), the persons to whom, and the time or times at which, Options shall be granted, the number of shares to be covered by each Option and the terms and provisions of the option agreements.

The maximum aggregate number of shares of Common Stock as to which Options, Rights and Limited Rights may be granted under the Stock Option Plan to any one optionee during any fiscal year of the Company is 100,000, as approved and amended by the shareholders in fiscal 2000.

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

In fiscal 2000, the Company's Compensation Committee approved three grants of incentive stock options aggregating 172,500, to the Company's officers, to purchase the Company's common stock at exercise prices from $1.75-$1.925 per share. The fiscal 2000 incentive stock options are exercisable immediately.

In fiscal 1999, the Compensation Committee approved two grants of incentive stock options, aggregating 222,500, to the Company's officers, to purchase the Company's common stock at an exercise price of $1.50 per share. The fiscal 1999 incentive stock options are exercisable immediately.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of October 28, 2000, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

                 Name and Address of                    Amount and Nature of
                  Beneficial Owner                      Beneficial Ownership                 Percentage
------------------------------------------------------------------------------------------------------------
Harvey Acquisition Company LLC ("HAC")                            253,932                        7.7%
c/o Michael E. Recca
949 Edgewood Avenue
Pelham Manor, NY 10803

Michael E. Recca                                                  367,578 (1)                    10.9%
949 Edgewood Avenue
Pelham Manor, NY 10803

Jeffrey A. Wurst                                                   16,050 (6)                    *
c/o Ruskin, Moscou, Evans & Faltischek, PC
170 Old Country Rd.
Mineola, NY 11501-4366

William F. Kenny, III                                              18,989 (2)                    *
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Fredric J. Gruder                                                  12,500 (2)                    *
Dorsey & Whitney LLP
250 Park Ave., 16th Floor
New York, NY 10177

Franklin C. Karp                                                  142,000 (3)                    4.2%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Joseph J. Calabrese                                               114,202 (4)                    3.4%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Michael A. Beck                                                   110,000 (4)                    3.2%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Roland W. Hiemer                                                   55,000 (5)                    1.6%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

All Directors and Officers as group                               836,319 (7)                   22.0%
(8 Persons)

* Less than 1% of outstanding shares of Common Stock.

(1) Includes shares owned by HAC, of which Mr. Recca is a member and one of three managers, plus options to purchase up to 97,500 shares of the Company's Common Stock which are exercisable at an exercise price of between $1.00-$1.925 per share.

(2) Includes an option to purchase up to 10,000 shares of the Company's Common Stock, which is exercisable at an exercise price of $1.00 per share.

(3) Includes options to purchase up to 125,000 shares of the Company's Common Stock, which are exercisable at an exercise price of between $1.00-$.300 per share.

(4) Includes options to purchase up to 102,500 shares of the Company's Common Stock, which are exercisable at an exercise price of between $1.00-$3.00 per share.

(5) Includes options to purchase up to 52,500 shares of the Company's Common Stock, which are exercisable at an exercise price of between $1.00-$3.00 per share.

(6) Includes a warrant to purchase 15,000 shares of the Company's Common Stock, in the name of Ruskin, Moscou, Evans & Faltischek, P.C., the law firm in which Mr. Wurst is a Partner, at an exercise price of $5.00. Mr. Wurst has expressly disclaimed beneficial ownership of this warrant.

(7) Includes options and warrants to purchase up to 515,000 shares of Common Stock, which are exercisable at an exercise price of between $1.00-$5.00 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended October 28, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Joseph J. Calabrese and Franklin C. Karp each reported one transaction late on a Form 4 and shall report another transaction late on a Form 4, and Fredric Gruder, Michael A. Beck, William F. Kenny and Roland W. Heimer each reported one transaction late on a Form 4.


Item 12. Certain Relationships and Related Transactions.

From April 1, 1998 through April 30, 2000, Mr. Recca received $7,917 per month, representing a director's fee in the annual amount of $95,000, in his capacity as the Chairman of the Board of Directors of the Company. Effective May 1, 2000, Mr. Recca was placed on the Company's payroll at an annual salary of $120,000.

At October 28, 2000, $23,000 was payable to Recca & Co. Inc., of which Mr. Recca is the sole shareholder. Amounts payable relate to management fees and other miscellaneous amounts from fiscal 1998. This amount was subsequently paid to Mr. Recca in December 2000.

Mr. Recca is also a principal in North Star Capital, LLC which is a joint venture between Ruskin, Moscou, Evans and Faltischek, P.C. ("Ruskin"), the Company's corporate counsel and Mr. Recca.

Jeffrey A. Wurst, Director, is also a Senior Partner with Ruskin. At October 28, 2000, the Company had amounts payable to Ruskin of approximately $91,000. The Company also paid legal fees to Ruskin of $127,000 and $54,000, in fiscal years 2000 and 1999, respectively.

At October 28, 2000, the Company had a receivable of approximately $45,000 due from Mr. E.H. Arnold, a member of HAC and a holder of Preferred Stock. This amount was subsequently collected by the Company in December 2000.

Dividends paid to preferred stockholders aggregated $110,000 for fiscal 2000 and $113,000 for fiscal 1999.

In October 1998, the Company received a promissory note from a previous member of its underwriter, in lieu of an outstanding trade receivable for $73,321. Payments, including interest at 9% per annum, aggregating $11,277, were made to the Company in fiscal 1999. The remaining balance of the original note was due on October 30, 1999. However, in November 1999, an amendment to the promissory note was executed, deferring the payment of the remaining principal balance and interest at 9% per annum as follows: one payment of $44,994 due January 25, 2000 with the remaining balance of $24,141 due March 25, 2000. As a result, $68,430 was due to the Company at October 30, 1999. Subsequently, the Company received $54,914 from this individual.

Effective November 1, 1998, the Company signed a consulting agreement with a previous member of its underwriter. Pursuant to the terms of the two-year agreement, the consultant received an annual fee of $75,000 for fiscal 1999. This agreement was terminated by the Company effective February 29, 2000. In August 2000, the consultant was again engaged by the Company, pursuant to a consulting agreement, at $5,000 per month. At December 15, 2000, the agreement was terminated by the Company. The consultant received fees aggregating $40,000 in fiscal 2000.

Item 13. Exhibits and Reports on Form 8-K.

(a)--The following exhibits are hereby incorporated by reference from the corresponding exhibits filed under the Company's Form SB-2 under Commission File #333-42121:

Exhibit Number                Description
--------------                -----------

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

10.3--Employment Agreement with Franklin C. Karp

10.4.1--Dealer Agreement between the Company and Mitsubishi Electronics America, Inc.

10.4.2--Dealer Agreement between the Company and Niles Audio Corporation, Inc.

10.5.1--Lease between the Company and Joseph P. Day Realty Corp.

10.5.2--Lease between the Company and Goodrich Fairfield Associates, L.L.C.

10.5.3--Lease between the Company and Sprout Development Co.

10.5.4--Lease between the Company and Service Realty Company

10.5.5--Lease between the Company and 205 Associates

10.5.6--Sublease between the Company and Fabian Formals, Inc. and Affiliate First Nighter of Canada

10.6--Loan and Security Agreement, Master Note and Trademark Security Agreement with Paragon Capital L.L.C.

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

10.2--Financial Advisory and Investment Banking Agreement between the Company and The Thornwater Company, L.P.

(iv) The following exhibits are hereby incorporated by reference to the corresponding exhibits filed with the Company's Form 8-K dated October 12, 1998:

10.01--Bang & Olufsen America, Inc. Termination Letter dated September 7, 1998

10.02--Bang & Olufsen America, Inc. New Agreement Letter dated October 8, 1998

10.03--Agreement with The Thornwater Company, L.P. regarding termination of agreements and lock-up amendments dated October 31, 1998

(v) The following exhibits are hereto incorporated by reference to the Company's
Form 10-KSB dated October 31, 1998:

105.7--Lease Agreement with Martin Goldbaum and Sally Goldbaum

105.8--Lease Agreement with Bender Realty

10.7--Surrender of Lease with 873 Broadway Associates

10.8--Contract  of Sale with Martin  Goldbaum,  Sally Goldbaum,  the Sound Mill, Inc. and Loriel Custom Audio Video
Corp.

10.9--License Agreement with ABC Home Furnishings, Inc.

(vi) The following exhibit is hereto  incorporated by reference to the Company's
Form 10-KSB dated October 30, 1999:

(b) Reports on Form 8-K

None.

(vii) The following exhibits are annexed hereto:

10.2.5--Amended and Restated Severance Agreement between the Company and Michael E. Recca dated November 2000

10.2.6--Second Amended and Restated Severance Agreement between the Company and Franklin C. Karp dated November 2000

10.2.7--Second Amended and Restated Severance Agreement between the Company and Joseph J. Calabrese dated November 2000

10.2.8--Second Amended and Restated Severance Agreement between the Company and Michael A. Beck dated November 2000

10.5.9--Sublease Agreement between the Company and Bang & Olufsen America, Inc.

10.6--Lease Agreement between the Company and WSG Eatontown LP

10.6.1--Lease Modification Agreement between the Company and WSG Eatontown LP

10.6.2--Renewal of License Agreement with ABC Home Furnishings, Inc.

10.10--Repurchase Agreement between the Company, Bang & Olufsen America, Inc. and Paragon Capital, L.L.C.

10.11--Addendum to Repurchase Agreement between the Company, Bang & Olfsen America, Inc. and Paragon Capital, L.L.C.

10.12--Second Amendment to Loan and Security Agreement with Paragon Capital, L.L.C.

10.13-Third Amendment to Loan and Security Agreement with Paragon Capital, L.L.C.

23.--Consent of Ernst & Young LLP.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Harvey Electronics, Inc.

                                                     By:  /s/ Franklin C. Karp
                                                     Franklin C. Karp, President

Dated: January 25, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

             Signature                                     Title                                Date
------------------------------------- ------------------------------------------------- ---------------------
/s/  Franklin C. Karp                 President and Director                            January 25, 2001
-------------------------------------
    Franklin C. Karp

/s/  Joseph J. Calabrese              Executive Vice President, Chief Financial         January 25, 2001
------------------------------------- Officer, Treasurer, Secretary and Director
    Joseph J. Calabrese

/s/  Michael E. Recca                 Chairman and Director                             January 25, 2001
-------------------------------------
    Michael E. Recca

/s/  William F. Kenny, III            Director                                          January 25, 2001
-------------------------------------
    William F. Kenny, III

/s/  Fredric J. Gruder                Director                                          January 25, 2001
-------------------------------------
    Fredric J. Gruder

/s/  Jeffrey A. Wurst                 Director                                          January 25, 2001
-------------------------------------
    Jeffrey A. Wurst

Item 7. Financial Statements.

                                             Harvey Electronics, Inc.

                                           Index to Financial Statements




Report of Independent Auditors.....................................................................    F-2

Balance Sheet--October 28, 2000.....................................................................    F-3

Statements of Operations--Fiscal years ended
   October 28, 2000 and October 30, 1999...........................................................    F-4

Statements of Shareholders' Equity--Fiscal years ended
   October 28, 2000 and October 30, 1999...........................................................    F-5

Statements of Cash Flows--Fiscal years ended
   October 28, 2000 and October 30, 1999...........................................................    F-6

Notes to Financial Statements......................................................................    F-7

                         Report of Independent Auditors

Shareholders and Board of Directors
Harvey Electronics, Inc.

We have audited the accompanying balance sheet of Harvey Electronics, Inc. as of October 28, 2000 and the related statements of operations, shareholders' equity, and cash flows for the fiscal years ended October 28, 2000 and October 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvey Electronics, Inc. at October 28, 2000, and the results of its operations and its cash flows for the fiscal years ended October 28, 2000 and October 30, 1999, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ Ernst & Young LLP



Melville, NY
December 28, 2000

                                             Harvey Electronics, Inc.

                                                   Balance Sheet

                                                 October 28, 2000


Assets
Current assets:
   Cash and cash equivalents                                                                   $     35,373
   Accounts receivable, less allowance of $25,000                                                   473,097
   Note receivable--officer                                                                           7,500
   Inventories                                                                                    6,396,915
   Prepaid expenses and other current assets                                                        209,078
                                                                                               ------------
Total current assets                                                                              7,121,963
Property and equipment:
   Leasehold improvements                                                                         1,871,538
   Furniture, fixtures and equipment                                                              1,460,825
   Internet website                                                                                 342,598
                                                                                               ------------
                                                                                                  3,674,961
   Less accumulated depreciation and amortization                                                 1,186,758
                                                                                               ------------
                                                                                                  2,488,203
Equipment under capital leases, less accumulated amortization of $362,679                           211,017
Cost in excess of net assets acquired, less accumulated amortization of $13,000                     137,000
Reorganization value in excess of amounts allocable to identifiable assets, less
  accumulated amortization of $264,023                                                            1,224,440
Other assets, less accumulated amortization of $230,436                                             254,104
                                                                                               ------------
Total assets                                                                                   $ 11,436,727
                                                                                               ============
Current liabilities:
   Revolving line of credit facility                                                           $  1,067,709
   Trade accounts payable                                                                         2,919,563
   Accrued expenses and other current liabilities                                                 2,134,579
   Income taxes                                                                                      45,000
   Cumulative Preferred Stock dividends payable                                                      57,586
   Current portion of long-term debt                                                                 22,390
   Current portion of capital lease obligations                                                     128,219
                                                                                               ------------
Total current liabilities                                                                         6,375,046

   Long-term debt                                                                                    11,714
   Capital lease obligations                                                                         26,806
   Deferred rent                                                                                    176,216
                                                                                               ------------
                                                                                                    214,736
Commitments and contingencies

Shareholders' equity:
   8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
     authorized 10,000 shares; issued and outstanding 875 shares (aggregate liquidation
     preference - $875,000)                                                                         402,037
   Common Stock, par value $.01 per share; authorized 10,000,000 shares;
     issued and outstanding 3,282,833 shares                                                         32,828
   Additional paid-in capital                                                                     7,481,667
   Accumulated deficit                                                                           (3,069,587)
                                                                                               ------------
Total shareholders' equity                                                                        4,846,945
                                                                                               ------------
Total liabilities and shareholders' equity                                                     $ 11,436,727
                                                                                               ============
See notes to financial statements.

                                             Harvey Electronics, Inc.

                                             Statements of Operations


                                                                                Fiscal Years Ended
                                                                          October 28,          October 30,
                                                                             2000                 1999
                                                                       -----------------------------------
Net sales                                                              $  34,355,415          $21,386,507
Interest and other income                                                     33,519               72,524
                                                                        ----------------------------------
                                                                          34,388,934           21,459,031
                                                                        ----------------------------------
Cost of sales                                                             20,813,396           13,082,163
Selling, general and administrative expenses                              12,856,155            9,043,046
Interest expense                                                             217,724              179,341
                                                                        ----------------------------------
                                                                          33,887,275           22,304,550
                                                                        ----------------------------------
Income (loss) before income taxes                                            501,659             (845,519)
Income taxes                                                                 185,000                    -
                                                                        ----------------------------------
Net income (loss)                                                            316,659             (845,519)

Preferred Stock dividend requirement                                          74,376               74,376
                                                                        ----------------------------------
Net income (loss) applicable to Common Stock                            $    242,283             (919,895)
                                                                        ==================================
Net income (loss) per common share applicable to common shareholders:
     Basic                                                                     $0.07               $(0.28)
                                                                        ==================================
     Diluted                                                                   $0.07               $(0.28)
                                                                        ==================================
Shares used in the calculation of net income (loss) per common share:

     Basic                                                                 3,282,833            3,282,833
                                                                        ==================================
     Diluted                                                               3,346,307            3,282,833
                                                                        ==================================

See notes to financial statements.

                                             Harvey Electronics, Inc.

                                        Statements of Shareholders' Equity



                                                                                        Additional                     Total
                                       Preferred Stock            Common Stock           Paid-in    Accumulated    Shareholders'
                                    Shares       Amount       Shares        Amount       Capital      Deficit          Equity
                                   -----------------------------------------------------------------------------------------------
Balance at October 31, 1998           875   $   402,037     3,282,833   $    32,828   $ 7,481,667   $(2,391,975)   $ 5,524,557

Net loss for the year                --            --            --            --            --        (845,519)      (845,519)
Preferred Stock dividend             --            --            --            --            --         (74,376)       (74,376)
                                   -----------------------------------------------------------------------------------------------
Balance at October 30, 1999           875       402,037     3,282,833        32,828     7,481,667    (3,311,870)     4,604,662
Net income for the year              --            --            --            --            --         316,659        316,659
Preferred Stock dividend             --            --            --            --            --         (74,376)       (74,376)
                                   -----------------------------------------------------------------------------------------------
Balance at October 28, 2000           875   $   402,037     3,282,833   $    32,828   $ 7,481,667   $(3,069,587)   $ 4,846,945
                                   ===============================================================================================

See notes to financial statements.

                                             Harvey Electronics, Inc.

                                             Statements of Cash Flows


                                                                                       Fiscal Years Ended
                                                                                  October 28,       October 30,
                                                                               --------------------------------
Operating activities
Net income (loss)                                                              $    316,659      $  (845,519)
Adjustments to reconcile net income (loss) to net cash provided
     Depreciation and amortization                                                  647,064          478,284
     Income tax equivalent provision                                                160,000                -
     Straight-line impact of rent escalations                                       (22,867)          15,161
     Consulting fees                                                                 10,000                -
     Miscellaneous                                                                  (12,667)          (8,366)
     Changes in operating assets and liabilities:
       Accounts receivable                                                          (24,040)         (83,422)
       Note receivable--previous member of Underwriter                               54,914            4,891
       Inventories                                                               (1,341,791)        (905,678)
       Prepaid expenses and other current assets                                    179,863          (61,919)
       Trade accounts payable                                                       976,338          366,099
       Accrued expenses, other current liabilities and income taxes                 851,531          371,937
                                                                               --------------------------------
Net cash provided by (used in) operating activities                               1,795,004         (668,532)
Restricted cash                                                                           -           25,000
Purchases of property and equipment excluding Internet website development         (688,550)        (828,276)
Internet website development                                                       (342,598)               -
Purchase of other assets                                                            (53,927)         (13,060)
Note receivable--officer                                                              7,500          (15,000)
                                                                               --------------------------------
Net cash used in investing activities                                            (1,077,575)        (831,336)
                                                                               --------------------------------
Net (payments) proceeds from revolving credit facility                             (409,894)       1,477,603
Preferred Stock dividends paid                                                     (110,206)        (112,809)
Principal payments on capital lease obligations                                    (185,903)         (62,423)
                                                                               --------------------------------
Net cash (used in) provided by financing activities                                (706,003)       1,302,371
                                                                               --------------------------------
Increase (decrease) in cash and cash equivalents                                     11,426         (197,497)
Cash and cash equivalents at beginning of year                                       23,947          221,444
                                                                               --------------------------------
Cash and cash equivalents at end of year                                       $     35,373      $    23,947
                                                                               ================================
Interest paid                                                                  $    247,000      $   171,000
                                                                               ================================
Taxes paid                                                                     $     11,000      $    17,000
                                                                               ================================

See notes to financial statements.

                            Harvey Electronics, Inc.

                          Notes to Financial Statements

                                October 28, 2000


1. Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company is a specialty retailer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Revenues from retail sales are recognized at the time goods are delivered to the customer or, for certain installation services, when such services are performed and accepted by the customer. The Company's fiscal year ends the Saturday closest to October 31. The fiscal years ended October 28, 2000 and October 30, 1999 each consist of 52 weeks.

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

                            Harvey Electronics, Inc.

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

Internet Website

The Company follows the provisions of Emerging Issues Task Force ("EITF") 00-2, "Accounting for Website Development Costs," which provides guidance or how an entity should account for website development costs. In accordance with EITF 00-2, costs incurred in the website application and infrastructure development stage relating to the acquisition or development of software or the development of graphics for internal use, should be accounted for under the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and capitalized. As such, and in accordance with SOP 98-1, the Company capitalized approximately $343,000 relating to the development of its website. These costs are being amortized on a straight-line basis over a period of one to three years.

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

1. Description of Business and Summary of Significant Accounting Policies (continued)

Income (Loss) Per Share

Basic and diluted income (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted income (loss) per common share for the fiscal years ended October 28, 2000 and October 30, 1999 were computed based on the weighted-average number of common shares outstanding. For fiscal 2000, common equivalent shares relating to stock options aggregating 63,474 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. Options and warrants aggregating 2,240,600 for fiscal 2000 and 2,467,400 for fiscal 1999, were excluded from the computation as their effect would have been antidilutive. Common equivalent shares of approximately 131,250 relating to the conversion of Preferred Stock, were not considered since they were anti-dilutive.

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

1. Description of Business and Summary of Significant Accounting Policies (continued)

Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the fiscal years ended October 28, 2000 and October 30, 1999 was approximately $934,000 and $227,000, respectively. Prepaid advertising for print advertisements not run and broadcast advertisements not aired at October 28, 2000 and October 30, 1999 was approximately $69,000 and $167,000, respectively.

Reorganization Value and Fresh Start Reporting

The Company adopted Fresh Start Reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," when it emerged from a Chapter 11 proceeding on December 26, 1996. At that time, Fresh Start Reporting resulted in changes to the balance sheet, including valuation of assets and liabilities at fair market value, elimination of the accumulated deficit and valuation of equity based on the reorganization value of the ongoing business.

The reorganization value of the Company was determined based on the consideration received from Harvey Acquisition Company LLC. (HAC) to obtain its principal ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock (see Note 5). Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity Capital Partners, L.P., a pre-reorganization subordinated secured debtholder, as authorized by the Court, for an approved finders fee. The excess of the reorganization value over the fair value of net assets and liabilities ($1,224,440, net of amortization at October 28, 2000) is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and is being amortized over a 25-year period. Amortization expense of $66,000 was recorded for fiscal years 2000 and 1999.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to adopt SAB No. 101 in the fourth quarter of fiscal 2001. Management believes that the provision of SAB No. 101 will not impact the Company's revenue recognition policies.

2. Amendments and Extension of Revolving Line of Credit Facility

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon") whereby the Company could borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory.

On July 7, 2000, the Company entered into a Second Amendment to its revolving line of credit facility ("Amended Agreement") with Paragon. The Amended Agreement includes a three (3) year extension enabling the Company to borrow up to $3,500,000 based upon a lending formula calculated on eligible inventory, as defined. The interest rate on borrowings up to $2,500,000 million was reduced to three quarters of 1% (.75%) over the prime rate (10.25% at October 28, 2000). The rate charged on outstanding balances over $2,500,000 was also reduced to 1% above the prime rate. Additionally, the Amended Agreement provides for an annual facility fee of $17,500 and reduced maintenance fees of $1,500 per month. The balance outstanding under the revolving line of credit facility at October 28, 2000 was $1,067,709. The balance was presented as a current liability as the line of credit was temporarily paid down in December 2000, using the cash flow generated from the holiday selling season.

Subsequent to fiscal 2000, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was fixed at one percent (1%) over the prime rate. Prepayment fees also exist under the Third Amended Agreement. A commitment fee of $75,000 (which will be amortized over the three years) was also paid by the Company on December 29, 2000.

Paragon has a senior security interest in all of the Company's assets. The amended line of credit facility provides Paragon with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). Additionally, the line of credit facility contains certain financial covenants, with which the Company is in compliance at October 28, 2000.

In connection with the Third Amended Agreement, Paragon received an additional warrant to purchase 100,000 shares of the Company's common stock, subject to adjustment, which is currently exercisable at a price of $2.00 per share and expires November 30, 2003. Paragon also received an extension of an existing warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and also expires November 30, 2003. The Company will be amortizing the value of the warrants over a three-year period.

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

Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price for a period of three-years and commenced March 31, 2000, two years from the effective date of the Offering. The Warrants also are redeemable (at $.10 per warrant) at the Company's option, beginning March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share, or $7.50 per share.

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

In fiscal 2000, the Company's Compensation and Stock Option Committee of the Board of Directors ("Compensation Committee") approved three grants of incentive stock options aggregating 172,500, to the Company's officers, to purchase the Company's common stock at exercise prices from $1.75-$1.925 per share. The fiscal 2000 incentive stock options are exercisable immediately.

In fiscal 1999, the Company's Compensation Committee approved two grants of incentive stock options aggregating 222,500 to the Company's officers to purchase the Company's common stock at an exercise price of $1.50 per share.
The fiscal 1999 incentive stock options are also exercisable immediately.

In fiscal 2000 and 1999, the Company reserved 172,500 and 222,500 shares of common stock, respectively, for issuance in connection with stock options. The following table summarizes activity in stock options during fiscal 1999 and 1998:

                                                                                               Weighted-
                                                 Shares           Shares Under Option           Average
                                             Available for    Option Price     Number of        Exercise
                                                Granting       per Share         Shares          Price
                                           ---------------------------------------------------------------
      Balance at October 31, 1998                 3,200                           141,800         $1.89
        1999 Stock option grants                222,500
         Granted--February 12, 1999              (45,000)         $1.50            45,000         $1.50
         Granted--October 29, 1999              (177,500)         $1.50           177,500         $1.50
         Forfeited                                 1,400       $1.00-$2.00         (1,400)        $1.36
                                                ---------                        ---------
      Balance at October 30, 1999                  4,600                          362,900         $1.65
         2000 Stock option grants                172,500
         Granted--March 1, 2000                  (57,500)         $1.75            57,500         $1.50
         Granted--July 3, 2000                   (57,500)         $1.86            57,500         $1.86
         Granted--July 28, 2000                   (57,500)     $1.75-$1.925        57,500         $1.79
         Forfeited                                10,450       $1.00-$2.00        (10,450)        $1.02
                                                ---------                        ---------
      Balance at October 28, 2000                 15,050                          524,950         $1.68
                                                =========                        =========

At October 28, 2000, options for the purchase of 524,950 shares of common stock are exercisable. At October 30, 1999, options for the purchase of 311,400 shares of common stock are exercisable with a weighted-average exercise price of $1.63. The weighted-average fair value of options granted during the fiscal years ended October 28, 2000 and October 30, 1999 was $1.43 and $1.24, respectively.

Exercise prices for options outstanding as of October 28, 2000, are as follows:

                                                                                 Weighted-
                                Number of                                         Average
                                 Options                Options                  Remaining
       Range of              Outstanding at        Exerciseable at            Contractual Life
    Exercise Price              Year End             End of Year                  in Years
    --------------------------------------------------------------------------------------

         $1.00                    63,850                 63,850                      8
         $1.50                   222,500                222,500                      9
         $1.75                   102,500                102,500                     10
         $1.86                    57,500                 57,500                     10
        $1.925                    12,500                 12,500                     10
         $2.00                     6,100                  6,100                      7
         $3.00                    60,000                 60,000                      7
                                 -----------------------------------------------------
                                 524,950                524,950                      9
                                 =====================================================

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

Pro forma information regarding net income (loss) and net income (loss) per share (basic and diluted) is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted under the fair value of that statement.

The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following assumptions for fiscal years 2000 and 1999: risk-free interest rate ranging from 6.20%-6.36% and 6.0%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of $0.897 and $1.507 respectively; and a weighted-average expected life of the options of 6.57 years and 3 years, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for fiscal year 2000 and 1999 are as follows:

                                                                       2000               1999
                                                                       ----               ----

Pro forma net income (loss)                                     $      49,000       $  (1,117,000)
Pro forma net loss attributable to common stock                 $     (25,000)      $  (1,191,000)
Pro forma basic and diluted loss per share                      $         (.01)     $         (.36)


5. 8.5% Cumulative Convertible Preferred Stock

The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors, in whole or in part, at face value plus any accrued dividends. The carrying value of the Preferred Stock is $402,037 at October 28, 2000.

In the event of liquidation of the Company, the holders of the Preferred Stock shall receive preferential rights and shall be entitled to receive an aggregate liquidation preference of $875,000 plus any outstanding dividends, prior to any distributions to common shareholders. The holders of the Preferred Stock shall receive a semiannual 8.5% cumulative dividend ($85 per share annually), payable on the last business day in June and December. The Company had elected to defer the fiscal 1997 dividends, at a preference rate of $105 per share annually
($91,875) plus interest at 8.5% per annum over a three-year period. All installments relating to the 1997 dividends have either been paid or accrued by the Company as of October 28, 2000.

The Preferred Stock was converted into shares of Common Stock until December 31, 2000, at the option of the holder, in whole or in part, as follows: (i) the first 50% of the Preferred Stock can be converted at $6.00 per share, and (ii) the balance is convertible at $7.50 per share. Beginning on January 1, 2001, the Preferred Stock is convertible at the average closing price, as defined, of the Company's Common Stock for the preceding 45-day period. No shares of preferred stock have been converted to date.

The Preferred Stock originally contained a mandatory redemption feature. In December 1997, the redemption feature was eliminated and the holders of the Preferred Stock received 36,458 Warrants to purchase shares of common stock (valued at approximately $6,000) with terms equivalent to the Warrants granted during the Offering (see Note 3). The balance sheet at October 28, 2000 has been presented to reflect the Preferred Stock as part of shareholders' equity as a result of the eliminated redemption feature.

Cumulative Preferred Stock dividends payable of $57,586 are outstanding and classified as a current liability at October 28, 2000. Dividends aggregating $74,376 were recorded as a charge to accumulated deficit at October 28, 2000.

6. Income Taxes

Fresh Start Accounting requires the Company to report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. The current and future year benefit related to the carryforward is not reflected in net income, but instead is recorded as an adjustment to reorganization value in excess of amounts allocable to identifiable assets. During the year ended October 28, 2000, the income tax equivalent provision and the associated adjustment to reorganization value amounted to $160,000. The income tax equivalent provision does not affect the Company's tax liability.

There was no provision (benefit) for income taxes during the year ended October 30, 1999. The provision for income taxes for the year ended October 28, 2000 consists of the following:

Current:
Federal                                                     $  13,500
State                                                          11,500
Equivalent tax expense                                        160,000
                                                            ---------
                                                              185,000
Deferred                                                            -
                                                            ---------
                                                             $185,000
                                                            =========

The effective income tax rate differed from the Federal statutory rate as follows:

                                                   Year ended                 Year ended
                                               October 28, 2000           October 30, 1999
                                              ------------------------------------------------
                                               Amount          %          Amount         %
                                              ------------------------------------------------
       Federal income tax provision
          (benefit) at statutory rate         $171,000       34.0       $(287,000)     (34.0)%
        State income taxes, net of
          benefit                               47,400        9.5         (44,700)      (5.3)
        Nondeductible reorganization
          amortization                          22,400        4.5          22,400        2.6
        Operating losses not currently
          deductible                                 -          -         298,000       35.2
        Other, net                              11,500        2.4          11,300        1.5
        Benefit from post reorganization
          temporary differences on tax
          equivalent provision                 (67,300)     (13.4)              -        -
        Nondeductible compensation                   -        -                 -        -
                                              ------------------------------------------------
                                              $185,000       36.9%              -        -
                                              ================================================

The Company has deferred tax assets and deferred tax liabilities as presented in the table below. The net deferred tax assets are subject to a valuation allowance, which was approximately $1,483,000 and $1,698,000 at October 28, 2000 and October 30, 1999, respectively.

Deferred tax assets and liabilities as of October 28, 2000 consisted of the following:

                                                                                  October 28,
                                                                                     2000
                                                                                --------------
Pre-reorganization net operating loss carryforwards                            $      480,000
Pre-reorganization deductible temporary differences                                    87,000
Pre-reorganization tax credits                                                         53,000
Post-reorganization net operating loss carryforwards                                  760,000
Deferred rent                                                                          16,000
Inventory                                                                              77,000
Depreciable assets                                                                    145,000
Tax credits                                                                             6,000
                                                                                --------------
Total deferred tax assets                                                           1,624,000

Website development costs                                                            (137,000)
Intangible assets                                                                      (4,000)
                                                                                ---------------
Total deferred tax liabilities                                                       (141,000)
                                                                                ---------------
Net deferred tax assets                                                             1,483,000
Less: Valuation allowance                                                          (1,483,000)
                                                                                ---------------
Total                                                                          $            -
                                                                                ---------------

At October 28, 2000, the Company has available net operating loss carryforwards of approximately $3,100,000 which expire in various years through fiscal 2019. Of this amount, approximately $1,200,000 relates to pre-reorganization net operating loss carryforwards. Under section 382 of the IRS code, it is estimated that these pre-reorganization net operating loss carryforwards and other pre-reorganization tax attributes will be limited to approximately $150,000 per year.

7. Pension and Profit Sharing Plan

The Company maintains the Harvey Electronics, Inc. Savings and Investment Plan (the "Plan") which includes profit sharing, defined contribution and 401(k) provisions and is available to all eligible employees of the Company. There were no contributions to the Plan for fiscal 2000 and 1999.

8. Commitments and Contingencies

Commitments

The Company's financial statements reflect the accounting for equipment leases as capital leases by recording the asset and the related liability for the lease obligation. Capital lease additions of approximately $241,000 and $154,000 were recorded during fiscal 2000 and 1999, respectively. The Company leases stores and warehouse facilities under operating leases which provide in certain cases, for payment of additional rentals based on a percentage of sales over a fixed amount. Future minimum rental commitments, by year and in the aggregate, for equipment under capital and noncancelable operating leases with initial or remaining terms of one-year or more consisted of the following at October 28, 2000.

                                                                  Operating             Capital
                                                                   Leases                Leases
                                                            ------------------------------------------
Fiscal 2001                                                   $     2,004,000         $   136,000
Fiscal 2002                                                         2,045,000              23,000
Fiscal 2003                                                         1,961,000               6,000
Fiscal 2004                                                         1,530,000                   -
Fiscal 2005                                                         1,240,000                   -
Thereafter                                                          2,300,000                   -
                                                              ----------------------------------------
Total minimum lease payments                                  $    11,080,000             165,000
                                                              =================
Less amount representing interest                                                          10,000
                                                                                      ----------------
Present value of net minimum lease payments                                               155,000
Less current portion                                                                      128,000
                                                                                      ----------------
                                                                                      $    27,000
                                                                                      ===============

Minimum rental commitments are offset by certain sublease agreements which are expected to earn sublease income of approximately $39,000 for fiscal 2001.

Total rental expense for operating leases was approximately $2,123,000 and $1,853,000 for fiscal 2000 and 1999, respectively. Certain leases provide for the payment of insurance, maintenance charges and taxes and contain renewal options.

Contingencies

The Company is a party in certain legal actions which arose in the normal course of business. The outcome of these legal actions, in the opinion of management, will not have a material effect on the Company's financial position, results of operations or liquidity.

Included in prepaid and other current assets at October 28, 2000, is a $25,000 certificate of deposit which is held as collateral under a $25,000 outstanding letter of credit which expires on March 31, 2001.

9. Other Information

Accrued Expenses and Other Current Liabilities


                                                                    October 28,
                                                                       2000
                                                                  -------------
Payroll and payroll related items                                 $     280,000
Accrued professional fees                                               213,000
Customer deposits                                                     1,030,000
Sales taxes                                                             213,000
Accrued occupancy                                                       143,000
Accrued bonuses                                                         179,000
Other                                                                    77,000
                                                                  -------------
                                                                  $   2,135,000
                                                                  =============

Fourth Quarter Adjustments

The fourth quarter of fiscal 2000 included pre-operating expenses of $125,000 relating to the opening of the new Company's Bang & Olufsen store in Greenwich, CT and the October 2000 launch of the Company's new website. In the fourth quarter of fiscal 2000, the Company also recorded occupancy expense of $90,000 relating to additional rent, which was contingent upon actual sales levels achieved for one of the Company's retail stores. Additionally, the fourth quarter of fiscal 2000 included incentive bonuses of approximately $125,000. Fiscal 1999 included $115,000 of pre-operating expenses relating to the opening of the Bang & Olufsen store in downtown Manhattan.

Note Receivable and Related Consulting Agreements

During October 1998, the Company received a promissory note from a previous member of its underwriter, in lieu of an outstanding trade receivable for $73,321. Payments, including interest at 9% per annum, aggregating $11,277, were made to the Company in fiscal 1999. The remaining balance of the original note was due on October 30, 1999; however, in November 1999, an amendment to the promissory note was executed, deferring the payment of the remaining principal balance and interest at 9% per annum as follows: one payment of $44,994 due January 25, 2000 with the remaining balance of $24,141 due March 25, 2000. As a result, $68,430 was due to the Company at October 30, 1999. In fiscal 2000, the Company received principal payments of $54,914 from this individual, leaving a balance due of $3,516.

Effective November 1, 1998, the Company signed a consulting agreement with a previous member of its underwriter. Pursuant to the terms of the two-year agreement, the consultant received an annual fee of $75,000 for fiscal 1999. This agreement was terminated by the Company effective February 29, 2000. In August 2000, the consultant was again engaged by the Company, pursuant to a consulting agreement, at $5,000 per month. At December 15, 2000, the agreement was terminated by the Company. The consultant received fees aggregating $40,000 in fiscal 2000.

Other

At October 28, 2000, $23,000 was payable to a company affiliated with the Company's Chairman of the Board of Directors. Amounts payable relate to management fees and other miscellaneous amounts from fiscal 1998.

A Director of the Company is also a Senior Partner in a law firm providing the Company with legal services. At October 28, 2000, the Company had $91,000 payable to this law firm. The Company paid legal fees to this law firm of approximately $127,000 and $54,000 in fiscal 2000 and 1999, respectively.

At October 28, 2000, the Company recorded a note payable to a real estate broker of $34,000, and classified $22,000 as a current liability and $12,000 as long-term debt.

10. Retail Store Expansion

In May 2000, the Company signed a sublease and a related Dealer Agreement to open a new 1,600 square foot Bang & Olufsen Branded Store in Greenwich, Connecticut. The Company opened this new store in October 2000. All related preoperating expenses and results of operations from the date this new store opened have been included in the Company's results of operations for the year ended October 28, 2000. This is the Company's eighth store and is the fourth opened since its public offering, completed in April 1998.

In September 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. This new store is expected to open in March 2001 and will be the Company's ninth store.