Form 10QSB
period 2001-01-27
HARVEY ELECTRONICS INC
filed 2001-03-13
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
             THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 27, 2001

         []  TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d)OF
             THE SECURITIES EXCHANGE ACT OF 1934

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

                                  201-842-0078
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of March 7, 2001, 3,282,833 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                            Harvey Electronics, Inc.

                                   FORM 10-QSB

                                      INDEX


PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page No.

              Condensed Statements of Operations (Unaudited) - Thirteen weeks ended January 27, 2001 and January 29, 2000............................................3

              Condensed Balance Sheets - January 27, 2001 (Unaudited) and October 28,
                2000...................................................................................4

              Condensed Statement of Shareholders' Equity (Unaudited) - Thirteen
                weeks ended January 27, 2001...........................................................5

              Condensed Statements of Cash Flows (Unaudited) - Thirteen weeks ended
                January 27, 2001 and January 29, 2000..................................................6

              Notes to Condensed Financial Statements (Unaudited)......................................7

Item 2.       Management's Discussion and Analysis or Plan of Operation ...............................11


PART II.      Other Information

Item 2.       Changes in Securities and Use of Proceeds................................................17

Item 6.       Exhibits and Reports on Form 8-K ........................................................17

              Signatures...............................................................................17

Part I Financial Information
Item I. Financial Statements

                            Harvey Electronics, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                          Thirteen Weeks Ended
                                                                   January 27,            January 29,
                                                                       2001                   2000
                                                                    ---------------------------------
Net sales                                                           $11,556,469            $9,854,484
Interest and other income                                                10,857                 9,939
                                                                    ---------------------------------
                                                                     11,567,326             9,864,423
                                                                    ---------------------------------

Cost of sales                                                         7,044,728             6,008,241
Selling, general and administrative expenses                          3,929,295             3,101,310
Interest expense                                                         56,704                54,490
                                                                    ---------------------------------
                                                                     11,030,727             9,164,041
                                                                    ---------------------------------

Income before income taxes                                              536,599               700,382
Income taxes                                                            214,000               260,000
                                                                    ---------------------------------
Net income                                                              322,599               440,382

Preferred Stock dividend requirement                                     18,594                18,594
                                                                    ---------------------------------
Net income applicable to Common Stock                                  $304,005              $421,788
                                                                    =================================
Net income per share applicable to
  common shareholders:
  Basic                                                                   $0.09                 $0.13
                                                                    =================================
  Diluted                                                                 $0.09                 $0.13
                                                                    =================================
Shares used in the calculation of net income

  per common share:
  Basic                                                               3,282,833             3,282,833
                                                                    =================================
  Diluted                                                             3,555,723             3,336,857
                                                                    =================================

See accompanying notes.

                            Harvey Electronics, Inc.
                            Condensed Balance Sheets

                                                                              January 27,     October 28,
                                                                                 2001            2000(1)
Assets                                                                        (Unaudited)
                                                                              --------------------------
Current assets:
   Cash and cash equivalents                                                      $6,570         $35,373
   Accounts receivable, less allowance of $25,000                                615,090         473,097
   Inventories                                                                 6,396,596       6,396,915
   Prepaid expenses and other current assets                                     250,528         216,578
                                                                              --------------------------
Total current assets                                                           7,268,784       7,121,963
Property and equipment:
   Leasehold improvements                                                      1,876,548       1,871,538
   Furniture, fixtures and equipment                                           1,555,813       1,460,825
   Internet website                                                              359,629         342,598
                                                                              --------------------------
                                                                               3,791,990       3,674,961
   Less accumulated depreciation and amortization                              1,346,675       1,186,758
                                                                              --------------------------
                                                                               2,445,315       2,488,203
Equipment under capital leases, less accumulated amortization
  of $371,679 and $362,679                                                       248,586         211,017
Cost in excess of net assets acquired, less accumulated amortization
  of $14,500 and $13,000                                                         135,500         137,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $280,523 and $264,023                 993,940       1,224,440
Other assets, less accumulated amortization of $238,121 and $230,436             395,851         254,104
                                                                              --------------------------
Total assets                                                                 $11,487,976     $11,436,727
                                                                              ==========================
Liabilities and shareholders' equity
Current liabilities:
  Revolving line of credit facility                                             $514,413      $1,067,709
  Trade accounts payable                                                       3,209,853       2,919,563
  Accrued expenses and other current liabilities                               2,174,151       2,134,579
  Income taxes                                                                    33,700          45,000
  Cumulative Preferred Stock dividends payable                                     5,459          57,586
  Current portion of long-term debt                                               21,112          22,390
  Current portion of capital lease obligations                                   105,567         128,219
                                                                              --------------------------
Total current liabilities                                                      6,064,255       6,375,046
Long-term liabilities:
  Long-term debt                                                                  11,246          11,714
  Capital lease obligations                                                       24,535          26,806
  Deferred rent                                                                  161,990         176,216
                                                                              --------------------------
                                                                                 197,771         214,736
Commitments and contingencies
Shareholders' equity:
   8-1/2% Cumulative Convertible Preferred Stock, par value $1,000
                                                                                 402,037         402,037
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,282,833 shares                                         32,828          32,828
  Additional paid-in capital                                                   7,556,667       7,481,667
  Accumulated deficit                                                        (2,765,582)     (3,069,587)
                                                                              --------------------------
Total shareholders' equity                                                     5,225,950       4,846,945
                                                                              --------------------------
Total liabilities and shareholders' equity                                   $11,487,976     $11,436,727
                                                                              ==========================

(1) The balance sheet as of October 28, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                            Harvey Electronics, Inc.
                  Condensed Statements of Shareholders' Equity
                                   (Unaudited)

                                                                                                       Additional        Total
                                               Preferred Stock       Common Stock       Paid-in       Accumulated    Shareholders'
                                               Shares    Amount    Shares     Amount    Capital         Deficit          Equity
                                               -----------------------------------------------------------------------------------
Balance at October 28, 2000                     875    $402,037  3,282,833  $32,828    $7,481,667    (3,069,587)      $4,846,945
Net income for the thirteen weeks
   ended January 27, 2001                        -         -         -          -          -            322,599          322,599
Record value of Common Stock warrants granted    -         -         -          -          75,000        -                75,000
Preferred Stock dividend                         -         -         -          -          -            (18,594)         (18,594)
                                               -----------------------------------------------------------------------------------
Balance at January 27, 2001                     875    $402,037  3,282,833  $32,828    $7,556,667   ($2,765,582)      $5,225,950
                                               ===================================================================================

See accompanying notes.

                             Harvey Electronics, Inc
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                  Thirteen          Thirteen
                                                                                Weeks Ended       Weeks Ended
                                                                             January 27, 2001   January 29, 2000
                                                                             -----------------------------------
Operating activities
Net income                                                                        $322,599             $440,382
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                  194,603              137,387
    Income tax equivalent provision                                                214,000              260,000
    Straight-line impact of rent escalations                                       (14,226)              (5,053)
    Changes in operating assets and liabilities:
      Accounts receivable                                                         (141,993)            (136,111)
      Inventories                                                                      319              (66,513)
      Prepaid expenses and other current assets                                    130,196               93,729
      Trade accounts payable                                                       290,290              539,770
      Accrued expenses, other current liabilities and
        income taxes                                                              (135,874)             235,481
                                                                             -----------------------------------
Net cash provided by operating activities                                          859,914            1,499,072

Investing activities
Purchases of property and equipment                                               (117,029)             (55,949)
Purchase of other assets                                                            (1,178)                (416)
                                                                             -----------------------------------
Net cash used in investing activities                                             (118,207)             (56,365)
                                                                             -----------------------------------

Financing activities
Net payments from revolving credit facility                                       (553,296)          (1,323,968)
Commitment fee from increased revolving credit facility                            (75,000)                   -
Preferred Stock dividends paid                                                     (70,721)             (73,324)
Principal payments on capital lease obligations                                    (71,493)             (35,448)
                                                                             -----------------------------------
Net cash used in financing activities                                             (770,510)          (1,432,740)
                                                                             -----------------------------------
(Decrease) increase in cash and cash equivalents                                   (28,803)               9,967
Cash and cash equivalents at beginning of period                                    35,373               23,947
                                                                             -----------------------------------
Cash and cash equivalents at end of period                                          $6,570              $33,914
                                                                             ===================================
Supplemental cash flow information:
Interest paid                                                                      $49,000              $74,000
                                                                             ===================================
Taxes paid                                                                         $11,000               $5,000
                                                                             ===================================

See accompanying notes.

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                January 27, 2001
                                   (Unaudited)

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

Operating results for the thirteen-week period ended January 27, 2001 are not necessarily indicative of the results that may be expected for the year ending October 27, 2001. Net sales and operating results for the Company's first quarter of its fiscal year is positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 28, 2000.

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

In July 2000, the Company entered into a Second Amendment to its revolving line of credit facility ("Amended Agreement") with Paragon. The Amended Agreement included a three (3) year extension enabling the Company to borrow up to $3,500,000 based upon a lending formula calculated on eligible inventory, as defined. The interest rate on borrowings up to $2,500,000 million was reduced to three quarters of 1% (.75%) over the prime rate. The rate charged on outstanding balances over $2,500,000 was also reduced to 1% above the prime rate.
Additionally, the Amended Agreement provides for an annual facility fee of $17,500 and reduced maintenance fees of $1,500 per month.

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                January 27, 2001
                                   (Unaudited)


In December 2000, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was fixed at one percent (1%) over the prime rate (8% at January 27, 2001). Prepayment fees also exist under the Third Amended Agreement. A commitment fee of $75,000 (which is being amortized over three years) was also paid by the Company on December 29, 2000 to Paragon in connection with the Third Amended Agreement. The balance outstanding under the revolving line of credit facility at January 27, 2001 was $514,413. This balance was presented as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration clause and a Lock-Box Arrangement", since the Company's daily receipts are used to reduce the outstanding balance under the revolving credit facility.

Paragon has a senior security interest in all of the Company's assets. The amended line of credit facility provides Paragon with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). Additionally, the line of credit facility contains certain financial covenants, with which the Company was in compliance at January 27, 2001.

In connection with the Third Amended Agreement, Paragon received an additional warrant to purchase 100,000 shares of the Company's common stock, subject to adjustment, which is currently exercisable at a price of $2.00 per share and expires November 30, 2003. Paragon also received an extension of the expiration date of an existing warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and also expires November 30, 2003. The Company is amortizing the fair value of the warrants ($75,000) over a three-year period.

3. Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the thirteen weeks ended January 27, 2001 and January 29, 2000 was approximately $380,000 and $350,000, respectively.

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                January 27, 2001
                                   (Unaudited)


4. Income Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the thirteen weeks ended January 27, 2001 and January 29, 2000 was computed based on the weighted average number of common shares outstanding. For the first quarter of fiscal 2001 and 2000, common equivalent shares relating to stock options, aggregating 36,397 and 54,024, respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. All other stock options and warrants were not considered since they were anti-dilutive.

Commencing January 1, 2001, the conversion price of the Company's preferred stock was $1.2333 (calculated from the closing bid price of the common stock over the 45 trading days preceding January 1, 2001). As a result, common equivalent shares of 236,493 (weighted for only one month in the first quarter) relating to the conversion of the preferred stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the first quarter ended January 27, 2001.

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

For the thirteen weeks ended January 27, 2001 and January 29, 2000, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $214,000 (40% effective tax rate) and $260,000 (37% effective tax rate), respectively. The income tax equivalent provisions will not affect the Company's tax liability and does not require a cash payment.

6. Inventories

Inventories   have  been  valued  at  average  cost,  based  upon  gross  profit percentages applied to net sales.

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                January 27, 2001
                                   (Unaudited)


7. Retail Store Expansion

The Company opened a new 1,600 square foot Bang & Olufsen Branded store in Greenwich, Connecticut in October 2000. Results of operations from this new store have been included in the Company's results of operations for the first quarter ended January 27, 2001. This is the Company's eighth store and is the fourth opened since its public offering, completed in April 1998.

In September 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. This new store will open in April 2001 and will be the Company's ninth store.

8. Internet Website

In October 2000, the Company launched its new website, www.harveyonline.com, to support the continued growth of its consumer electronics and custom home theater installation showrooms. The website was designed to extend Harvey's in-store experience onto the Internet as a vehicle to increase customer traffic at the Company's retail locations. On-line sales, available seven days a week, twenty-four hours a day are achievable, however, are a secondary goal of the website. Harvey customers can order on-line within the Company's trading area in the metropolitan New York marketplace. On-line sales have been insignificant to date. All related expenses, including the amortization of website development costs ($45,000) and the results of website operations have been included in the Company's results of operations for the first quarter ended January 27, 2001.

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

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 28, 2000 and October 30, 1999, included in the Company's Annual Report on Form 10-KSB.

Thirteen Weeks Ended January 27, 2001 as Compared to Thirteen Weeks Ended January 29, 2000

Net Income. The Company's pretax income for the first fiscal quarter ended January 27, 2001 was $537,000 as compared to $700,000 for the same quarter last year. Net income for the first quarter of fiscal 2001 was $323,000 as compared to $440,000 for the same quarter last year. Net income for the first quarter of fiscal 2001 was reduced by approximately $170,000 in operating losses and pre-opening expenses for new stores and the Company's website. Operating losses of approximately $120,000 related to the Company's new Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000 and its new Internet website also launched in October 2000. Approximately $50,000 of pre-opening expenses related to the Company's new Harvey Eatontown, New Jersey store, which will open in April 2001.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter of fiscal 2001 were $788,000 as compared to $892,000 for the same quarter last year. As noted above, this decrease in EBITDA for the first quarter of fiscal 2001 was due to approximately $170,000 of operating losses and pre-opening expenses for new stores and the Company's website.

The Company's net income for the first quarter of fiscal 2001 includes advertising expense of $380,000 as compared to $350,000 for the same quarter last year.

The Company recorded income tax equivalent provisions for the thirteen weeks ended January 27, 2001 and January 29, 2000 of $214,000 (40% effective tax rate) and $260,000 (37% effective tax rate), respectfully. The income tax equivalent provisions will not affect the Company's tax liability and does not require the use of cash.

Revenues. Net sales for the first fiscal quarter ended January 27, 2001 were approximately $11,556,000, an increase of 17.3% from the same quarter last year. Comparable store sales for the first quarter of fiscal 2001 increased by 15.3% from the same quarter in fiscal 2000.

These sales increases have been achieved from a base year, fiscal 2000, that resulted in approximately 60% increases over fiscal 1999. The fiscal 2000 increases included the maturing of several of the Company's retail locations.

Overall net sales benefited from the new Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000. Comparable store sales increased 15.3%, despite a challenging retail environment and slower customer traffic. This was achieved by increases in custom installation projects including both equipment sales and labor income. These sales were stimulated by strong demand for new digital video technologies such as plasma flat-screen, high definition and HD-ready televisions, DVD, DSS as well as home theaters. Custom installation sales have almost doubled and accounted for approximately 34% of net sales ($4.0 million), for the first quarter of fiscal 2001, as compared to only 23% ($2.2 million) for the same quarter last year.

Sales have also benefited from the Company's increased marketing efforts, including radio, newspaper, cable and network television, direct mail and catalog advertisements. The Company also promoted its new website, www.harveyonline.com which was launched in October 2000. The Company's website has been successful in generating leads for the retail showrooms, however, as expected, website sales have been insignificant. The Company expects its website to continue to create retail interest and increase sales leads to its retail stores in fiscal 2001.

Costs and Expenses. Total cost of goods sold for the thirteen weeks ended January 27, 2001 increased by $1,036,000 or 17.3% from the same period last year. This was primarily due to increased sales, as discussed above.

The gross profit margin for the first fiscal quarter ended January 27, 2001 was 39% as compared to 39% for the same quarter last year. The gross profit margin was maintained despite the increased sale of video products, which typically have lower margins than audio products. Customer demand for new digital video products, as mentioned above, is driving the Company's overall business. Interest in these new video products will also cultivate larger projects including new sales of audio components, speakers, home theater systems, furniture, accessories and custom installation services, which all realize higher margins for the Company.

These new video products do benefit from higher gross margins and much higher overall sales prices as compared to commodity analog televisions and VCR's. For the first quarter of fiscal 2001, the Company's sales of video products accounted for 34.1% of its net sales as compared to 30.1% for the same quarter last year.

Selling, general and administrative expenses ("SG&A expenses") increased by $828,000 or 26.7% for the first fiscal quarter ended January 27, 2001 as compared to the same period last year. Comparable SG&A expenses increased approximately $591,000 or 19.1% for the first quarter ended January 27, 2001, as compared to the same quarter last year.

The overall increase in total SG&A expenses was affected by costs relating to the new Bang & Olufsen store, pre-opening expenses relating to the Eatontown, New Jersey store which will open in April 2001 and additionally from costs relating to the Company's new website. Comparable SG&A expenses increased primarily from additional payroll and payroll-related items, occupancy costs, advertising expenditures, depreciation expense, insurance costs and various other store-operating expenses. The Company continues to hire additional custom installation personnel and incur significant additional payroll and other associated expenses relating to the expansion of its custom installation business. In July 2000, the Company also expanded its warehouse and distribution facility, which increased occupancy costs and other related expenses in the first quarter of fiscal 2001.

Interest expense increased by 4% in the first quarter of fiscal 2001, as compared to the same quarter last year. This increase was primarily due to the additional amortization of a commitment fee, which was paid by the Company in December 2000, relating to the increase and extension of the Company's revolving line of credit facility.

In connection with the Company's emergence from its reorganization proceeding, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and pre-organization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-organization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction or reorganization value in excess of amounts allocable to identifiable assets until exhausted, and thereafter as a direct addition to paid-in capital.

As noted above, in first quarter of fiscal 2001 and 2000, the income tax equivalent provisions and their associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $214,000 and $260,000, respectively. The income tax equivalent provisions do not affect the Company's tax liability and do not require the use of cash.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities was 1.20 and its working capital was $1,205,000 at January 27, 2001, as compared to 1.12 and $747,000 at October 28, 2000. At January 27, 2001 and October 28, 2000, the Company's outstanding balances on its revolving line of credit facility ($514,000 and $1,068,000, respectively) were classified as current liabilities. The improvement in the current ratio was positively impacted by the Company's first quarter pretax income and the reduction of the revolving line of credit facility, offset by an increase in trade accounts payable.

Net cash provided by operating activities was $860,000 for the first quarter of fiscal 2001 as compared to $1,499,000 for the same period last year. The decrease of $639,000 in cash provided by operating activities was due to a reduction of pre-tax income of $164,000, with the difference primarily from a reduction of accounts payable, accrued expenses, other current liabilities and income taxes.

Net cash used in investing activities was $118,000 for the first quarter of fiscal 2001, as compared to cash used of $56,000 for the same period last year. Net cash used for the purchases of property and equipment was $117,000, for the first quarter of fiscal 2001 as compared to $56,000 for the prior year's quarter. Additions in the first quarter of fiscal 2001 related primarily to computer equipment, website improvements and leaseholds relating to the new Harvey store being built in Eatontown, New Jersey.

Net cash used in financing activities was $771,000 for the first quarter of fiscal 2001, as compared to cash used of $1,433,000 for the same period last year. Financing activities for the first quarter of fiscal 2001 includes net payments of $553,000, reducing the revolving line of credit facility, preferred stock dividends paid of $71,000, principal payments on capital leases of $71,000 and a $75,000 commitment fee relating to the increase and extension of the revolving line of credit facility. Financing activities for the first quarter of fiscal 2000 included net payments of $1,324,000, reducing the revolving line of credit facility, preferred stock dividend payments of $73,000 and payments on capital leases of $35,000.

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C. ("Paragon") whereby the Company could borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. In July 2000, the Company entered into a Second Amendment to the Loan and Security Agreement ("Amended Agreement") with Paragon. The Amended Agreement includes a three (3) year extension enabling the Company to now borrow up to $3,500,000 based on the lending formula described above. The interest rate on borrowings up to $2,500,000 was reduced to three-quarters of 1% (.75%) over the prime rate. The rate charged on outstanding balances over $2,500,000 was also reduced to 1% above the prime rate. Additionally, the Amended Agreement provided for a lower annual facility fee and reduced monthly maintenance fees.

In December 2000, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined, and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was increased and is fixed at one percent (1%) over the prime rate. A commitment fee of $75,000 (which is being amortized over three years) was also paid by the Company on December 29, 2000. Prepayment fees exist under the Third Amended Agreement. At March 7, 2001, there was $1,521,000 in outstanding borrowings under the Paragon revolving credit facility. At March 7, 2001, the Company had approximately $3,622,000 available to borrow under the revolving line of credit facility. The increase in the balance outstanding under the revolving credit facility from the amount outstanding at January 27, 2001 ($514,000), is primarily due to the funding of additional inventory, new store leasehold improvements and the reduction of trade accounts payable and accrued expenses.

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

The Company's management believes that the Company's overhead structure has the capacity to support additional stores without significant increases in cost and personnel, and consequently, that revenues and profit from new stores, after a maturation period, will have a positive impact on the Company's operations. This has been demonstrated by the Company for all store openings since the Company's public offering.

As Bang & Olufsen ("B&O") focuses on developing B&O Branded stores ("Branded Stores") throughout the world, it has canceled its dealer agreement with the Company and all other retailers. As a result, B&O products are available only in Branded Stores.

The Company opened its first B&O store in the Union Square area of lower Manhattan in July 1999. This Branded Store is the first of two stores the Company would like to open in Manhattan. The Company has not identified a location or lease agreement for the second B&O store in Manhattan and no assurance can be given about the number of Branded Stores that the Company will ultimately open.

In October 2000, the Company opened its second B&O store in Greenwich, Connecticut. This new store is the Company's eighth.

The Company estimates that capital expenditures necessary for each 1,500-1,600 square foot B&O store, including inventory, should be approximately $400,000.

In September 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. The Company estimates that capital expenditures necessary to complete the new retail store will approximate $1,200,000, including inventory as discussed below. This new retail store will open in April 2001 and will be the Company's ninth.

The Company is seeking to open an additional Harvey Electronics store in New Jersey in fiscal 2001, if the appropriate location can be obtained or an existing business can be acquired. Depending on the availability of appropriate real estate, of which there can be no assurance, and depending on market and industry conditions, the Company will attempt to open new Harvey locations in fiscal 2002. If successful, the Company will look to open new stores in New Jersey, Long Island or Connecticut. The Company estimates that the total cost of opening a new Harvey Electronics retail store (6,500 square feet of selling space) is approximately $1,200,000. The estimated cost of opening a store includes the cost of leasehold improvements, including design and decoration, machinery and equipment, furniture and fixtures, security deposits, opening inventory, legal expense, pre-opening expenses and additional advertising and promotion in connection with the opening.

The Company intends to continue its advertising campaign and increase its marketing expenditures on fiscal 2001. This will broaden the Company's media presence with the continuation of print, radio, cable and network television advertising.

The Company plans to broaden its e-commerce business with its fully interactive website, which was launched in October 2000. The website gives the Company's customers access to product specifications, information about custom installation services and new technologies, store locations and on-line sales, seven days a week, twenty-four hours a day. The website enables the Company to sell its products and services, through the Internet to customers in its traditional market in the Metropolitan New York area, however, the Company's objective is to give its customers a unique shopping experience offering valuable information, high-quality products, professional installation and other services which continue to differentiate Harvey from its competitors. The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private in-home consultation through the convenience of the Internet. The Company plans to further improve its website and plans to expend an additional $50,000-$75,000 for the remainder of fiscal 2001 in related costs.

Management believes that cash on hand, cash flow from operations and funds made available under the extended and increased credit facility with Paragon, will be sufficient to meet the Company's anticipated working capital needs and expansion plan for at least the next twelve-month period.

                           PART II. OTHER INFORMATION:

Items 1, 3, 4 and 5 were not applicable in the first quarter ended January 27, 2001.


Item 2. Changes in Securities and Use of Proceeds

In connection with the Third Amended Agreement, Paragon received an additional warrant to purchase 100,000 shares of the Company's common stock, subject to adjustment, which is currently exercisable at a price of $2.00 per share and expires November 30, 2003. Paragon also received an extension of the expiration date of an existing warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and also expires November 30, 2003. The Third Amended Agreement prohibits the Company from paying dividends on its common stock, which is consistent with all previous agreements with Paragon.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit Number                     Description

         None

         (b) Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 2001.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2001.



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