Form 10QSB
period 2001-04-28
HARVEY ELECTRONICS INC
filed 2001-06-12
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 28, 2001

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE   ACT   OF   1934

     For the transition period from                to                      .
                                   ---------------    ---------------------

                          Commission File Number 1-4626
                                                 ----------------

                            Harvey Electronics, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  New York                                13-15346717
---------------------------------------------    -------------------------------
(State of other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                                 No.)

                 205 Chubb Avenue, Lyndhurst, New Jersey, 07071
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                  201-842-0078
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of June 4, 2001, 3,282,833 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            Harvey Electronics, Inc.

                                   FORM 10-QSB

                                      INDEX


PART I. Financial Information

Item 1. Financial Statements: Page No.

          Condensed Statements of Operations (Unaudited) - Twenty-six and thirteen
            Weeks ended April 28, 2001 and April 29, 2000....................................................  3

          Condensed Balance Sheets - April 28, 2001 (Unaudited) and October 28,
            2000.............................................................................................  4

          Condensed Statement of Shareholders' Equity (Unaudited) - Twenty-six weeks ended April 28,
            2001.............................................................................................  5

          Condensed Statements of Cash Flows (Unaudited) - Twenty-six weeks ended  April 28,  2001 and April 29, 2000........................................................  6

          Notes to Condensed Financial Statements (Unaudited)................................................  7

Item 2. Management's Discussion and Analysis or Plan of Operation ........................................... 12


PART II. Other Information

Item 2. Changes in Securities and Use of Proceeds............................................................ 19

Item 4. Submission of Matters to a Vote of Security Holders.................................................. 19

Item 6. Exhibits and Reports on Form 8-K .................................................................... 19

        Signatures .......................................................................................... 20


Part I. Financial Information
Item I. Financial Statements
                            Harvey Electronics, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                           Twenty-six Weeks Ended        Thirteen Weeks Ended
                                                                          April 28,     April 29,      April 28,      April 29,
                                                                            2001          2000           2001           2000
                                                                          -------------------------------------------------------

Net sales                                                                 $20,687,486   $18,421,679   $ 9,131,017    $ 8,567,195
Interest and other income                                                      32,475        16,851        21,618          6,912
                                                                          -------------------------------------------------------
                                                                           20,719,961    18,438,530     9,152,635      8,574,107
                                                                          -------------------------------------------------------
Cost of sales                                                              12,610,016    11,128,815     5,565,288      5,120,574
Selling, general and administrative expenses                                7,692,662     6,161,871     3,763,367      3,060,561
Interest expense                                                              127,114       105,192        70,410         50,702
                                                                          -------------------------------------------------------
                                                                           20,429,792    17,395,878     9,399,065      8,231,837
                                                                          -------------------------------------------------------
Income (loss) before income taxes (benefit)                                   290,169     1,042,652      (246,430)       342,270
Income taxes (benefit)                                                        115,000       380,000       (99,000)       120,000
                                                                          -------------------------------------------------------
Net income (loss)                                                             175,169       662,652      (147,430)       222,270

Preferred Stock dividend requirement                                           37,188        37,188        18,594         18,594
                                                                          -------------------------------------------------------
Net income (loss) applicable to Common Stock                              $   137,981   $   625,464   ($  166,024)   $   203,676
                                                                          =======================================================

Net income (loss) per share applicable to common shareholders:

  Basic                                                                   $      0.04   $      0.19   ($     0.05)   $      0.06
                                                                          =======================================================
  Diluted                                                                 $      0.04   $      0.19   ($     0.05)   $      0.06
                                                                          =======================================================

Shares used in the calculation of net income (loss) per common share:
  Basic                                                                     3,282,833     3,282,833     3,282,833      3,282,833
                                                                          =======================================================
  Diluted                                                                   3,442,542     3,341,360     3,282,833      3,350,432
                                                                          =======================================================
See accompanying notes.


                            Harvey Electronics, Inc.
                            Condensed Balance Sheets

                                                                                             April 28,        October 28,
                                                                                               2001               2000(1)
                                                                                           (Unaudited)
                                                                                          --------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                              $     49,183       $     35,373
   Accounts receivable, less allowance of $25,000                                              563,946            473,097
   Inventories                                                                               6,625,000          6,396,915
   Prepaid expenses and other current assets                                                   216,452            216,578
                                                                                          --------------------------------
Total current assets                                                                         7,454,581          7,121,963
Property and equipment:
   Leasehold improvements                                                                    2,660,954          1,871,538
   Furniture, fixtures and equipment                                                         1,588,929          1,460,825
   Internet website                                                                            411,580            342,598
                                                                                          --------------------------------
                                                                                             4,661,463          3,674,961
   Less accumulated depreciation and amortization                                            1,537,797          1,186,758
                                                                                          --------------------------------
                                                                                             3,123,666          2,488,203
Equipment under capital leases, less accumulated amortization
  of $380,679 and $362,679                                                                     291,692            211,017
Cost in excess of net assets acquired, less accumulated amortization
  of $16,000 and $13,000                                                                       134,000            137,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $294,499 and $264,023                             1,078,964          1,224,440
Other assets, less accumulated amortization of $265,270 and $230,436                           401,399            254,104
                                                                                          --------------------------------
Total assets                                                                              $ 12,484,302       $ 11,436,727
                                                                                          ================================

Liabilities and shareholders' equity
Current liabilities:
  Revolving line of credit facility                                                       $  2,786,648       $  1,067,709
  Trade accounts payable                                                                     2,128,761          2,919,563
  Accrued expenses and other current liabilities                                             2,108,779          2,134,579
  Income taxes                                                                                  33,700             45,000
  Cumulative Preferred Stock dividends payable                                                  24,053             57,586
  Current portion of long-term debt                                                             21,985             22,390
  Current portion of capital lease obligations                                                 111,119            128,219
                                                                                          --------------------------------
Total current liabilities                                                                    7,215,045          6,375,046
Long-term liabilities:
  Long-term debt                                                                                  --               11,714
  Capital lease obligations                                                                     19,641             26,806
  Deferred rent                                                                                166,690            176,216
                                                                                          --------------------------------
                                                                                               186,331            214,736
Commitments and contingencies
Shareholders' equity:
  8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share; authorized 10,000 shares; issued and outstanding
  875 shares (aggregate liquidation preference--$875,000)                                      402,037            402,037
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,282,833 shares                                                       32,828             32,828
  Additional paid-in capital                                                                 7,579,667          7,481,667
  Accumulated deficit                                                                       (2,931,606)        (3,069,587)
                                                                                          --------------------------------
Total shareholders' equity                                                                   5,082,926          4,846,945
                                                                                          --------------------------------
Total liabilities and shareholders' equity                                                $ 12,484,302       $ 11,436,727
                                                                                          ================================

(1) The balance sheet as of October 28, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                            Harvey Electronics, Inc.
                  Condensed Statements of Shareholders' Equity
                                   (Unaudited)

                                                                                          Additional                     Total
                                          Preferred Stock          Common Stock           Paid-in      Accumulated  Shareholders'
                                         ---------------------------------------------
                                         Shares    Amount        Shares       Amount       Capital       Deficit        Equity
                                         -----------------------------------------------------------------------------------------
Balance at October 28, 2000              875   $   402,037    3,282,833   $    32,828   $ 7,481,667   ($3,069,587)   $ 4,846,945

Net income for the twenty-six weeks
   ended April 28, 2001                  --            --           --            --            --         175,169       175,169
Record value of Common Stock warrants
   granted                               --            --           --            --          98,000          --          98,000
Preferred Stock dividend                 --            --           --            --            --         (37,188)      (37,188)
                                         -----------------------------------------------------------------------------------------
Balance at April 28, 2001                875   $   402,037    3,282,833   $    32,828   $ 7,579,667   ($2,931,606)   $ 5,082,926
                                         =========================================================================================


See accompanying notes.

                             Harvey Electronics, Inc
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                              Twenty-six         Twenty-six
                                                             Weeks Ended        Weeks Ended
                                                            April 28, 2001     April 29, 2000
                                                            ---------------------------------
Operating activities
Net income                                                  $   175,169        $   662,652
Adjustments to reconcile net income to net cash (used) in
  provided by operating activities:
    Depreciation and amortization                               437,349            289,872
    Income tax equivalent provision                             115,000            380,000
    Straight-line impact of rent escalations                     (9,526)           (10,115)
    Miscellaneous                                                (9,017)             1,171
    Changes in operating assets and liabilities:
      Accounts receivable                                       (90,849)           (31,180)
      Notes receivable--previous member of Underwriter             --               44,617
      Inventories                                              (228,085)          (559,815)
      Prepaid expenses and other current assets                 158,647            191,225
      Trade accounts payable                                   (790,802)           336,716
      Accrued expenses, other current liabilities and
        income taxes                                           (201,246)           244,761
                                                            ------------------------------
Net cash (used) in provided by operating activities            (443,360)         1,549,904
Investing activities
Purchases of property and equipment                            (986,502)          (134,937)
Purchase of other assets                                         (1,857)            (3,665)
Note payments from officer                                        5,625               --
                                                            ------------------------------
Net cash used in investing activities                          (982,734)          (138,602)
                                                            ------------------------------
Financing activities
Net proceeds (payments) from revolving credit facility        1,718,939         (1,227,510)
Commitment fee from increased revolving credit facility         (75,000)              --
Preferred Stock dividends paid                                  (70,721)           (73,324)
Principal payment on note payable                               (10,373)              --
Principal payments on capital lease obligations                (122,941)           (91,535)
                                                            ------------------------------
Net cash provided by (used) in financing activities           1,439,904         (1,392,369)
                                                            ------------------------------
Increase in cash and cash equivalents                            13,810             18,933
Cash and cash equivalents at beginning of period                 35,373             23,947
                                                            ------------------------------
Cash and cash equivalents at end of period                  $    49,183        $    42,880
                                                            ==============================
Supplemental cash flow information:
Interest paid                                               $   107,000        $   124,000
                                                            ==============================
Taxes paid                                                  $    11,000        $     5,000
                                                            ==============================

See accompanying notes.


                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                 April 28, 2001
                                   (Unaudited)

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

Operating results for the six and three-month periods ended April 28, 2001 are not necessarily indicative of the results that may be expected for the year ending October 27, 2001. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 28, 2000.

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

2.   Amendments and Extension of Revolving Line of Credit Facility

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C., currently Wells Fargo Retail Finance ("Wells Fargo") whereby the Company could borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory.

In July 2000, the Company entered into a Second Amendment to its revolving line of credit facility ("Amended Agreement") with Wells Fargo. The Amended Agreement included a three (3) year extension enabling the Company to borrow up to $3,500,000 based upon a lending formula calculated on eligible inventory, as defined. The interest rate on borrowings up to $2.5 million was reduced to three quarters of 1% (.75%) over the prime rate. The rate charged on outstanding balances over $2,500,000 was also reduced to 1% above the prime rate.
Additionally, the Amended Agreement provides for an annual facility fee of $17,500 and reduced maintenance fees of $1,500 per month.

                            Harvey Electronics, Inc.
                    Notes to Condensed Financial Statements
                                 April 28, 2001
                                   (Unaudited)

2.   Amendments and Extension of Revolving Line of Credit Facility (Continued)

In December 2000, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was fixed at one percent (1%) over the prime rate (7.5% at April 28, 2001). Prepayment fees also exist under the Third Amended Agreement. A commitment fee of $75,000 (which is being amortized over three years) was also paid by the Company on December 29, 2000 to Wells Fargo in connection with the Third Amended Agreement. The balance outstanding under the revolving line of credit facility at April 28, 2001 was $2,786,648. This balance was presented as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration clause and a Lock-Box Arrangement", since the Company's daily receipts are used to reduce the outstanding balance under the revolving credit facility.

Wells Fargo has a senior security interest in all of the Company's assets. The amended line of credit facility provides Wells Fargo with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). Additionally, the line of credit facility contains certain financial covenants, with which the Company was in compliance at April 28, 2001.

In connection with the Third Amended Agreement, Wells Fargo received an additional warrant to purchase 100,000 shares of the Company's common stock, subject to adjustment, which is currently exercisable at a price of $2.00 per share and expires November 30, 2003. Wells Fargo also received an extension of the expiration date of an existing warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and also expires November 30, 2003. The Company is amortizing the fair value of the warrants ($75,000) over a three-year period.

3.   Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the six months ended April 28, 2001 and April 29, 2000 was $560,000 and $480,000, respectively. Advertising expense for the second quarter of fiscal 2001 and 2000 was $180,000 and $130,000, respectively.

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                 April 28, 2001
                                   (Unaudited)

4.   Income Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the six months ended April 28, 2001 and April 29, 2000 was computed based on the weighted average number of common shares outstanding. For the six months ended April 28, 2001 and April 29, 2000, common equivalent shares relating to stock options, aggregating 46,528 and 36,397, respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. No common equivalent shares relating to stock options were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the second quarter of fiscal 2001 as their affect was anti-dilutive. For the second quarter of fiscal 2000, common equivalent shares relating to stock options aggregating 67,599 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. All other stock options and warrants were not considered since they were anti-dilutive.

Commencing January 1, 2001, the conversion price of the Company's preferred stock was $1.2333 (calculated from the closing bid price of the common stock over the 45 trading days preceding January 1, 2001). Common equivalent shares (of 472,986 weighted for only four months of the six months ended April 28, 2001, and 709,479 for the second quarter of fiscal 2001) relating to the conversion of the preferred stock were not included in the weighted average number of common shares outstanding for the diluted earnings per share computation as their effect was anti-dilutive. Common equivalent shares relating to the conversion of the preferred stock were not considered for the same periods in fiscal 2000 as their conversion rates were greater than the fair market value of the Company's stock and, thus anti-dilutive

5.   Income Taxes

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

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                 April 28, 2001
                                   (Unaudited)

5.   Income Taxes (Continued)

For the six months ended April 28, 2001 and April 29, 2000, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $115,000 (40% effective tax rate) and $380,000 (36% effective tax rate), respectively. For the second quarter of fiscal 2001, the Company recorded an income tax benefit of $99,000 (40% effect tax benefit) as compared to an income tax equivalent provision of $120,000 (35% effective tax rate) in the same quarter of fiscal 2000. The income tax equivalent provisions will not affect the Company's tax liability and do not require a cash payment.

6.   Retail Store Expansion

The Company opened a new 1,600 square foot Bang & Olufsen Branded store in Greenwich, Connecticut in October 2000. Results of operations from this new store have been included in the Company's results of operations for the six and three months ended April 28, 2001.

In September 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. This new store opened in April 2001. Pre-opening expenses and results of operations from this new store have been included in the Company's results of operations for the six and three months ended April 28, 2001. This is the Company's ninth store and is the fifth opened since its public offering, completed in April 1998.

7.   Internet Website

In October 2000, the Company launched its new website, www.harveyonline.com, to support the continued growth of its consumer electronics and custom home theater installation showrooms. The website was designed to extend Harvey's in-store experience onto the Internet as a vehicle to increase customer traffic at the Company's retail locations. On-line sales, available seven days a week, twenty-four hours a day are achievable, however, are a secondary goal of the website. Harvey customers can order on-line within the Company's trading area in the metropolitan New York marketplace. On-line sales have been insignificant to date. All related expenses, including the amortization of website development costs ($94,000) and the results of website operations, have been included in the Company's results of operations for the six and three months ended April 28, 2001.

8.   Other

On March 20, 2001, the Company engaged Mesa Partners, Inc. ("Mesa") under a consulting agreement. Mesa was engaged to provide consulting services relating to the integration of computer networks, entertainment systems and other related services.

                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                 April 28, 2001
                                   (Unaudited)

8.   Other (Continued)

In connection with the consulting agreement with Mesa and a related addendum dated April 26, 2001, the Company issued a warrant to purchase 15,000 shares of the Company's common stock, exercisable at any time at $3.00 per share. The warrant has a three (3) year term and was issued as partial compensation for services rendered by Mesa. The fair value of this warrant ($8,000), is being amortized to expense over the term of the agreement with Mesa. Additionally, as required by the consulting agreement, Mesa is paid a fee of $20,000 a month plus related expenses. The Company elected to terminate this agreement effective June 20, 2001. For the second quarter ended April 28, 2001, the Company recorded approximately $34,000 in consulting fees.

On March 15, 2001, the Company engaged Porter, LeVay & Rose ("PL&R") as its investor relations advisor. In connection with the agreement, the Company will issue a warrant to purchase 60,000 shares of the Company's common stock, exercisable immediately at various exercise prices ranging from $1.25 - $2.50. The fair value of this warrant ($15,000) is being amortized to expense over the period of time that services are rendered by PL&R. Additionally, the Company will pay PL&R a $5,000 monthly fee for its services. For the second quarter ended April 28, 2001, the Company recorded approximately $15,000 in investor relation expenses.

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

Twenty-six and Thirteen Weeks Ended April 28, 2001 as Compared to Twenty-six and Thirteen Weeks Ended April 29, 2000

Net Income. The Company's pretax income for the six months ended April 28, 2001 was $290,000 as compared to $1,043,000 for the same period last year. Net income for the first six months of fiscal 2001 was $175,000, as compared to $663,000 for the same period last year. Net income for the six months ended April 28, 2001 was reduced by approximately $420,000 due to operating losses and pre-opening expenses for new stores and the Company's website. Operating losses of approximately $110,000 related to the Company's new Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000. Approximately $120,000 of operating losses related to the new website launched in October 2000. Included in the $120,000 of operating losses relating to the new website is $98,000 of depreciation, as website related assets are being charged to expense over a period of one to three years. The remaining $50,000 of operating losses related to the new Harvey retail store opened in Eatontown, New Jersey in April 2001. Pre-opening expenses also relating to the new Eatontown store approximated $140,000.

The Company reported a pretax loss of $246,000 for the second fiscal quarter ended April 28, 2001 as compared to a pretax profit of $342,000 for the same quarter last year. The net loss for the second quarter of fiscal 2001 was $147,000 as compared to a net profit of $222,000 for the same quarter in fiscal 2000. The net loss for the second quarter of fiscal 2001 included approximately $250,000 of operating losses and pre-opening expenses for the new stores and the Company's new website as described above.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the six months ended April 28, 2001 was approximately $855,000 as compared to $1,438,000 for the same period last year. EBITDA for the second quarter of fiscal 2001 was approximately $67,000 as compared to $545,000 for the same quarter last year. As noted above, EBITDA was decreased for the six and three month periods ended April 28, 2001 by approximately $420,000 and $250,000, respectively, relating to operating losses and pre-opening expenses of new stores and the Company's new website.

The Company's net income for the six months ended April 28, 2001 and April 29, 2000 included advertising expenses of $560,000 and $480,000, respectively. The Company's second quarter of fiscal 2001 included advertising expenses of $180,000 as compared to $130,000 for the same quarter last year.

The Company recorded income tax equivalent provisions for the six months ended April 28, 2001 and April 29, 2000 of $115,000 (40% effective tax rate) and $380,000 (36% effective tax rate), respectively. In the second quarter of fiscal 2001, the Company recorded an income tax equivalent benefit of $99,000 (40% effective tax benefit), as compared to an income tax equivalent expense of $120,000 (35% effective tax rate) for the same quarter last year. The income tax equivalent provisions will not affect the Company's tax liability and do not require the use of cash.

Revenues.  For the six  months  ended  April  28,  2001,  net  sales  aggregated
$20,687,000, an increase of approximately $2,226,000 or 12.3% from the same period last year. For the second quarter of fiscal 2001, net sales aggregated $9,131,000, an increase of approximately $564,000 or 6.6% from the same quarter last year.

Comparable store sales for the first six months of fiscal 2001 increased approximately $1,682,000 or 9.1% from the same period last year. Comparable store sales for the second quarter of fiscal 2001 increased by approximately $226,000 or 2.6% from the same quarter last year.

These sales increases have been achieved from a base year, fiscal 2000, that resulted in approximately 60% increases over fiscal 1999. The fiscal 2000 increases included the maturing of several of the Company's retail locations.

Overall net sales benefited primarily from the new Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000. The new Eatontown, New Jersey store opened in the middle of April 2001 and initial sales were not significant. As noted above, comparable store sales increased 9.1% for the first six months of fiscal 2001 and only 2.6% for the second quarter. While the Company's comparable store sales are favorable in comparison to other electronics retailers, the slowing economy had an impact on second quarter sales, especially March 2001. Additionally, the total renovation of our flagship 45th Street (Manhattan) store negatively affected sales for April 2001.

Comparable store sales benefited from increases in custom installation projects including both equipment sales and labor income. These sales were stimulated by strong demand for new digital video technologies such as plasma flat-screen, high definition and HD-ready televisions, DVD, DSS as well as home theaters. Custom installation sales continue to increase and accounted for approximately 37% of net sales ($7.6 million) for the first six months of fiscal 2001, as compared to only 29% ($5.3 million) for the same period last year.

Sales have also benefited from the Company's increased marketing efforts, including radio, newspaper, cable and network television, direct mail and catalog advertisements. The Company also promoted its new website,
www.harveyonline.com which was launched in October 2000 and the new Harvey Eatontown store which opened in April 2001. The Company's website has been successful in generating leads for the retail showrooms, however, as expected, website sales have been insignificant. The Company expects its website to continue to create retail interest and increase sales leads to its retail stores in fiscal 2001 and beyond.

Costs and Expenses. Total cost of goods sold for the six months ended April 28, 2001 increased $1,481,000 or 13.3% from the same period last year. Cost of sales for the second quarter of fiscal 2001 increased $445,000 or 8.7% from the same quarter last year. This was primarily related to the increase in sales as noted above offset by a slight decline in the gross margin.

The gross margin for the six months ended April 28, 2001 was 39% as compared to 39.6% for the same period last year. The gross margin for the second quarter of fiscal 2001 was 39.1% as compared to 40.2% for the same quarter last year.

The slight decrease in the gross profit margin was due primarily to the increased sale of video products, which is driving the Company's overall business and which typically have lower gross margins than audio products. The increase in video sales was primarily due to additional customer demand for new digital technologies such as HDTV, DVD, DSS and plasma flat-screen televisions. It should be noted that sales of these new products do benefit from higher gross margins and higher overall sales prices as compared to commodity analog televisions and VCR's. Interest in these new video products will also cultivate larger projects including new sales of audio components, speakers, home theater systems, furniture, accessories and custom installation services, which all realize higher margins for the Company. For the six and three months ended April 28, 2001, the Company's sales of video products accounted for 34.6% and 35.2%, respectively, of its net sales as compared to 29.5% and 28.8%, respectively for the same periods last year.

Selling, general and administrative expenses ("SG&A expenses") increased 24.8% or $1,531,000 for the six months ended April 28, 2001, as compared to the same period last year. SG&A expenses for the second quarter of fiscal 2001 increased 23% or $703,000 from the same quarter last year.

Comparable SG&A expenses for the six months ended April 28, 2001 increased approximately 15.6% or $960,000 from the same period last year. Comparable SG&A expenses for the second quarter of fiscal 2001 increased approximately 12% or $369,000 from the same quarter last year.

The overall increase in total SG&A expense was affected by costs relating to the new Bang & Olufsen and Eatontown stores and additionally from costs relating to the Company's new website. Comparable SG&A expenses increased primarily from additional payroll, commissions and payroll-related items resulting in part from the new three-year union contract, which was completed at the end of fiscal 2000. Comparable SG&A expenses also increased from additional occupancy costs, advertising expenditures, depreciation expense, insurance costs and various other store-operating expenses. The Company also continued to hire additional custom installation personnel and incur significant additional payroll and other associated expenses relating to the expansion of its custom installation business. In July 2000, the Company also expanded its warehouse and distribution facility, which increased occupancy costs and other related expenses for the first six months of fiscal 2001.

Interest expense for the six months ended April 28, 2001 increased 20.8% or $22,000 as compared to the same period last year. Interest expense for the second quarter of fiscal 2001 increased 38.9% or $20,000 as compared to the same quarter last year. The increase was primarily due to additionally borrowings from the Company's revolving line of credit facility to fund the Company's retail store expansion and renovation. Additionally, the increased expense is due to amortization of warrants ($75,000 warrant value) issued to the Company's lender and from amortization of the commitment fee ($75,000) paid by the Company in December 2001, relating to the increase and extension of the line of credit.

In connection with the Company's emergence from its reorganization proceeding, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and pre-reorganization net operating loss carryforwards. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction or reorganization value in excess of amounts allocable to identifiable assets until exhausted, and thereafter as a direct addition to paid-in capital.

As noted above, for the six months ended April 28, 2001 and April 29, 2000, the income tax equivalent provisions and their associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $115,000 and $380,000, respectively. For the second quarter of fiscal 2001, the Company recorded an income tax benefit of $99,000 as compared to an income tax equivalent provision of $120,000 in the same quarter of fiscal 2000. The income tax equivalent provisions do not affect the Company's tax liability and do not require the use of cash.

Liquidity and Capital Resources

The Company's ratio of current assets to current liabilities was 1.03 and its working capital was $240,000 at April 28, 2001, as compared to 1.12 and $747,000 at October 28, 2000. At April 28, 2001 and October 28, 2000, the Company's outstanding balances on its revolving line of credit facility ($2,787,000 and $1,068,000, respectively) were classified as current liabilities, despite the three-year term of the Company's credit facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Condensed Financial Statements for details). The current ratio was negatively impacted by the Company's increase in the revolving line of credit facility. This reduction in the current ratio was offset by pre-tax income. The increase in the line of credit facility was necessary to fund retail store expansion and renovation.

Net cash used in operating activities was $443,000 for the six months ended April 28, 2001 as compared to net cash provided by operating activities of $1,550,000 for the same period last year. The decrease of $1,993,000 in cash provided by operating activities was due to the reduction of pre-tax income of $752,000, with the difference primarily from the reduction of trade accounts payable, accrued expenses, other current liabilities and income taxes.

Net cash used in investing activities for the first six months of fiscal 2001 was $983,000 as compared to $139,000 for the same period in fiscal 2000. Net cash used for the purchase of furniture, fixtures, equipment and leasehold improvements relating to new store openings as well as a retail store renovation and website enhancements aggregated approximately $987,000 for the first six months of fiscal 2001 as compared to $135,000 for the same period last year.

Net cash provided by financing activities for the first six months of fiscal 2001 was $1,440,000 as compared to net cash used in financing activities of $1,392,000 for the same period last year. Financing activities for the first six months of fiscal 2001, included net borrowing of $1,719,000 from the Company's revolving line of credit facility, preferred stock dividend payments of $71,000, principal payments on capital leases of $123,000, note payable payments of $10,000 and a $75,000 commitment fee relating to the increase and extension of the revolving line of credit facility. Financing activities for the same period in fiscal 2000 included net payments of $1,228,000, reducing the revolving line of credit facility, preferred stock dividend payments of $73,000 and payments on capital leases of $92,000.

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C., currently Wells Fargo Retail Finance ("Wells Fargo") whereby the Company could borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. In July 2000, the Company entered into a Second Amendment to the Loan and Security Agreement ("Amended Agreement") with Wells Fargo. The Amended Agreement includes a three
(3) year extension enabling the Company to now borrow up to $3,500,000 based on the lending formula described above. The interest rate on borrowings up to $2,500,000 was reduced to three-quarters of 1% (.75%) over the prime rate. The rate charged on outstanding balances over $2,500,000 was also reduced to 1% above the prime rate. Additionally, the Amended Agreement provided for a lower annual facility fee and reduced monthly maintenance fees.

In December 2000, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined, and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was increased and is fixed at one percent (1%) over the prime rate. A commitment fee of $75,000 (which is being amortized over three years) was also paid by the Company on December 29, 2000. Prepayment fees exist under the Third Amended Agreement. At June 4, 2001, there was $3,313,000 in outstanding borrowings under the credit facility, with approximately $1,495,000 available to borrow under the credit facility. The increase in the balance outstanding under the revolving credit facility from the amount outstanding at January 27, 2001 ($514,000), is primarily due to the funding of additional inventory and leasehold improvements relating to new stores and a store renovation coupled with the reduction of trade accounts payable and accrued expenses.

The maximum amount of borrowings available to the Company under this line of credit is limited to formulas, as prescribed by Wells Fargo. The Company's maximum borrowing availability is equal to 75% of eligible inventory, less existing borrowings and certain reserves established by Wells Fargo.

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of net income or loss and minimum gross profit margins. Additionally, the Company's capital expenditures cannot exceed a predetermined amount.

Wells Fargo obtained a senior security interest in substantially all of the Company's assets. The revolving line of credit facility provides Wells Fargo with rights of acceleration upon the breach of certain financial covenants or the occurrence of certain customary events of default. The Company is also restricted from paying dividends on common stock, retiring or repurchasing its common stock, and generally from entering into additional indebtedness (as defined).

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

The Company's management believes that the Company's overhead structure has the capacity to support additional stores without significant increases in cost and personnel, and consequently, that revenues and profit from new stores, after a maturation period, will have a positive impact on the Company's operations. This has been demonstrated by the Company for all store openings (prior to the current fiscal year) since the Company's public offering.

As Bang & Olufsen ("B&O") focuses on developing B&O branded stores throughout the world, it has canceled its dealer agreement with the Company and all other retailers. As a result, B&O products are available only in Branded Stores. The Company opened its first B&O branded store in the Union Square area of lower Manhattan in July 1999. In October 2000, the Company opened its second B&O store in Greenwich, Connecticut.

In September 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. This store opened in April 2001 and is the Company's ninth. Capital expenditures, including inventory, necessary to operate this new retail store approximated $1,400,000.

Depending on the availability of appropriate real estate or existing businesses to purchase, of which there can be no assurance, and depending on market and industry conditions, the Company will attempt to open or acquire new Harvey locations in fiscal 2002. If successful, the Company will look to open new stores in New Jersey, Long Island or Connecticut. The Company estimates that the total cost of opening a new Harvey Electronics retail store (6,500 square feet of selling space) is approximately $1,200,000 - $1,400,000, inclusive of inventory. The estimated cost of opening a store also includes the cost of
leasehold   improvements,   including  design  and  decoration,   machinery  and
equipment, furniture and fixtures, security deposits, legal expense, and additional advertising and promotion in connection with the opening.

The Company intends to continue its advertising campaign and increase its marketing expenditures in fiscal 2001. This will broaden the Company's media presence with the continuation of print, radio, cable and network television advertising.

The Company plans to broaden its e-commerce business with its fully interactive website, which was launched in October 2000. The website gives the Company's customers access to product specifications, information about custom installation services and new technologies, store locations and on-line sales, seven days a week, twenty-four hours a day. The website enables the Company to sell its products and services, through the Internet to customers in its traditional market in the Metropolitan New York area, however, the Company's objective is to give its customers a unique selling experience offering valuable information, high-quality products, professional installation and other services which continue to differentiate Harvey from its competitors. The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private in-home consultation through the convenience of the Internet. The Company plans to further improve its website and plans to expend an additional $25,000 for the remainder of fiscal 2001 in related costs.

In March 2001, the Company engaged Porter, LeVay & Rose, Inc. ("PL&R") as its investor relations advisor. PL&R will help the Company communicate with its shareholders, the financial community and the business news media. The Company's goal in engaging PL&R is to heighten its visibility and shareholder value as the Company pursues its business strategy and selective expansion. The monthly retainer paid to PL&R is $5,000, plus expenses.

Management believes that cash on hand, cash flow from operations and funds made available under the extended and increased credit facility with Wells Fargo, will be sufficient to meet the Company's anticipated working capital needs and renovation for at least the next twelve-month period. Further retail store expansion will require the Company to raise additional equity or debt.

                           PART II. OTHER INFORMATION:

Items 1, 3 and 5 were not applicable in the first quarter ended April 28, 2001.

Item 2. Changes in Securities and Use of Proceeds

In connection with a consulting agreement with Mesa Partners, Inc., ("Mesa") dated March 20, 2001, and a related addendum dated April 26, 2001, the Company issued a warrant to purchase 15,000 shares of the Company's common stock, exercisable at any time at $3.00 per share. The warrant has a three (3) year term and was issued as partial compensation for services rendered by Mesa. The fair value of this warrant ($8,000) is being amortized to expense over the term of the agreement with Mesa.

On March 15, 2001, the Company engaged Porter, LeVay & Rose ("PL&R") as its investor relations advisor. In connection with the agreement, the Company will issue a warrant to purchase 60,000 shares of the Company's common stock, exercisable immediately at various exercise prices ranging from $1.25 - $2.50. The fair value of this warrant ($15,000) is being amortized to expense over the period of time that services are rendered by PL&R.

Item 4. Submission of Matters to a Vote of Security Holders

On May 31, 2001, the Company's shareholders at an Annual Meeting (i) elected Franklin C. Karp (2,690,916 shares in favor, 104,335 shares against), Joseph J. Calabrese (2,690,916 shares in favor, 104,335 shares against), Michael E. Recca (2,690,916 shares in favor, 104,335 shares against), Frederic J. Gruder (2,690,916 shares in favor, 104,335 shares against), Jeffrey A. Wurst (2,690,916 shares in favor, 104,335 shares against), and William F. Kenny, III (2,690,916 shares in favor, 104,335 shares against) as directors of the Company and (ii) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending October 27, 2001 (2,785,374 shares in favor, 9354 shares against and 523 abstained).

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

         Exhibit Number    Description
         --------------    -----------
             10.14         Consulting Agreement with Mesa Partners, Inc.

             10.15         Addendum to Consulting Agreement with Mesa Partners,
                           Inc.

             10.16 Warrant to purchase 15,000 shares of the Company's common stock, issued to Mesa Partners, Inc.

             10.17         Investor relations agreement with Porter, LeVay
                           & Rose

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of fiscal 2001.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2001.

                             Harvey Electronics, Inc.



                             By:/s/Franklin C. Karp
                                ------------------------------------------------
                                Franklin C. Karp
                                President


                             By:/s/Joseph J. Calabrese
                                ------------------------------------------------
                                Joseph J. Calabrese
                                Executive Vice President, Chief
                                Financial Officer, Treasurer & Secretary