Form 10QSB
period 2001-07-28
HARVEY ELECTRONICS INC
filed 2001-09-12
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
         [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 28, 2001

         [  ]       TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to                .
                                        ---------------    ---------------

                          Commission File Number  1-4626
                          ------------------------------

                            Harvey Electronics, Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  New York                                   13-1534671
---------------------------------------------          ------------------
(State of other jurisdiction of incorporation            (I.R.S. Employer
            or organization)                           Identification No.)

                 205 Chubb Avenue, Lyndhurst, New Jersey, 07071
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                  201-842-0078
      ---------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of September 4, 2001, 3,282,833 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]



                            Harvey Electronics, Inc.

                                   FORM 10-QSB

                                      INDEX


PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page No.

              Condensed Statements of Operations (Unaudited) - Thirty-nine and thirteen
                Weeks ended July 28, 2001 and July 29, 2000...................................          3

              Condensed Balance Sheets - July 28, 2001 (Unaudited) and October 28,
                2000..........................................................................          4

              Condensed Statement of Shareholders' Equity (Unaudited) - Thirty-nine
                weeks ended July 28, 2001.....................................................          5

              Condensed Statements of Cash Flows (Unaudited) - Thirty-nine weeks
                ended July 28, 2001 and July 29, 2000.........................................          6

              Notes to Condensed Financial Statements (Unaudited).............................          7

Item 2.       Management's Discussion and Analysis or Plan of Operation ......................          12


PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K ...............................................          19

              Signatures  ....................................................................          19


Part I. Financial Information
Item I. Financial Statements

                            Harvey Electronics, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                              Thirty-nine Weeks Ended              Thirteen Weeks Ended
                                                            July 28,          July 29,          July 28,          July 29,
                                                              2001              2000              2001              2000
                                                    -----------------------------------------------------------------------
Net sales                                                 $29,525,795       $26,353,634        $8,838,309       $7,931,955
Interest and other income                                      34,873            28,792             2,398           11,941
                                                    -----------------------------------------------------------------------
                                                           29,560,668        26,382,426         8,840,707        7,943,896
                                                    -----------------------------------------------------------------------

Cost of sales                                              18,079,052        15,911,156         5,469,036        4,782,339
Selling, general and administrative expenses               11,503,507         9,241,374         3,810,845        3,079,505
Interest expense                                              224,698           162,704            97,584           57,512
                                                    -----------------------------------------------------------------------
                                                           29,807,257        25,315,234         9,377,465        7,919,356
                                                    -----------------------------------------------------------------------

(Loss) income before income taxes (benefit)                  (246,589)        1,067,192          (536,758)          24,540
Income taxes (benefit)                                              0           390,000          (115,000)          10,000
                                                    -----------------------------------------------------------------------
Net (loss) income                                            (246,589)          677,192          (421,758)          14,540

Preferred Stock dividend requirement                           55,782            55,782            18,594           18,594
                                                    -----------------------------------------------------------------------
Net (loss) income applicable to Common Stock                ($302,371)         $621,410         ($440,352)         ($4,054)
                                                    =======================================================================

Net (loss) income per share applicable to common shareholders:

  Basic                                                        ($0.09)            $0.19            ($0.13)          ($0.00)
                                                    =======================================================================
  Diluted                                                      ($0.09)            $0.19            ($0.13)          ($0.00)
                                                    =======================================================================

Shares used in the calculation of net (loss)
  income per common share:
  Basic                                                     3,282,833         3,282,833         3,282,833        3,282,833
                                                    =======================================================================
  Diluted                                                   3,282,833         3,345,896         3,282,833        3,282,833
                                                    =======================================================================

See accompanying notes.



                            Harvey Electronics, Inc.
                            Condensed Balance Sheets

                                                                                  July 28,       October 28,
                                                                                    2001          2000(1)1
                                                                                (Unaudited)
Assets                                                                          ---------------------------
Current assets:
   Cash and cash equivalents                                                       $22,600         $35,373
   Accounts receivable, less allowance of $25,000                                  596,740         473,097
   Inventories                                                                   5,856,613       6,396,915
   Prepaid expenses and other current assets                                       222,829         216,578
                                                                                ---------------------------
Total current assets                                                             6,698,782       7,121,963
Property and equipment:
   Leasehold improvements                                                        2,992,561       1,871,538
   Furniture, fixtures and equipment                                             1,715,737       1,460,825
   Internet website                                                                413,955         342,598
                                                                                ---------------------------
                                                                                 5,122,253       3,674,961
   Less accumulated depreciation and amortization                                1,759,811       1,186,758
                                                                                ---------------------------
                                                                                 3,362,442       2,488,203
Equipment under capital leases, less accumulated amortization
  of $374,995 and $362,679                                                         161,900         211,017
Cost in excess of net assets acquired, less accumulated amortization
  of $17,500 and $13,000                                                           132,500         137,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $306,474 and $264,023                 1,181,989       1,224,440
Other assets, less accumulated amortization of $297,768 and $230,436               371,463         254,104
                                                                                ---------------------------
 Total assets                                                                   $11,909,076     $11,436,727
                                                                                ===========================
Liabilities and shareholders' equity Current liabilities:
  Revolving line of credit facility                                             $2,941,950      $1,067,709
  Trade accounts payable                                                         1,889,160       2,919,563
  Accrued expenses and other current liabilities                                 2,129,574       2,134,579
  Income taxes                                                                      30,637          45,000
  Cumulative Preferred Stock dividends payable                                       5,765          57,586
  Current portion of long-term debt                                                 21,985          22,390
  Current portion of capital lease obligations                                      73,634         128,219
                                                                                ---------------------------
Total current liabilities                                                        7,092,705       6,375,046
Long-term liabilities:
  Long-term debt                                                                         -          11,714
  Capital lease obligations                                                         11,997          26,806
  Deferred rent                                                                    161,800         176,216
                                                                                ---------------------------
                                                                                   173,797         214,736
Commitments and contingencies
Shareholders' equity:
8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
authorized 10,000 shares; issued and outstanding 875 shares (aggregate liquidation preference--$875,000)

                                                                                   402,037         402,037
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,282,833 shares                                           32,828          32,828
  Additional paid-in capital                                                     7,579,667       7,481,667
  Accumulated deficit                                                           (3,371,958)     (3,069,587)
                                                                                ---------------------------
Total shareholders' equity                                                       4,642,574       4,846,945
                                                                                ---------------------------
Total liabilities and shareholders' equity                                     $11,909,076     $11,436,727
                                                                                ===========================


(1) The balance sheet as of October 28, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.



                            Harvey Electronics, Inc.
                  Condensed Statements of Shareholders' Equity
                                   (Unaudited)

                                            Preferred Stock       Common Stock        Additional                           Total
                                        --------------------------------------        Paid-in        Accumulated      Shareholders'
                                           Shares  Amount     Shares      Amount      Capital          Deficit           Equity
                                        -------------------------------------------------------------------------------------------
Balance at October 28, 2000                 875   $402,037   3,282,833   $32,828     $7,481,667       ($3,069,587)       $4,846,945

Net income for the thirty-nine weeks
   ended July 28, 2001                       -        -           -         -              -             (246,589)         (246,589)
Record value of Common Stock
   warrants granted                          -        -           -         -            98,000              -               98,000
Preferred Stock dividend                     -        -           -         -              -              (55,782)          (55,782)
                                        -------------------------------------------------------------------------------------------
Balance at July 28, 2001                    875   $402,037   3,282,833   $32,828     $7,579,667       ($3,371,958)       $4,642,574
                                        ===========================================================================================

See accompanying notes.



                             Harvey Electronics, Inc
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                        Thirty-nine          Thirty-nine
                                                                                        Weeks Ended          Weeks Ended
                                                                                      July 28, 2001        July 29, 2000
                                                                               -----------------------------------------
Operating activities
Net (loss) income                                                                        ($246,589)            $677,192
Adjustments to reconcile net (loss) income to net cash (used) in provided by operating activities:
    Depreciation and amortization                                                          726,491              437,691
    Income tax equivalent provision                                                              -              390,000
    Straight-line impact of rent escalations                                               (14,416)             (16,229)
    Miscellaneous                                                                          (11,579)               1,171
    Changes in operating assets and liabilities:
      Accounts receivable                                                                 (123,643)             (76,172)
      Notes receivable--previous member of Underwriter                                           -               54,914
      Inventories                                                                          648,940             (609,006)
      Prepaid expenses and other current assets                                            150,395              288,054
      Trade accounts payable                                                            (1,030,403)             109,915
      Accrued expenses, other current liabilities and
        income taxes                                                                      (183,514)             199,861
                                                                               -----------------------------------------
Net cash (used) in provided by operating activities                                        (84,318)           1,457,391
Investing activities
Purchases of property and equipment                                                     (1,447,292)            (351,871)
Purchase of other assets                                                                    (1,857)             (26,002)
Note payments from officer                                                                   7,500                7,500
                                                                               -----------------------------------------
Net cash used in investing activities                                                   (1,441,649)            (370,373)
                                                                               -----------------------------------------
Financing activities
Net proceeds (payments) from revolving credit facility                                   1,874,241             (851,727)
Commitment fee from increased revolving credit facility                                    (75,000)                   -
Preferred Stock dividends paid                                                            (107,603)            (110,206)
Principal payment on note payable                                                          (10,373)                   -
Principal payments on capital lease obligations                                           (168,071)            (136,305)
                                                                                ----------------------------------------
Net cash provided by (used) in financing activities                                      1,513,194           (1,098,238)
                                                                                ----------------------------------------
(Decrease) in cash and cash equivalents                                                    (12,773)             (11,220)
Cash and cash equivalents at beginning of period                                            35,373               23,947
                                                                                ----------------------------------------
Cash and cash equivalents at end of period                                                 $22,600              $12,727
                                                                                ========================================
Supplemental cash flow information:
Interest paid                                                                             $194,000             $175,000
                                                                                ========================================
Taxes paid                                                                                 $14,000               $9,000
                                                                                ========================================

See accompanying notes.



                            Harvey Electronics, Inc.
                     Notes to Condensed Financial Statements
                                  July 28, 2001
                                   (Unaudited)

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

Operating results for the nine and three-month periods ended July 28, 2001 are not necessarily indicative of the results that may be expected for the year ending October 27, 2001. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 28, 2000.

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

In July 2000, the Company entered into a Second Amendment to its revolving line of credit facility ("Amended Agreement") with Wells Fargo. The Amended Agreement included a three (3) year extension enabling the Company to borrow up to $3,500,000 based upon a lending formula calculated on eligible inventory, as defined. The interest rate on borrowings up to $2.5 million was reduced to three quarters of 1% (.75%) over the prime rate. The rate charged on outstanding balances over $2,500,000 was also reduced to 1% above the prime rate.
Additionally, the Amended Agreement provided for an annual facility fee of $17,500 and reduced maintenance fees of $1,500 per month. 7 Harvey Electronics, Inc. Notes to Condensed Financial Statements July 28, 2001 (Unaudited)

In December 2000, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was fixed at one percent (1%) over the prime rate (7% at July 28, 2001). Prepayment fees also exist under the Third Amended Agreement. A commitment fee of $75,000 (which is being amortized over three years) was also paid by the Company on December 29, 2000 to Wells Fargo in connection with the Third Amended Agreement. The balance outstanding under the revolving line of credit facility at July 28, 2001 was $2,941,950. This balance was presented as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration clause and a Lock-Box Arrangement", since the Company's daily receipts are used to reduce the outstanding balance under the revolving credit facility.

Wells Fargo has a senior security interest in all of the Company's assets. The amended line of credit facility provides Wells Fargo with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). Additionally, the line of credit facility contains certain financial covenants, with which the Company was in compliance at July 28, 2001.

In December 2000, in connection with the Third Amended Agreement, Wells Fargo received an additional warrant to purchase 100,000 shares of the Company's common stock, subject to adjustment, which is currently exercisable at a price of $2.00 per share and expires November 30, 2003. Wells Fargo also received an extension of the expiration date of an existing warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and also expires November 30, 2003. The Company is amortizing the fair value of the warrants ($75,000) over a three-year period.

3. Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the nine months ended July 28, 2001 and July 29, 2000 was $800,000 and $760,000, respectively. Advertising expense for the third quarter of fiscal 2001 and 2000 was $240,000 and $280,000, respectively.

4. Income Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the nine months ended July 28, 2001 and July 29, 2000 was computed based on the weighted average number of common shares outstanding. No common equivalent shares relating to stock options were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the nine months ended July 28, 2001 and for the third quarter of fiscal 2001 and fiscal 2000 as their effect was anti-dilutive. For the nine months ended July 29, 2000, common equivalent shares relating to stock options, aggregating 63,063, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation.

Commencing January 1, 2001, the conversion price of the Company's preferred stock was $1.2333 (calculated from the closing bid price of the common stock over the 45 trading days preceding January 1, 2001). Common equivalent shares (of 551,817 weighted for only seven months of the nine months ended July 28, 2001, and 709,479 for the third quarter of fiscal 2001) relating to the conversion of the preferred stock were not included in the weighted average number of common shares outstanding for the diluted earnings per share computation as their effect was anti-dilutive. Common equivalent shares relating to the conversion of the preferred stock were not considered for the same periods in fiscal 2000 as they were anti-dilutive.

5. Income Taxes

In connection with the Company's emergence from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code on December 26, 1996, the Company adopted Fresh Start Accounting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter as a direct addition to paid-in capital.

For the nine months ended July 29, 2000, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $390,000 (37% effective tax rate). For the third quarter of fiscal 2001, the Company recorded an income tax benefit of $115,000 (21% effective tax benefit) as compared to an income tax equivalent provision of $10,000 (41% effective tax rate) in the same quarter of fiscal 2000. The income tax equivalent provision or benefit, will not affect the Company's tax liability or cash.

6. Retail Store Expansion

The Company opened a new 1,600 square foot Bang & Olufsen Branded store in Greenwich, Connecticut in October 2000. Since this time, results of operations from this new store have been included in the Company's results of operations.

In September 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. This new store opened in April 2001. Pre-opening expenses and results of operations from this new store have been included in the Company's results of operations for the nine and three months ended July 28, 2001. This is the Company's ninth store and is the fifth opened since its public offering, completed in April 1998.

7. Internet Website

In October 2000, the Company launched its new website, www.harveyonline.com, to support the continued growth of its consumer electronics and custom home theater installation showrooms. The website was designed to extend Harvey's in-store experience onto the Internet as a vehicle to increase customer traffic at the Company's retail locations. On-line sales, available seven days a week, twenty-four hours a day are achievable, however, are a secondary goal of the website. Harvey customers can order on-line within the Company's trading area in the metropolitan New York marketplace. On-line sales have been insignificant to date. All related expenses, including the amortization of website development costs ($144,000) and the results of website operations, have been included in the Company's results of operations for the nine and three months ended July 28, 2001.

8. Other

On March 20, 2001, the Company engaged Mesa Partners, Inc. ("Mesa") under a consulting agreement. Mesa was engaged to provide consulting services relating to the integration of computer networks, entertainment systems and other related services.

In connection with the consulting agreement with Mesa and a related addendum dated April 26, 2001, the Company issued a warrant to purchase 15,000 shares of the Company's common stock, exercisable at any time at $3.00 per share. The warrant has a three (3) year term and was issued as partial compensation for services rendered by Mesa. The fair value of this warrant ($8,000), was amortized to expense during the second and third quarters of fiscal 2001. Additionally, as was required by the consulting agreement, Mesa was paid a fee of $20,000 a month plus related expenses. The Company elected to terminate this agreement effective June 20, 2001. For the nine months and third quarter ended July 28, 2001, the Company recorded consulting fees of $70,000 and $36,000, respectively.

On March 15, 2001, the Company engaged Porter, LeVay & Rose ("PL&R") as its investor relations advisor. In connection with the agreement, the Company is required to and will issue a warrant to purchase 60,000 shares of the Company's common stock, exercisable immediately at various exercise prices ranging from $1.25 - $2.50. The fair value of this warrant ($15,000) is being amortized to expense over the period of time that services are rendered by PL&R. Additionally, the Company pays PL&R a $5,000 monthly fee for its services. For the nine months and third quarter ended July 28, 2001, the Company recorded investor relations expenses of $38,000 and $23,000, respectively.

9. Inventories

Inventories   have  been  valued  at  average  cost,  based  upon  gross  profit percentages applied to sales.

10. New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combination", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. In addition, Statement 141, eliminates the pooling-of-interest method of accounting for business combinations. Management has not completed its review of SFAS No. 141 and 142 and has not yet determined the impact of these new accounting pronouncements, on the Company's financial position or results of operations.


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

Thirty-nine and Thirteen Weeks Ended July 28, 2001 as Compared to Thirty-nine and Thirteen Weeks Ended July 29, 2000

Net (Loss) Income. The Company's pretax loss for the nine months ended July 28, 2001 was $247,000 as compared to pretax income of $1,067,000 for the same period last year. The net loss for the nine months ended July 28, 2001 was $247,000 as compared to a net profit of $677,000 for the same period last year. The net loss for the nine months ended July 28, 2001 included approximately $520,000 of operating losses and pre-opening expenses for new stores and the Company's website. Operating losses of approximately $150,000 related to the Company's new Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000. Approximately $220,000 of operating losses related to the new website launched in October 2000. Included in the $220,000 of operating losses is $144,000 of depreciation, as website related assets are being amortized to expense over a period of only one to three years. The remaining $10,000 of operating losses related to the new Harvey retail store opened in Eatontown, New Jersey in April 2001. Pre-opening expenses, also relating to the new Eatontown store, approximated $140,000.

The Company reported a pretax loss of $537,000 for the third fiscal quarter ended July 28, 2001 as compared to pretax income of $25,000 for the same quarter last year. The net loss for the third quarter of fiscal 2001 was $422,000 as compared to net income of $15,000 for the same quarter last year. The net loss for the third quarter of fiscal 2001 included approximately $100,000 of operating losses from the new Bang & Olufsen store and website, which was offset by modest profitability in the third quarter from the new Eatontown store.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the nine months ended July 28, 2001 was approximately $705,000 as compared to $1,668,000 for the same period last year. EBITDA for the third quarter of fiscal 2000 was approximately $230,000 as compared to a loss before interest, taxes, depreciation and amortization of $150,000 for the same quarter in fiscal 2001. As noted above, EBITDA was decreased for the nine-month period ended July 28, 2001 by approximately $520,000 relating to operating losses and pre-opening expenses of new stores and the Company's new website. The third quarter loss before interest, taxes, depreciation and amortization was increased by approximately $100,000 primarily from operating losses of the new Bang & Olufsen store and website, as mentioned above.

Results of operations for the nine months ended July 28, 2001 and July 29, 2000 included depreciation and amortization of $726,000 and $438,000, respectively. The Company's third quarter of fiscal 2001 included depreciation and amortization of $289,000 as compared to $148,000 for the same quarter last year.

The Company's results of operations for the nine months ended July 28, 2001 and July 29, 2000 included net advertising expenses of $800,000 and $760,000, respectively. The Company's third quarter of fiscal 2001 included net advertising expenses of $240,000 as compared to $280,000 for the same quarter last year.

The Company recorded an income tax equivalent provision for the nine months ended July 29, 2000 of $390,000 (37% effective tax rate). In the third quarter of fiscal 2001, the Company recorded an income tax equivalent benefit of $115,000 (21% effective tax benefit), as compared to an income tax equivalent expense of $10,000 (41% effective tax rate) for the same quarter last year. The income tax equivalent provision or benefit will not affect the Company's tax liability or cash.

The Company's net loss for the nine months and third quarter ended July 28, 2001 was negatively affected by the slowdown in retail sales, coupled with an increase in costs and expenses, as described below.

Revenues. For the nine months ended July 28, 2001, net sales approximated $29,526,000, an increase of approximately $3,172,000 or 12% from the same period last year. For the third fiscal quarter ended July 28, 2001, net sales approximated $8,838,000, an increase of approximately $906,000 or 11.4% from the same quarter last year.

Comparable store sales for the nine months ended July 28, 2001 increased by $1,561,000 or 5.9% from the same period last year. Comparable store sales for the third quarter ended July 28, 2001 declined slightly by 1.5% from the same period last year.

Overall net sales increases have been achieved from a base year, fiscal 2000, that resulted in approximately 60% increases over fiscal 1999. Fiscal 2000 increases included the maturation of several retail locations. As noted above, the Company's comparable store sales results for the third quarter of fiscal 2001 were down slightly by 1.5%, however, these sales were competing against very high comparable store sales increases of 57.5%, from the same quarter last year.

Overall net sales benefited primarily from the new Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000 and to a greater extent from the new Harvey showroom opened in Eatontown, New Jersey in April 2001. To date, sales and operating profitability from the new Eatontown store have exceeded management's expectations, while sales from the new Bang & Olufsen store have been slower than anticipated.

While the Company's overall sales and comparable store sales results through June 2001 were favorable in comparison to certain other electronics retailers, the slowing economy did have a negative impact on third quarter sales, especially in the month of July. The decline in comparable store sales in the third quarter was primarily related to the Company's Paramus, New Jersey store and its 45th Street store in Manhattan. The reduction in comparable store sales at these locations was offset by sales growth from the Company's Harvey showrooms in Greenwich, Connecticut, Greenvale, Long Island and from the retail store located within ABC Carpet and Home in Manhattan. -13-

The decline in sales for the Company's 45th Street flagship store in Manhattan is largely due, in management's opinion, to the extensive renovation at this store. Given the continued strong performance of the Company's other Manhattan location within ABC Carpet and Home, management believes that sales will rebound at the 45th Street location when this renovation is completed in September 2001.

Overall and comparable store sales benefited from increases in custom installation projects including both equipment sales and labor income. These sales were stimulated by strong demand for new digital video technologies such as plasma and LCD flat-screen, high definition and HD-ready televisions, DVD, DSS as well as home theaters. Custom installation sales continue to increase and accounted for approximately 39% of net sales ($11.4 million) for the first nine months of fiscal 2001, as compared to only 32% ($8.3 million) for the same period last year.

Sales have also benefited from the Company's increased marketing efforts, including radio, newspaper, cable and network television, direct mail and catalog advertisements. The Company also promoted its new website, www.harveyonline.com which was launched in October 2000 as well as the new Harvey Eatontown store. The Company's website has been successful in generating leads for the retail showrooms, however, as expected, website sales have been insignificant. The Company expects its website to continue to create consumer interest and increase sales leads to its retail stores in fiscal 2001 and beyond.

Costs and Expenses. Total cost of goods sold for the nine months ended July 28, 2001 increased $2,168,000 or 13.6% from the same period last year. Cost of sales for the third quarter of fiscal 2001 increased $687,000 or 14.4% from the same quarter last year. This was primarily related to the overall increase in sales as noted above, offset by a small decline in the gross margin.

The gross margin for the nine months ended July 28, 2001 was 38.8% as compared to 39.6% for the same period last year. The gross margin for the third quarter of fiscal 2001 was 38.1% as compared to 39.7% for the same quarter last year.

The small decrease in the gross profit margin was due primarily to the increased sale of video products, which is driving the Company's overall business and which typically have lower gross margins than audio products. The increase in video sales was primarily due to additional customer demand for new digital technologies such as HDTV, DVD, DSS, plasma and LCD flat-screen televisions. It should be noted that sales of these new products do benefit from higher gross margins and higher overall sales prices as compared to commodity analog televisions and VCR's. Interest in these new video products will also cultivate larger projects including new sales of audio components, speakers, home theater systems, furniture, accessories and custom installation services, which all realize higher margins for the Company. For the nine and three months ended July 28, 2001, the Company's sales of video products accounted for 35% and 36.1%, respectively, of its net sales as compared to 30.5% and 32.7%, respectively for the same periods last year.

Selling, general and administrative expenses ("SG&A expenses") increased 24.5% or $2,262,000 for the nine months ended July 28, 2001, as compared to the same period last year. SG&A expenses for the third quarter of fiscal 2001 increased 23.7% or $731,000 from the same quarter last year.

Comparable SG&A expenses for the nine months ended July 28, 2001 increased approximately 13.4% or $1,237,000 from the same period last year. Comparable SG&A expenses for the third quarter of fiscal 2001 increased approximately 9% or $277,000 from the same quarter last year. Comparable SG&A expenses for the third quarter of fiscal 2001 have actually decreased from the comparable SG&A expenses from the Company's first two quarters, primarily from a reduction in personnel, as prescribed by management. An additional reduction in payroll will be experienced in the fourth quarter of fiscal 2001, as management has also implemented a one-week non-paid furlough for all Company employees, including officers and other management employees.

The overall increase in total SG&A expense was affected by costs relating to the new Bang & Olufsen and Eatontown stores and additionally from costs relating to the Company's new website. Comparable SG&A expenses increased primarily from additional payroll, commissions and payroll-related items resulting in part from the new three-year union contract, which was completed at the end of fiscal 2000. Comparable SG&A expenses also increased from additional occupancy costs, advertising expenditures, depreciation expense, insurance costs, consulting fees, investor relation costs and various other store-operating expenses. The Company also continued to hire additional custom installation personnel and incur significant additional payroll and other associated expenses relating to the expansion of its custom installation business. In July 2000, the Company also expanded its warehouse and distribution facility, which increased occupancy costs and other related expenses for the first nine months of fiscal 2001.

Interest expense for the nine months ended July 28, 2001 increased 38.1% or $62,000 as compared to the same period last year. Interest expense for the third quarter of fiscal 2001 increased 69.7% or $40,000 as compared to the same quarter last year. The increase was primarily due to additional borrowings from the Company's revolving line of credit facility to fund the Company's retail store expansion and renovation. Additionally, the increased expense is due to amortization of warrants ($75,000 fair value) issued to the Company's lender and from the amortization of the commitment fee ($75,000) paid by the Company to its lender in December 2001, relating to the increase and extension of the line of credit.

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

As noted above, for the nine months ended July 29, 2000, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $390,000. For the third quarter of fiscal 2001, the Company recorded an income tax benefit of $115,000 as compared to an income tax equivalent provision of $10,000 in the same quarter of fiscal 2000. The income tax equivalent provision or benefit, will not affect the Company's tax liability or cash.


Liquidity and Capital Resources

At July 28, 2001, the Company's ratio of current assets to current liabilities was .94. The Company had negative working capital of $394,000 at July 28, 2001, as compared to 1.12 and $747,000 at October 28, 2000. However, it is important to note that at July 28, 2001 and October 28, 2000, the Company's outstanding balances on its revolving line of credit facility ($2,941,950 and $1,068,000, respectively) were classified as current liabilities, despite the three-year term of the Company's credit facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Condensed Financial Statements for details). The current ratio was negatively impacted by the Company's increase in the revolving line of credit facility. The increase in the line of credit facility was necessary to fund retail store expansion and renovation.

Net cash used in operating activities was $84,000 for the nine months ended July 28, 2001 as compared to net cash provided by operating activities of $1,457,000 for the same period last year. The decrease of $1,542,000 in cash provided from operating activities was due to the reduction of pre-tax income of $1,314,000, with the difference primarily due to the reduction of trade accounts payable, accrued expenses, other current liabilities and income taxes and offset by a reduction in inventory and an increase in depreciation and amortization.

Net cash used in investing activities for the first nine months of fiscal 2001 was $1,442,000 as compared to $370,000 for the same period in fiscal 2000. Net cash used for the purchase of furniture, fixtures, equipment and leasehold improvements relating to new store openings as well as a retail store renovation and website enhancements aggregated approximately $1,447,000 for the first nine months of fiscal 2001 as compared to $352,000 for the same period last year.

Net cash provided by financing activities for the first nine months of fiscal 2001 was $1,513,000 as compared to net cash used in financing activities of $1,098,000 for the same period last year. Financing activities for the first nine months of fiscal 2001, included net borrowing of $1,874,000 from the Company's revolving line of credit facility, preferred stock dividend payments of $108,000, principal payments on capital leases of $168,000, note payable payments of $10,000 and a $75,000 commitment fee relating to the increase and extension of the revolving line of credit facility. Financing activities for the same period in fiscal 2000 included net payments of $852,000, reducing the revolving line of credit facility, preferred stock dividend payments of $110,000 and payments on capital leases of $136,000.

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

In December 2000, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined, and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was increased and is fixed at one percent (1%) over the prime rate. A commitment fee of $75,000 (which is being amortized over three years) was also paid by the Company on December 29, 2000. Prepayment fees exist under the Third Amended Agreement. At September 4, 2001, there was $2,813,000 in outstanding borrowings under the credit facility, with approximately $1,743,000 available to borrow under the credit facility. The increase in the balance outstanding under the revolving credit facility from the amount outstanding at October 28, 2000 ($1,067,709), is primarily due to the funding of additional leasehold improvements relating to new stores and a store renovation coupled with the reduction of trade accounts payable and accrued expenses.

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

In September 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. This store opened in April 2001 and is the Company's ninth. Capital expenditures, including inventory, necessary to operate this new retail store approximated $1,500,000.

The Company intends to continue its advertising campaign and increase its marketing expenditures in fiscal 2001. This will broaden the Company's media presence with the continuation of print, radio, cable and network television advertising.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private in-home consultation through the convenience of the Internet. The Company plans to continually improve its website, however, the anticipated costs of these improvements are not expected to be material for the remainder of fiscal 2001.

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



                           PART II. OTHER INFORMATION:

Items 1, 2, 3, 4 and 5 were not applicable in the third quarter ended July 28, 2001.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit Number                     Description

         None

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of fiscal 2001.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 11, 2001.

                            Harvey Electronics, Inc.



                            By: /s/ Franklin C. Karp
                                --------------------
                                Franklin C. Karp
                                President


                            By: /s/ Joseph J. Calabrese
                                -----------------------
                                Joseph J. Calabrese
                                Executive Vice President, Chief
                                Financial Officer, Treasurer & Secretary