Form 10KSB
period 2001-10-27
HARVEY ELECTRONICS INC
filed 2002-01-25
CIK 46043

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                   Form 10-KSB

 Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended October 27, 2001

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

--------------------------------------------------------------------------------
                  205 Chubb Avenue, Lyndhurst, New Jersey 07071
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

State issuer's revenues for its most recent fiscal year.            $36,687,206
                                                                    -----------

State the number of shares outstanding of each of the issuer's classes of common
equity, as of January 7, 2002.                                        3,282,833
                                                                      ---------

As of January 7, 2002, the aggregate market value of the registrant's common stock held by nonaffiliates computed by reference to the price at which the stock was sold was $5,478,801. The shares are currently traded on the NASDAQ SmallCap Market under the symbols "HRVE" for the Common Stock and "HRVEW" for the Warrants to purchase Common Stock.


Part I

Item 1. Description of Business.

General

Harvey Electronics, Inc. ("Harvey" or the "Company") is engaged in the retail sale, service and custom installation of high quality audio, video and home theater equipment. The equipment includes high fidelity components and systems, video cassette recorders ("VCR"), digital versatile disc players ("DVD"), high definition television ("HDTV"), direct view projection, plasma flat-screen and LCD flat panel television sets, audio/video furniture, digital satellite systems, conventional telephones and related accessories. The Company has been engaged in this business in the New York Metropolitan area for seventy-five years. The Company currently operates nine locations; seven Harvey specialty retail stores and two Bang & Olufsen branded stores. There are two Harvey locations in Manhattan and five suburban locations in Paramus, New Jersey; Mt. Kisco, in Westchester; Greenwich, Connecticut; Greenvale/Roslyn, on the north shore of Long Island, and our newest Harvey store opened in Eatontown, New Jersey in April 2001. The Bang & Olufsen branded stores are located in Union Square at Broadway and 21st Street, in Manhattan, and in Greenwich, Connecticut on Greenwich Avenue.

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

The net proceeds from the Offering were also used to repay temporarily the Company's credit facility of approximately $2.3 million and to retire the principal ($350,000) and interest ($48,000) of a term loan.

Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price, through March 31, 2003. The Warrants are redeemable (at $0.10 per warrant), at the Company's option from March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share or $7.50.

Products

The Company offers its customers a wide selection of high-quality consumer audio, video and home theater products, the distribution of which is limited to specialty retailers (generally referred to in the industry as "esoteric brands"). The Company is one of the country's largest retailers of "esoteric brands" manufactured by Bang & Olufsen, Crestron, Marantz, McIntosh, Vienna Acoustics, Sonus Faber, Kef, Krell, Nakamichi, Loewe, Martin Logan, Fujitsu and Adcom. Many of these vendors' products have been sold by the Company for a number of years. The Company believes that it benefits from strong working relationships with these manufacturers. See below, for a discussion about Bang & Olufsen.

For the fiscal year ended October 27, 2001, the Company's audio product sales represented approximately 58% of the Company's net sales and yielded gross
profit  margins  of  approximately   40%.  The  Company's  video  product  sales
represented approximately 35% of the Company's net sales and yielded gross profit margins of approximately 28%. The Company also provides installation services for the products it sells. Custom installation, as commonly referred to in the industry includes both equipment sales and labor income. Custom installation of both equipment and related labor accounted for approximately 41% of the Company's net sales in fiscal 2001. The labor portion of custom installation presently represents approximately 7% of net sales, while the equipment portion accounting for 34% of net sales. The Company also sells extended warranties on behalf of third party providers. Sales of extended warranties which yielded a gross profit margin in excess of 46%, and represented less than 1% of the Company's net sales.

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


                                 Fiscal Year Ended   Fiscal Year Ended
                                      October             October
                                      27, 2001           30, 2000
                                 ---------------------------------------

Audio Components                          39%                43%
Mini Audio Shelf Systems                   6                  7
TV and Projectors                         30                 25
VCR/DVD/DSS                                8                  7
Furniture                                  5                  5
Cable and Wire                             5                  5
Accessories                                6                  6
Extended Warranties                        -                  1
Miscellaneous                              1                  1
                                 ---------------------------------------
                                         100%               100%
                                 =======================================

The percentage of sales by each product category is affected by promotional activities, consumer preferences, store displays, the development of new products and elimination or reduction of existing products and, thus, a current sales mix may not be indicative of the future sales mix.

The Company believes that it is well positioned to benefit from advances in technologies because new technologies tend to be expensive when first introduced and the Company's target customers desire and can afford such products. New technologies, such as HDTV, DVD, plasma flat-screen and LCD flat panel televisions were recently introduced. The DVD player provides enhanced picture and sound quality in a format far more convenient and durable than videotape. The plasma flat-screen or LCD flat panel television allows a small or large screen television to be only six inches wide from front to back. This allows the set to be far less obtrusive and more easily integratable into the home. High definition television has significantly improved picture quality.

The Company intends to continue its recent emphasis on custom installation (representing 41% of net sales in fiscal 2001) which can extend from a single room audio/video system to an entire house with a combined selling price of installation, labor and product from about $5,000 to in excess of $100,000. The Company believes custom installation provides the opportunity to bundle products and increase margins. For example, rather than just selling a television with an approximate gross profit margin of 28%, custom installation enables the Company to sell to the same customer speakers at a margin exceeding 40%, accessories at a margin approximating 46% and installation labor with margins of over 65%. In fiscal 2002, the Company will expand its merchandising efforts to include in-home lighting systems and distributed in-home cabling for the integration of computer networks, entertainment systems and other related services.

Based on customers' desires, custom installation projects frequently expand on-site. A single room home theater, for example, during the course of the installation can grow into a multi-room system with increased margins.

Offering custom installation affords the Company a unique selling opportunity not only because it may not be available at mass merchants, but also because custom installation can generate repeat customers and customer referrals. Due to the complexity of the installation provided by the Company, customers generally remain with the Company, providing the opportunity to sell upgrades to existing customers. The recent introduction of DVD players, DSS and advanced televisions, network cabling, in-home lighting systems, as well as other emerging technologies, present significant opportunities for such upgrades.

Operations

Supplies, Purchasing and Distribution

The Company purchases its products from approximately eighty manufacturers, ten of which accounted for approximately 58% of the Company's purchases for the fiscal year ended October 27, 2001. These ten manufacturers are Bang & Olufsen, Fujitsu, Marantz, Mitsubishi, Monster Cable, Nakamichi, Panasonic, Pioneer
Elite, Sharp and Sony. Sony accounted for more than 10% of the Company's purchases for the fiscal year ended October 27, 2001, and Bang & Olufsen, Marantz, Fujitsu, Panasonic, Monster Cable and Pioneer Elite each accounted for more than five (5%) percent of purchases for such period.

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

Bang & Olufsen ("B&O") products have been sold by the Company since 1980. As B&O focuses on developing B&O licensed stores ("Branded Stores") throughout the world, it has canceled its dealer agreement with the Company and other retailers. B&O products are available only in Branded Stores.

The Company opened its first B&O Branded Store in the Union Square area of lower Manhattan in July 1999. In October 2000, the Company opened its second B&O Branded Store in Greenwich, Connecticut.

These new Branded Stores sell highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories. The stores will also sell video products including LCD projectors, HDTV's, DVD players, plasma flat-screen and LCD flat panel televisions, A/V furniture and accessories. The store also offers professional custom installation of multi-room audio and home theater systems.

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

The Company historically has not had material losses of inventory and does not experience material losses due to cost and market fluctuations, overstocking or technology. The Company's inventory turnover for the fiscal year ended October 27, 2001, was approximately 3.4 times, as compared to 3.6 times for fiscal 2000.

Sales and Store Operations

Retail sales are primarily made for cash or by major credit cards. Revenues are recorded by the Company when the product or service is delivered or rendered to customers. Customer deposits are recorded as liabilities until the product is delivered, at which time a sale is recorded and the liability for the customer deposit is relieved.

In addition, customers who qualify can obtain longer term financing with a Harvey credit card, which the Company makes available to its customers. The
Harvey credit cards are issued by two unrelated finance companies. All transactions with these unrelated finance companies are without recourse to the Company. The Company also periodically, as part of its promotional activities, makes manufacturer, (i.e., Mitsubishi), sponsored financing available to its customers. Generally, the cost of such financing is paid for by the Company, but manufacturers periodically participate with and contribute, to the Company in financing these promotions.

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

All stores have an on-line point of sale computer system which enables the store managers and corporate headquarters to track sales, margins, inventory levels, customer deposits, back orders, merchandise on loan to customers, salesperson performance and customer histories. Store managers perform sales audit functions before reporting daily results to the sales audit group in the main office in Lyndhurst, New Jersey.

Services and Repairs

Products under warranty are delivered to the appropriate manufacturer for repair. Other repairs are sent to the manufacturers or an independent repair company. Revenues from non-warranty services are not material.

The Company offers an extended warranty contract for most of the audio, video and other merchandise it sells, which provides coverage beyond the manufacturer warranty period. Extended warranties are provided by an unrelated insurance company on a non-recourse basis to the Company. The Company collects the retail sales price of the extended warranty contract from customers and remits the customer information and the cost of the contract to the insurance company. Sales of extended warranty contracts represent less than 1% of the Company's net sales. The warranty obligation is solely the responsibility of the insurance company.

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

In the latter part of fiscal 1999, the Company decided to materially modify its advertising program, including the decision to begin network and cable television advertising, which had not been done in the past by the Company. In addition, the frequency and size of the Company's print ads were increased. Finally, the Company returned to advertising on radio. The new campaign was fully implemented in fiscal 2000. The results of this significant investment in increased advertising have been quite positive.

The television, radio, direct mail and certain of the print advertising differentiates the Company by emphasizing the benefits of integrating the Internet with www.harveyonline.com, the Company's new website, with beautiful Harvey retail showrooms presenting the Company's home theater experience.

The Company currently uses larger, more frequent print advertising, emphasizing image, products, and technology in the New York Times, Wall Street Journal, Greenwich Magazine, Newsday, Bergen Record, Greenwich Times, The Journal News, Asbury Park Press, Hampton's Magazine, Gotham Magazine and the Gannett Suburban News. The Company also distributes direct mail advertising several times a year to reach its customer database of over 70,000. Some of the direct mail promotions are for specific manufacturers, products, or technology, and are supported by the manufacturers.

Television advertising consists of a 30 second commercial run on the WNBC, WABC and WCBS networks as well as cable advertising on CNN, ESPN, MSNBC, News 12 and CNBC. Radio advertising is currently running on news, sports and business stations on AM radio.

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

                                   Fiscal Year         Fiscal Year
                                      Ended               Ended
                                     October             October
                                    27, 2001             28, 2000
                                    --------             --------


Gross advertising costs             $2,864,000          $2,701,000
Net advertising expenses             1,206,000             934,000
Percentage of net sales                    3.3%                2.7%

The Company has retained an outside advertising agency that is paid a monthly retainer of $17,000 plus approved expenses. This agreement expired December 31, 2001 and the Company has renewed the agreement for one year.

Licenses and Intellectual Properties

The Company owns three registered service marks "HARVEY ELECTRONICS," issued in June 1982, "HARVEY," issued in March 1989, and "THE TEMPLE OF HOME THEATER," issued in May 1997. These service marks are registered for International Class 42, which includes retail store services in the field of audio, video, consumer electronics, home theater products and custom installation of home theater products. The Company believes that the service marks HARVEY ELECTRONICS and HARVEY have significant value and is important in marketing the Company's products and services.

Employees

As of October 27, 2001, the Company employed approximately 134 full-time employees of which 17 were management personnel, 16 were administrative personnel, 56 were salespeople, 15 were warehouse workers and 30 were engaged in custom installation.

The salespeople, warehouse workers, and installation staff (101 people) are covered by a collective bargaining agreement with the Company which expires August 1, 2003. The Company has never experienced a material work stoppage and believes that its relationships with its employees and the union are satisfactory.

Item 2. Description of Properties

All of the premises the Company presently occupies are leased. Management believes that the Company's facilities are adequate and suitable for its present business. The Company believes that adequate locations are available for its proposed expansion.

The Company leases approximately 4,900 square feet at 205 Chubb Avenue, Lyndhurst, New Jersey, which the Company uses as its corporate office. This office space is under lease through September 2002. The Company also leases an 11,800 square foot warehouse in Fairfield, New Jersey at approximately $94,000 per year, pursuant to a lease which expires November 2005.

The Company leases the following retail premises:

                                           Expiration                       Approximate
                                            Date of                           Selling
                                            Current          Renewal           Square            Rent
                Location                  Annual Lease       Options          Footage          Expense
  ------------------------------------- ----------------- --------------- ----------------- ---------------

  2 West 45th Street                       6/30/2005           None             7,500          $  573,000
  New York, NY

  556 Route 17 North                       6/30/2003           None             7,000          $  273,000
  Paramus, NJ

  888 Broadway                            12/31/2003           None             4,000          $  406,000
  at 19th St.
  New York, NY
  (within ABC Carpet & Home)

  19 West Putnam Ave.                      9/30/2006         5 years            5,300          $  289,000
  Greenwich, CT

  44 Glen Cove Road                        8/15/2009           None             4,600          $  195,000
  Greenvale, NY

  115 Main St.                             8/31/2008           None             3,500          $   76,000
  Mt. Kisco, NY

  973 Broadway                            12/31/2005          5 year            1,500          $  121,000
  New York, NY
  (Bang & Olufsen Branded Store)

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

There are outstanding disputed tax claims of approximately $52,000 which were made against the Company during its Chapter 11 proceeding. The Company has provided reserves of $20,000 for such taxes, penalties and interest, which the Company believes to be adequate. However, there can be no assurance that the reserve will be sufficient to cover these tax claims.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 31, 2001, the Company's shareholders at an Annual Meeting (i) elected Franklin C. Karp (2,690,916 shares in favor, 104,335 shares against), Joseph J. Calabrese (2,690,916 shares in favor, 104,335 shares against), Michael E. Recca (2,690,916 shares in favor, 104,335 shares against), Fredric J. Gruder (2,690,916 shares in favor, 104,335 shares against), Jeffrey A. Wurst (2,690,916 in favor, 104,335 shares against) and William F. Kenny (2,690,916 shares in favor, 104,335 shares against) as directors of the Company and (ii) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 27, 2001 (2,785,374 shares in favor, 9,354 shares against and 523 abstained).

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

The following table indicates the quarterly high and low stock prices for fiscal years 2001 and 2000:

       Quarter Ended                    High              Low
--------------------------------- ----------------- ----------------

January 27, 2001                      $1.625          $   .75
April 28, 2001                         1.50               .75
July 28, 2001                          1.50              1.00
October 27, 2001                       1.27               .55
January 29, 2000                       2.4375            1.0625
April 29, 2000                         2.375             1.50
July 29, 2000                          2.125             1.75
October 28, 2000                       1.9375            1.4688

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

Common Stock

The Company is authorized to issue 10,000,000 shares of Common Stock with a par value of $0.01 per share. As of January 7, 2002, 3,282,833 shares are outstanding and held by approximately 1,600 shareholders of record.

The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors from sources legally available therefore. In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, and after payment in full of the amount payable in respect of the Preferred Stock, the holders of Common Stock are entitled, to the exclusion of the holders of the Preferred Stock, to share ratably in the assets of the Company available for distribution to stockholders after payment of liabilities and after provision for each class of stock, if any, having preference over the Common Stock. Holders of Common Stock have no preemptive rights. All outstanding shares are, and all shares to be sold and issued as contemplated hereby, will be fully paid and non-assessable and legally issued. The Board of Directors is authorized to issue additional shares of Common Stock within the limits authorized by the Company's charter and without stockholder action.

Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. As of January 7, 2002, 875 shares of Preferred Stock were issued and outstanding and were held by five holders of record.

The Preferred Stock may be issued from time-to-time without stockholder approval in one or more classes or series. A holder of the Preferred Stock is not entitled to vote except as required by law.

Dividends on the Preferred Stock are cumulative from the day of original issuance, whether or not earned or declared. In the event the Board of Directors declares dividends to be paid on the Preferred Stock, the holders of the Preferred Stock will be entitled to receive semiannual dividends at the rate of eighty-five ($85) dollars per share payable in cash on the last business day of June and December in each year. For calendar year 1997, the Company elected to defer payment of the dividends over a three-year period. The preference rate for calendar year 1997 was $105 per share, with interest at the rate of 8.5% per annum. The installments relating to the 1997 dividends have been paid in full by the Company as of October 27, 2001. Total Preferred Stock dividends of $107,603 were paid in fiscal 2001. In addition, no dividend shall be paid, or declared, or set apart for payment upon, and no other distribution shall at any time be declared or made in respect of, any shares of Common Stock, other than a dividend payable solely in, or a distribution of, Common Stock, unless full cumulative dividends of the Preferred Stock for all past dividend periods and for the then current dividend period have been paid or have been declared and a sum sufficient for the payment thereof has been set apart.

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

Commencing January 1, 2001, the conversion price of the Company's Preferred Stock was $1.2333 and thus convertible into 709,479 shares of Common Stock, (calculated from the closing bid price of the Common Stock over the 45 trading days preceding January 1, 2001). No shares of Preferred Stock have been converted to date.

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

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 27, 2001 and October 28, 2000, appearing elsewhere in this Form 10-KSB.

Statements of Operations Data:

                                                          Fiscal Year         Fiscal Year        Fiscal Year
                                                             Ended              Ended               Ended
                                                            October            October             October
                                                            27, 2001           28, 2000            30, 1999
                                                    ----------------------------------------------------------
                                                            (in thousands, except share and per share data)

Net sales                                                $   36,687          $   34,355         $   21,386
Cost of sales                                                22,552              20,813             13,082
                                                    ----------------------------------------------------------
Gross profit                                                 14,135              13,542              8,304
Gross profit percentage                                        38.5%               39.4%              38.8%
Interest expense                                                340                 218                179
Selling, general and administrative expenses                 15,128              12,856              9,043
Other income                                                     83                  34                 72
                                                    ----------------------------------------------------------
(Loss) income before income taxes                            (1,250)                502               (846)
Income taxes                                                      -                 185                  -
                                                    ----------------------------------------------------------
                                                    ----------------------------------------------------------
Net (loss) income                                            (1,250)                317               (846)

Preferred Stock dividend requirement                            (75)                (75)               (74)
                                                    ----------------------------------------------------------
Net (loss) income attributable to
   Common Stock                                          $   (1,325)         $      242         $     (920)
                                                    ==========================================================

Net (loss) income per common share
 applicable to common shareholders:
     Basic                                               $     (.40)         $     .07          $     (.28)
                                                    ==========================================================
     Diluted                                             $     (.40)         $     .07          $     (.28)
                                                    ==========================================================

Shares used in the calculation of net (loss)
 income per common shares:
     Basic                                                3,282,833           3,282,833          3,282,833
                                                    ==========================================================
     Diluted                                              3,282,833           3,346,307          3,282,833
                                                    ==========================================================


Balance Sheet Data:

                                      October             October
                                      27, 2001            28, 2000
                                ------------------- -------------------
                                            (in thousands)

Working capital (deficiency)       $   (1,416) (1)     $      747 (1)
Total assets                           12,727              11,437
Long-term liabilities                     160                 215
Total liabilities                       9,107  (1)          6,590 (1)
Total shareholders' equity              3,620               4,847

(1) It is important to note that at October 27, 2001 and October 28, 2000, the Company's outstanding balances on its revolving line of credit facility ($3,442,000 and $1,068,000, respectively) were classified as current liabilities, despite the three-year term of the Company's credit facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Financial Statements for details). The current ratio was negatively impacted by the Company's increase in the revolving line of credit facility. The increase in the line of credit facility was necessary to fund retail store expansion and renovation.

Results of Operations

Fiscal Year Ended October 27, 2001 as Compared to Fiscal Year Ended October 28, 2000

Net Loss

The Company's net loss for the fiscal year ended October 27, 2001 was $1,250,000 as compared to a net profit of $317,000 for the fiscal year ended October 28, 2000. The net loss for fiscal 2001 included approximately $650,000 of operating losses and pre-opening expenses for two new stores as well as the Company's website. Operating losses of approximately $225,000 related to the Company's new Bang & Olufsen branded store which opened in Greenwich, Connecticut in October 2000. Approximately $260,000 of operating losses related to the new website launched in October 2000. Included in the $260,000 of operating losses is $193,000 of amortization, as website related assets are being amortized to expense over a period of one to three years. Pre-opening expenses, relating to the new Eatontown, New Jersey store opened in April 2001, approximated $140,000. Operating losses for the seven-month period Eatontown was open, approximated $25,000.

The Company's net loss for fiscal 2001 includes net advertising expense of $1,206,000 as compared to $934,000 for fiscal 2000. The Company's gross advertising costs increased to $2,864,000 in fiscal 2001 from $2,701,000 in fiscal 2000.

Results of operations for fiscal years 2001 and 2000 also included depreciation and amortization expense of $989,000 and $647,000, respectively.

The Company's net loss for fiscal 2001 was materially impacted by the horrific events of September 11, 2001, the total renovation of the Company's flagship store on 45th Street in Manhattan and the general slowdown in retail sales, experienced from the latter part of the third quarter.

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

The Company recorded an income tax equivalent provision recorded within income taxes, which arose from the utilization of pre-reorganization net operating losses for fiscal 2000 of $160,000. This income tax equivalent provision did not require the use of cash. No income tax equivalent provision was necessary for fiscal 2001.

Revenues

For the year ended October 27, 2001, net sales approximated $36.7 million, an increase of over $2.3 million or 6.8% from the prior year. Comparable store sales for fiscal 2001 decreased slightly by approximately $101,000 or less than 1% from fiscal 2000.

Overall net sales increases have been achieved from a base year, fiscal 2000, that resulted in approximately 60% increases over fiscal 1999. Fiscal 2000 increases included the maturation of several retail locations. As noted above, the Company's comparable store sales results for fiscal 2001 were down slightly; however, these sales were competing against very high comparable store sales increases of 52%, from the prior year.

Overall net sales benefited primarily from the new Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000 and, to a greater extent, from the new Harvey showroom opened in Eatontown, New Jersey in April 2001. To date, sales and operating profitability from the new Eatontown store have exceeded management's expectations, while sales from the new Bang & Olufsen store for fiscal 2001 had been slower than anticipated.

While the Company's overall sales and comparable store sales results through June 2001 were favorable in comparison to certain other electronics retailers, the slowing economy did have a negative impact on third quarter sales, especially in the month of July. The decline in comparable store sales was primarily related to slower sales from the Company's Paramus, New Jersey store and its 45th Street store in Manhattan and from the events of September 11th. The reduction in comparable store sales at Paramus and 45th Street was offset by sales growth from the Company's Harvey showrooms in Greenwich, Connecticut, Mount Kisco, New York, Greenvale, Long Island and from the retail store located within ABC Carpet and Home in Manhattan.

The decline in sales for the Company's 45th Street flagship store in Manhattan was largely due to the extensive renovation at this store. Subsequent to October 2001, sales have rebounded for the 45th Street store, as well as for the Company's Bang & Olufsen branded stores.

Net sales and comparable store sales benefited from increases in custom installation projects including both equipment sales and labor income. These sales were stimulated by strong demand for new digital video technologies such as plasma and LCD flat-screen, high definition and HD-ready televisions, DVD, DSS as well as home theaters. Custom installation sales continue to increase and accounted for approximately 41% of net sales ($14.9 million) for fiscal 2001, as compared to only 33% ($11.4 million) for fiscal 2000.

Sales also have benefited from the Company's increased marketing efforts, including radio, newspaper, cable and network television, direct mail and catalog advertisements. The Company also promoted its new website, www.harveyonline.com which was launched in October 2000 as well as the new
Harvey Eatontown and new Bang & Olufsen, Connecticut stores. The Company's website has been successful in generating leads for the retail showrooms; however, as expected, website sales have been insignificant. The Company expects its website to continue to create consumer interest and increase sales leads to its retail stores in fiscal 2002 and beyond.

Costs and Expenses. Total cost of goods sold for fiscal 2001 increased approximately $1.7 million or 8.4% from the prior fiscal year. This was primarily related to the overall increase in net sales as noted above, offset by a small decline in the gross profit margin.

The gross profit margin for fiscal 2001 was 38.5% as compared to 39.4% for the prior fiscal year. The small decrease in the gross profit margin was due primarily to the increased sale of video products, which is driving the Company's overall business and which typically have lower gross margins than audio products. The increase in video sales was primarily due to additional customer demand for new digital technologies such as HDTV, DVD, DSS, plasma and LCD flat-screen televisions. It should be noted that sales of these new products do benefit from higher gross margins and higher overall sales prices as compared to commodity analog televisions and VCR's. Interest in these new video products will also cultivate larger projects including new sales of audio components, speakers, home theater systems, furniture, accessories and custom installation services, which all realize higher margins for the Company. For fiscal 2001, the Company's sales of video products accounted for over 35% of its net sales as compared to 31% in fiscal 2000.

The increase in higher margin custom installation labor income (approximately $1.9 million in fiscal 2001 as compared to approximately $1.1 million in fiscal
2000) has helped to mitigate the reduction in the gross margin from the increase in video sales.

Selling, general and administrative expenses ("SG&A expenses") increased 17.7% or approximately $2.3 million for fiscal 2001, as compared to fiscal 2000.

Comparable SG&A expenses for fiscal 2001 increased approximately $945,000 or 7.4%. Comparable SG&A expenses actually decreased in the Company's fourth quarter by $200,000 or 5.7% primarily from a reduction in payroll, bonuses and payroll related expenses as prescribed by management. This was primarily accomplished by a reduction in personnel and the implementation of a one-week non-paid furlough for all Company employees, including officers and other management employees.

The overall increase in total SG&A expense was affected by costs relating to the new Bang & Olufsen and Eatontown stores and additionally from costs relating to the Company's new website. Comparable SG&A expenses increased primarily from additional payroll, commissions and payroll-related items resulting in part from the new three-year union contract, which was completed at the end of fiscal 2000. Comparable SG&A expenses also increased from additional occupancy costs, advertising expenditures, depreciation expense, insurance costs, consulting fees, investor relations costs and various other store-operating expenses. The Company also continued to hire additional custom installation personnel and incur other associated expenses relating to the expansion of its custom installation business. In July 2000, the Company also expanded its warehouse and distribution facility, which increased occupancy costs and other related expenses for all of fiscal 2001.

Interest expense for fiscal 2001 increased 56.1% or approximately $122,000 as compared to fiscal 2000. The increase was primarily due to additional borrowings from the Company's revolving line of credit facility to fund the Company's retail store expansion and renovation. Additionally, the increased expense is due to amortization of warrants issued to the Company's lender and from the amortization of the commitment fee paid by the Company to its lender in December 2000, relating to the increase and extension of the line of credit.

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

As noted above, for fiscal 2000, the income tax equivalent provision was $185,000 and the reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $160,000. The income tax equivalent provision did not affect the Company's cash.

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

The Company recorded an income tax equivalent provision recorded within income taxes, which arose from the utilization of pre-reorganization net operating losses for fiscal 2000 of $185,000. This income tax equivalent provision will not affect the Company's tax liability and does not require the use of cash. (Refer to pages 18 and 19 for further details.)

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

Costs and Expenses

Total cost of goods sold for fiscal 2000, increased $7,731,000 or 59.1% from the prior fiscal year. This was primarily the result of increased sales as discussed above.

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

As noted above, during fiscal 2000, the income tax equivalent provision was $185,000 and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $160,000. This income tax equivalent provision does not affect the Company's tax liability and does not require a cash payment.

Liquidity and Capital Resources

At  October  27,  2001,  the  Company's  ratio  of  current  assets  to  current liabilities was .84. The Company had negative working capital of $1,416,000 at October 27, 2001, as compared to 1.12 and $747,000 at October 28, 2000. However, it is important to note that at October 27, 2001 and October 28, 2000, the Company's outstanding balances on its revolving line of credit facility ($3,442,000 and $1,068,000, respectively) were classified as current liabilities, despite the three-year term of the Company's credit facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Financial Statements for details). The current ratio was negatively impacted by the Company's increase in the revolving line of credit facility. The increase in the line of credit facility was necessary to fund retail store expansion and renovation.

Net cash used in operating activities was $263,000 in fiscal 2001 as compared to net cash provided by operating activities of $1,795,000 for fiscal 2000. The decrease of $2,058,000 in cash provided from operating activities was due to the reduction of pre-tax income of $1,752,000, with the difference primarily due to the reduction of trade accounts payable, accrued expenses, other liabilities and income taxes, offset by a reduction in inventory, accounts receivable and an increase in depreciation and amortization.

Net cash used in investing activities for fiscal 2001 was $1,727,000 as compared to $1,078,000 for fiscal 2000. Net cash used for the purchase of furniture, fixtures, equipment and leasehold improvements relating to new store openings as well as a retail store renovation and website enhancements aggregated approximately $1,734,000 for fiscal 2001 as compared to $1,031,000 for fiscal 2000.

Net cash provided by financing activities for fiscal 2001 was $1,984,000 as compared to net cash used in financing activities of $706,000 for fiscal 2000. Financing activities for fiscal 2001, included net borrowings of $2,374,000 from the Company's revolving line of credit facility, preferred stock dividend payments of $108,000, principal payments on capital leases of $198,000, note payable payments of $10,000 and a $75,000 commitment fee relating to the increase and extension of the revolving line of credit facility. Financing activities for fiscal 2000 included net payments of $410,000, reducing the revolving line of credit facility, preferred stock dividend payments of $110,000 and payments on capital leases of $186,000.

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C., currently Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company could borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. In July 2000, the Company entered into a Second Amendment to the Loan and Security Agreement ("Amended Agreement") with Wells Fargo. The Amended Agreement includes a three year extension enabling the Company to borrow up to $3,500,000 based on the lending formula described above. The interest rate on borrowings up to $2,500,000 was reduced to three-quarters of 1% (.75%) over the prime rate. The rate charged on outstanding balances over $2,500,000 was also reduced to 1% above the prime rate. Additionally, the Amended Agreement provided for a lower annual facility fee and reduced monthly maintenance fees.

In December 2000, the Company entered into a Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, based on a lending formula calculated on eligible inventory, as defined, and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was increased and is fixed at one percent (1%) over the prime rate, with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate will be reduced to 6.5% and will be in effect through fiscal 2002. A commitment fee of $75,000 (which is being amortized over three years), was also paid by the Company on December 29, 2000. Prepayment fees exist under the Third Amended Agreement. At January 7, 2002, there was $1,726,000 in outstanding borrowings under the credit facility, with approximately $3,857,000 available to borrow under the credit facility. The decrease in the balance outstanding under the revolving credit facility from the amount outstanding at October 27, 2001
($3,442,000), is primarily due to the cash flow generated to date from operations in the first quarter of fiscal 2002.

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

The Company has 2,104,500 redeemable common stock purchase warrants ("Warrants") outstanding from its public offering of common stock and Warrants in fiscal 1998 (the "Offering"). Each outstanding Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price, for a period of three years expiring March 31, 2003. The Warrants are also redeemable (at $.10 per Warrant), at the Company's option, commencing March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share or $7.50.

The Company's management believes that the Company's overhead structure has the capacity to support additional stores without significant increases in cost and personnel, and consequently, that revenues and profit from new stores, after a maturation period, would have a positive impact on the Company's operations. This has been demonstrated by the Company for all store openings (except for the retail stores opened during fiscal 2001 which have not yet matured) since the Company's public offering to date.

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

The Company does not plan to open any new retail stores in fiscal 2002. Additionally, no material capital expenditures, improvements or purchases of equipment or other assets are necessary for fiscal 2002.

The Company does intend to continue its advertising campaign in fiscal 2002. This will continue the Company's media presence with print, radio, direct mail, cable and network television advertising.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private in-home consultation through the convenience of the Internet. The Company plans to continually improve its website, however, the anticipated costs of these improvements are not expected to be material for 2002.

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

Management believes that cash on hand, cash flow from operations and funds made available under the extended and increased credit facility with Wells Fargo, will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.

Item 7. Financial Statements

The information required by this item is incorporated by reference to the Company's financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

              Name                   Age (1)                            Position
--------------------------------- --------------- ----------------------------------------------------

Michael E. Recca                        51        Chairman and Director
William F. Kenny, III                   70        Director
Jeffrey A. Wurst                        52        Director
Fredric J. Gruder                       55        Director
Franklin C. Karp                        48        President and Director
Joseph J. Calabrese                     42        Executive Vice President, Chief Financial Officer,
                                                       Treasurer, Secretary and Director
Michael A. Beck                         43        Vice President of Operations
Roland W. Hiemer                        40        Director of Inventory Control

(1)      As of October 27, 2001.


Michael E. Recca became the Chairman of the Board of Directors of the Company in November 1996. Mr. Recca is also a member and manager of Harvey Acquisition Company, LLC, which is a principal shareholder of the Company. Mr. Recca was an employee of Taglich Brothers, D'Amadeo, Wagner & Co., Inc., a NASD registered broker-dealer, through December 31, 1998. Mr. Recca is also a principal in NorthStar Capital, LLC , which is a joint venture with Ruskin, Moscou, Evans & Faltischek, P.C. the Company's corporate counsel.

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

Jeffrey A. Wurst, a director since February 2000, is a Partner at the law firm of Ruskin, Moscou, Evans & Faltischek, P.C. ("Ruskin"), where he chairs the firm's Financial Services Group. Mr. Wurst began his legal career with Ruskin in 1987. Mr. Wurst is experienced in asset based lending, factoring, commercial finance and bankruptcy matters. Mr. Wurst attended the Jacob D. Fuchsburg Law Center of Touro College in 1987 and earned his B.S. and M.A. from Hofstra University. Mr. Wurst's law firm has been involved in the legal representation of the Company since it reorganized under the bankruptcy laws in 1996.

Fredric J. Gruder, has been a director since July 1998. Since December 2001, Mr. Gruder has been a sole practitioner in his own law firm. From July 1999 to December 2001, Mr. Gruder has been of counsel to Dorsey & Whitney LLP. From September 1996 to July 1999, he was a partner in the law firm of Gersten, Savage, Kaplowitz & Fredericks, LLP ("Gersten"), which represented Thornwater Company, L.P. ("Thornwater"), representative of the Company's underwriters in the Offering. From March 1996 through September 1996, Mr. Gruder was of counsel to Gersten, having been a sole practitioner from May 1995 through March 1996. From March 1992 until March 1996, Mr. Gruder served as vice president and general counsel to Sbarro, Inc., then a publicly traded corporation which owns, operates, and franchises Italian restaurants. Prior to this time, Mr. Gruder practiced law in New York for over twenty years, specializing in corporate securities and retail real estate.

William F. Kenny, III has been a director of the Company since 1975. From January 1992 to December 2000, Mr. Kenny was a consultant to Meenan Oil Co., Inc. Prior to 1992, Mr. Kenny was the President and Chief Executive Officer of Meenan Oil Co., Inc. Mr. Kenny has also served as a director of the Empire State Petroleum Association, Petroleum Research Foundation and is the President of the East Coast Energy Council. Mr. Kenny was also the President of the Independent Fuel Terminal Operators Association and the Metropolitan Energy Council.

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

Roland W. Hiemer is an executive officer of the Company and Director of Inventory Control. Mr. Hiemer has been with the Company for eleven years. He started with the Company as a salesman and advanced to Senior Sales Manager for the Paramus store in 1991. He was further promoted to Inventory Control Manager in 1991. In 1997, he was promoted to Director of Inventory Control. In November 2001, Mr. Hiemer's title was changed to Merchandise Manager. Mr. Hiemer holds a BA in Business Administration from Hofstra University.

Committees of the Board of Directors

The Board of Directors has an Audit Committee and a Compensation and Stock Option Committee.

Audit Committee. The function of the Audit Committee includes making recommendations to the Board of Directors with respect to the engagement of the Company's independent auditors and the review of the scope and effect of the audit engagement. The Company's Audit Committee is governed by a written charter approved by the Board of Directors. William F. Kenny, III, Fredric J. Gruder and Jeffrey A. Wurst are the current members of the Audit Committee.

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

Summary Compensation Table

     Name of Individual                                                       Stock             Long-Term
   and Principal Position        Year         Salary          Bonus       Compensation (5)    Compensation
------------------------------ --------- ----------------- ------------- ------------------- ----------------

Michael Recca                    2001      $ 120,000          $     -          $     -            $  -
Chairman (1)                     2000      $ 108,000 (1)      $15,000          $     -            $  -
                                 1999      $  95,000          $     -          $     -            $  -

Franklin C. Karp (2)             2001      $ 147,000          $50,000          $     -            $  -
President                        2000      $ 138,000          $60,000          $     -            $  -
                                 1999      $ 126,000          $ 5,000          $     -            $  -

Joseph J. Calabrese (3)          2001      $ 138,000          $40,000          $     -            $  -
Executive Vice President         2000      $ 128,000          $46,000          $     -            $  -
Chief Financial Officer,         1999      $ 117,000          $ 3,750          $     -            $  -
   Treasurer and Secretary

Michael A. Beck (4)              2001      $ 123,000          $40,000          $     -            $  -
Vice President of                2000      $ 113,000          $46,000          $     -            $  -
   Operations                    1999      $ 101,000          $ 3,750          $     -            $  -

(1)--From April 1, 1998 to April 30, 2000, Mr. Recca received an annual director's fee of $95,000 at the rate of $7,917 per month, in his capacity as the Chairman of the Board of Directors of the Company. Effective May 1, 2000, Mr. Recca had been placed on the Company's payroll at an annual salary of $120,000, plus Company sponsored benefits.

(2)--Effective October 28, 2001, Mr. Karp's annual salary was increased to $155,000.

(3)--Effective October 28, 2001, Mr. Calabrese's annual salary was increased to $145,000.

(4)--Effective October 28, 2001, Mr. Beck's annual salary was increased to $130,000.

(5)--See "Stock Option Plan" for related information relating to stock option grants.

Severance Agreements

In fiscal year 2000, the Company's Board of Directors approved and the Company entered into substantially similar Amended and Restated Severance Agreements (each an "Amended Severance Agreement") with each of Michael E. Recca, Franklin
C. Karp, Joseph J. Calabrese, and Michael A. Beck, executives of the Company.

Each Amended Severance Agreement provides that in the event the executive is terminated for any reason other than for cause, as defined in the agreement, and in the event of a change in control (as defined), such as a merger, sale or disposition of assets, change in the constitution of the Board of Directors or the current Chairman, the assignment to the executive of a position inconsistent with the executive's current position or relocation of the corporate office (as defined), or in the event of a potential change in control (as defined), or disability (as defined), and within one hundred eighty (180) days from the day of one of the foregoing events the executive is terminated for reasons other than for cause or the executive terminates his employment for any reason, the respective executive shall receive, among other things:

i. a cash amount equal to the higher of: (x) the executive's base salary prior to termination or the event giving rise to the change in control, potential change in control or disability, or (y) the executive's base salary prior to the event giving rise to the executive's right to terminate his employment for any reason;

ii. a cash payment equal to the higher of: (x) twelve (12) months of the executive's highest monthly car allowance or monthly average travel reimbursement in effect within the six (6) month period immediately prior to termination or the change in control, potential change in control or disability, not to exceed twelve thousand and 00/100 ($12,000) dollars, or
     (y) twelve (12) months of the executives highest monthly car allowance or monthly average travel reimbursement in effect within the six (6) month period immediately prior to the date the executive terminates his employment for any reason, not to exceed twelve thousand and 00/100 ($12,000) dollars; and

iii. the maximum /highest benefits which the executive was receiving at any time during a two-year period prior to termination, relating to health insurance, accident insurance, long-term care, life insurance and disability, which shall continue for one (1) year beyond the date of termination of the executive's employment.

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

The Plan is administered by the Company's Compensation and Stock Option Committee ("Compensation Committee") as the Board may establish or designate. The Compensation Committee shall be comprised of not less than two members, and all of whom shall be outside directors. The members of the Compensation and Stock Option Committee are William F. Kenny III, Jeffrey A. Wurst and Fredric J. Gruder, outside directors.

The Compensation and Stock Option Committee, within the limitation of the Stock Option Plan, shall have the authority to determine the types of options to be granted, whether an Option shall be accompanied by SARS or Limited SARS, the purchase price of the shares of Common Stock covered by each Option (the "Option Price"), the persons to whom, and the time or times at which, Options shall be granted, the number of shares to be covered by each Option and the terms and provisions of the option agreements.

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

In fiscal 2001, the Company's Compensation and Stock Option Committee approved three grants of incentive stock options aggregating 262,500, to the Company's officers and outside directors, to purchase the Company's common stock at exercise prices from $.8125-$1.375 per share. The fiscal 2001 incentive stock options are exercisable immediately.

In fiscal 2000, the Company's Compensation Committee approved three grants of incentive stock options aggregating 172,500, to the Company's officers, to purchase the Company's common stock at exercise prices from $1.75-$1.925 per share. The fiscal 2000 incentive stock options are exercisable immediately.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of October 27, 2001, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

                Name and Address of                       Title        Amount and Nature of
                  Beneficial Owner                       of Class      Beneficial Ownership     Percentage
----------------------------------------------------- --------------- ------------------------ --------------

Harvey Acquisition Company LLC ("HAC")                    Common              253,932               7.7%
c/o Michael E. Recca
949 Edgewood Avenue
Pelham Manor, NY 10803

Michael E. Recca                                          Common              405,078 (1)          11.9%
949 Edgewood Avenue
Pelham Manor, NY 10803

Matthew and Alicia Larson                                 Common              196,800               6%
c/o CIBC 200 Liberty Street
New York, NY 10281

Jeffrey A. Wurst                                          Common               46,050 (6)           1.4%
c/o Ruskin, Moscou, Evans & Faltischek, PC
170 Old Country Rd.
Mineola, NY 11501-4366

William F. Kenny, III                                     Common               48,989 (2)           1.5%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Fredric J. Gruder                                         Common               42,500 (2)           1.3%
Dorsey & Whitney LLP
250 Park Ave., 16th Floor
New York, NY 10177

Franklin C. Karp                                          Common              179,500 (3)           5.2%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Joseph J. Calabrese                                       Common              151,702 (4)           4.4%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Michael A. Beck                                           Common              147,500 (4)           4.3%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Roland W. Hiemer                                          Common               77,500 (5)           2.3%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

All Directors and Officers as a group                     Common            1,098,819 (7)          27.1%
(8 Persons)

All Beneficial Owners as a group                          Common            1,295,619 (7)          31.9%

(1) Includes shares owned by HAC, of which Mr. Recca is a member and one of three managers, plus options to purchase up to 135,000 shares of the Company's Common Stock which are exercisable at an exercise price of between $.8937-$1.925 per share.

(2) Includes an option to purchase up to 40,000 shares of the Company's Common Stock, which is exercisable at an exercise price of between $.8125-$1.375 per share.

(3) Includes options to purchase up to 162,500 shares of the Company's Common Stock, which are exercisable at an exercise price of between $.8125-$.300 per share.

(4) Includes options to purchase up to 140,000 shares of the Company's Common Stock, which are exercisable at an exercise price of between $.8125-$3.00 per share.

(5) Includes options to purchase up to 75,000 shares of the Company's Common Stock, which are exercisable at an exercise price of between $.8125-$3.00 per share.

(6) Includes a warrant to purchase 15,000 shares of the Company's Common Stock, in the name of Ruskin, Moscou, Evans & Faltischek, P.C., the law firm in which Mr. Wurst is a Partner, at an exercise price of $5.00 per share. Mr. Wurst has expressly disclaimed beneficial ownership of this warrant. Also includes options to purchase up to 30,000 shares of the Company's Common Stock, which is exercisable at an exercise price of between $.8125-$1.375 per share.

(7) Includes options and warrants to purchase up to 777,500 shares of Common Stock, which are exercisable at an exercise price of between $.8125-$5.00 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership on Forms 3,4 and 5 with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended October 28, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Joseph J. Calabrese, Michael
A. Beck, Michael Recca, Roland W. Heimer and Franklin C. Karp each reported two transactions late on a Form 4, and Frederic Gruder, William F. Kenny and Jeffrey
A. Wurst each reported one transaction late on a Form 4.


Item 12. Certain Relationships and Related Transactions.

From April 1, 1998 through April 30, 2000, Mr. Recca received $7,917 per month, representing a director's fee in the annual amount of $95,000, in his capacity as the Chairman of the Board of Directors of the Company. Effective May 1, 2000, Mr. Recca was placed on the Company's payroll at an annual salary of $120,000, plus all Company sponsored benefits.

In December 2000, $23,000 was paid to Recca & Co. Inc., of which Mr. Recca is the sole shareholder. Amounts paid relate to management fees and other miscellaneous amounts from fiscal 1998.

Since January 2001, Mr. Recca has also been a principal of NorthStar Capital, LLC which is a joint venture between certian of the partners of Ruskin, Moscou, Evans and Faltischeck, P.C. ("Ruskin"), the Company's corporate counsel and Mr. Recca.

Jeffrey A. Wurst, Director, is also a Senior Partner with Ruskin. At October 27, 2001, the Company had amounts payable to Ruskin of approximately $25,000. The Company also paid legal fees to Ruskin of $64,000 and $127,000, in fiscal years 2001 and 2000, respectively.

At October 28, 2000, the Company had a receivable of approximately $45,000 due from Mr. E.H. Arnold, a member of HAC and a holder of Preferred Stock. This amount was subsequently collected by the Company in December 2000.

Dividends paid to preferred stockholders aggregated $108,000 for fiscal 2001 and $110,000 for fiscal 2000.

Effective November 1, 1998, the Company signed a consulting agreement with a previous member of its underwriter. Pursuant to the terms of the two-year agreement, the consultant received an annual fee of $75,000 for fiscal 1999. This agreement was terminated by the Company effective February 29, 2000. In August 2000, the consultant was again engaged by the Company, pursuant to a consulting agreement, at $5,000 per month. At December 15, 2000, the agreement was terminated by the Company. The consultant received fees aggregating $5,000 and $40,000 in fiscal years 2001 and 2000, respectively.

Item 13. Exhibits and Reports on Form 8-K.

(a)--The following exhibits are hereby incorporated by reference from the corresponding exhibits filed under the Company's Form SB-2 under Commission File #333--42121:

Exhibit
Number                   Description
------                   -----------
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

10.6--Loan and Security Agreement, Master Note and Trademark Security Agreement with Paragon Capital L.L.C.

(ii) The following exhibits are hereby incorporated by reference from Exhibit A filed as part of the registrant's Form 8-K dated November 3, 1997:

2.1.1--Restated Modified Amended Joint and Substantially Consolidated Plan of
       Reorganization of Harvey Electronics, Inc.

2.1.2--Order dated November 13, 1996 Confirming Plan of Reorganization

(iii)The following exhibits are hereby incorporated by reference from Item 7 filed as part of the registrant's Form 8-K dated April 7, 1998:

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

10.01--Bang & Olufsen America, Inc. Termination Letter dated September 7, 1998

10.02--Bang & Olufsen America, Inc. New Agreement Letter dated October 8, 1998

10.03--Agreement with Thornwater regarding termination of agreements and lock-up amendments dated October 31, 1998

(v) The following exhibits are hereto incorporated by reference to the Company's Form 10KSB dated October 31, 1998:

10.5.7--Lease Agreement with Martin Goldbaum and Sally Goldbaum

10.5.8--Lease Agreement with Bender Realty

10.7--Surrender of Lease with 873 Broadway Associates

10.8--Contract of Sale with Martin Goldbaum, Sally Goldbaum, the Sound Mill,
      Inc. and Loriel Custom Audio Video Corp.

10.9--License Agreement with ABC Home Furnishings, Inc.

(vii)The following exhibits are hereto incorporated by reference to the Company's Form 10KSB dated October 28, 2000:

10.2.5--Severance Agreement between the Company and Michael E. Recca

10.2.6--Amended and Restated Severance Agreement between the Company and Franklin C. Karp

10.2.7--Amended and Restated Severance Agreement between the Company and Joseph
        J. Calabrese

10.2.8--Amended and Restated Severance Agreement between the Company and
        Michael A. Beck

10.5.9--Sublease Agreement between the Company and Bang & Olufsen America, Inc.

10.6--Lease Agreement between the Company and WSG Eatontown LP

10.6.1--Lease Modification Agreement between the Company and WSG Eatontown LP

10.6.2--Renewal of License Agreement with ABC Home Furnishings, Inc.

10.10--Repurchase Agreement between the Company, Bang & Olufsen America, Inc.
       and Paragon Capital, L.L.C.

10.11--Addendum to Repurchase Agreement between the Company, Bang & Olufsen
       America, Inc. and Paragon Capital, L.L.C.

10.12--Second Amendment to Loan and Security Agreement with Paragon Capital,
       L.L.C.

10.13--Third Amendment to Loan and Security Agreement with Paragon Capital,
       L.L.C.

10.14--Consulting Agreement with Mesa Partners Inc.

10.15--Addendum to Consulting Agreement with Mesa Partners, Inc.

10.16--Warrant to purchase 15,000 shares of the Company's common stock, issued to Mesa Partners, Inc.

10.17--Investor relations agreement with Porter, LeVay & Rose

(viii) The following exhibits are annexed hereto:

10.6.3--Modification of Lease between the Company and Service Realty Company

10.6.4--First Amendment of Lease between the Company and 205 Associates

23.--Consent of Ernst & Young LLP

(b)--Reports on Form 8-K

     None.


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

Dated: January 25, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

             Signature                                     Title                                Date
------------------------------------- ------------------------------------------------- ---------------------

/s/ Franklin C. Karp                  President and Director                            January 25, 2002
-------------------------------------
    Franklin C. Karp

/s/ Joseph J. Calabrese               Executive Vice President, Chief Financial         January 25, 2002
-------------------------------------
    Joseph J. Calabrese               Officer, Treasurer, Secretary and Director


/s/ Michael E. Recca                  Chairman and Director
-------------------------------------
    Michael E. Recca

/s/ William F. Kenny, III             Director
-------------------------------------
    William F. Kenny, III

/s/ Fredric J. Gruder                 Director
-------------------------------------
    Fredric J. Gruder

/s/ Jeffrey A. Wurst                  Director
-------------------------------------
    Jeffrey A. Wurst




Item 7. Financial Statements.

                            Harvey Electronics, Inc.

                          Index to Financial Statements





Report of Independent Auditors.....................................................................    F-2

Balance Sheet--October 27, 2001....................................................................    F-3

Statements of Operations--Fiscal years ended
   October 27, 2001 and October 28, 2000...........................................................    F-4

Statements of Shareholders' Equity--Fiscal years ended
   October 27, 2001 and October 28, 2000...........................................................    F-5

Statements of Cash Flows--Fiscal years ended
   October 27, 2001 and October 28, 2000...........................................................    F-6

Notes to Financial Statements......................................................................    F-7

                         Report of Independent Auditors

Shareholders and Board of Directors
Harvey Electronics, Inc.

We have audited the accompanying balance sheet of Harvey Electronics, Inc. as of October 27, 2001 and the related statements of operations, shareholders' equity, and cash flows for the years ended October 27, 2001 and October 28, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvey Electronics, Inc. at October 27, 2001, and the results of its operations and its cash flows for the years ended October 27, 2001 and October 28, 2000, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ Ernst & Young LLP



Melville, New York
December 28, 2001



                            Harvey Electronics, Inc.

                                  Balance Sheet

                                October 27, 2001

Assets
Current assets:
   Cash and cash equivalents                                                                   $     28,336
   Accounts receivable, less allowance of $25,000                                                   578,905
   Inventories                                                                                    6,709,125
   Prepaid expenses and other current assets                                                        214,270
                                                                                             ----------------
Total current assets                                                                              7,530,636
Property and equipment:
   Leasehold improvements                                                                         3,194,392
   Furniture, fixtures and equipment                                                              1,799,369
   Internet website                                                                                 415,630
                                                                                             ----------------
                                                                                                  5,409,391
   Less accumulated depreciation and amortization                                                 1,981,683
                                                                                             ----------------
                                                                                                  3,427,708
Equipment under capital leases, less accumulated amortization of $377,131                           119,365
Cost in excess of net assets acquired, less accumulated amortization of $19,000                     131,000
Reorganization value in excess of amounts allocable to identifiable assets,
   less accumulated amortization of $324,023                                                      1,164,440
Other assets, less accumulated amortization of $111,347                                             354,051
                                                                                             ----------------
Total assets                                                                                   $ 12,727,200
                                                                                             ================

Liabilities and shareholders' equity Current liabilities:
   Revolving line of credit facility                                                           $  3,442,020
   Trade accounts payable                                                                         2,823,781
   Accrued expenses and other current liabilities                                                 2,555,242
   Income taxes                                                                                      28,200
   Cumulative preferred stock dividends payable                                                      24,792
   Current portion of long-term debt                                                                 21,985
   Current portion of capital lease obligations                                                      50,921
                                                                                             ----------------
Total current liabilities                                                                         8,946,941

Long-term liabilities:
   Capital lease obligations                                                                          5,265
   Deferred rent                                                                                    154,660
                                                                                             ----------------
                                                                                                    159,925
Commitments and contingencies

Shareholders' equity:
   8-1/2% Cumulative Convertible preferred stock, par value $1,000 per share;
     authorized 10,000 shares; issued and outstanding 875 shares (aggregate liquidation
     preference--$875,000)                                                                           402,037
   Common Stock, par value $.01 per share; authorized 10,000,000 shares;
     issued and outstanding 3,282,833 shares                                                         32,828
   Additional paid-in capital                                                                     7,579,667
   Accumulated deficit                                                                           (4,394,198)
                                                                                             ----------------
Total shareholders' equity                                                                        3,620,334
                                                                                             ----------------
Total liabilities and shareholders' equity                                                     $ 12,727,200
                                                                                             ================

See notes to financial statements.


                            Harvey Electronics, Inc.

                            Statements of Operations

                                                                              Fiscal Years Ended
                                                                   October 27, 2001      October 28, 2000
                                                                  -------------------- ----------------------

Net sales                                                                $36,687,206          $34,355,415
Interest and other income                                                     82,917               33,519
                                                                  -------------------- ----------------------
                                                                          36,770,123           34,388,934
                                                                  -------------------- ----------------------

Cost of sales                                                             22,552,054           20,813,396
Selling, general and administrative expenses                              15,128,410           12,856,155
Interest expense                                                             339,894              217,724
                                                                  -------------------- ----------------------
                                                                          38,020,358           33,887,275
                                                                  -------------------- ----------------------

(Loss) income before income taxes                                         (1,250,235)             501,659
Income taxes                                                                       -              185,000
                                                                  -------------------- ----------------------
Net (loss) income                                                         (1,250,235)             316,659

Preferred Stock dividend requirement                                          74,376               74,376
                                                                  -------------------- ----------------------
Net (loss) income applicable to Common Stock                             $(1,324,611)            $242,283
                                                                  ==================== ======================

Net (loss) income per common share applicable
 to common shareholders:
     Basic                                                                    $(0.40)               $0.07
                                                                  ==================== ======================
     Diluted                                                                  $(0.40)               $0.07
                                                                  ==================== ======================

Shares used in the calculation of net (loss) income
 per common share:
     Basic                                                                 3,282,833            3,282,833
                                                                  ==================== ======================
     Diluted                                                               3,282,833            3,346,307
                                                                  ==================== ======================



See notes to financial statements.


                            Harvey Electronics, Inc.

                       Statements of Shareholders' Equity



                                                                                                                 Additional
                                                             Preferred Stock              Common Stock             Paid-in
                                                           Shares       Amount        Shares        Amount         Capital
                                                        -----------------------------------------------------------------------

Balance at October 30, 1999                                 875        $ 402,037     3,282,833      $32,828      $7,481,667
  Net income for the year                                  -                   -             -            -               -
  Preferred Stock dividend                                    -                -             -            -               -
                                                        -----------------------------------------------------------------------
Balance at October 28, 2000                                 875          402,037     3,282,833       32,828       7,481,667
  Net loss for the year                                    -                   -             -            -               -
  Recorded value of Common Stock warrants granted             -                -             -            -          98,000
  Preferred Stock dividend                                    -                -             -            -               -
                                                        -----------------------------------------------------------------------
Balance at October 27, 2001                                 875        $ 402,037     3,282,833      $32,828      $7,579,667
                                                        =======================================================================


                                                                                   Total
                                                              Accumulated      Shareholders'
                                                                Deficit           Equity
                                                        ---------------------------------------

Balance at October 30, 1999                                   $(3,311,870)      $ 4,604,662
  Net income for the year                                         316,659           316,659
  Preferred Stock dividend                                        (74,376)          (74,376)
                                                        ---------------------------------------
Balance at October 28, 2000                                    (3,069,587)        4,846,945
  Net loss for the year                                        (1,250,235)       (1,250,235)
  Recorded value of Common Stock warrants granted                       -            98,000
  Preferred Stock dividend                                        (74,376)          (74,376)
                                                        ---------------------------------------
Balance at October 27, 2001                                   $(4,394,198)      $ 3,620,334
                                                        =======================================

-------------------------------------


See notes to financial statements.





                            Harvey Electronics, Inc.

                            Statements of Cash Flows

                                                                                    Fiscal Years Ended
                                                                              October 27,       October 28,
                                                                                  2001              2000
                                                                            ----------------- -----------------
Operating activities
Net (loss) income                                                             $  (1,250,235)   $      316,659
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                                  989,055           647,064
     Income tax equivalent provision                                                      -           160,000
     Straight-line impact of rent escalations                                       (21,556)          (22,867)
     Consulting fees                                                                  3,516            10,000
     Miscellaneous                                                                   (8,980)          (12,667)
     Changes in operating assets and liabilities:
       Accounts receivable                                                         (105,808)          (24,040)
       Note receivable--previous member of Underwriter                                     -            54,914
       Inventories                                                                 (168,729)       (1,341,791)
       Prepaid expenses and other current assets                                     (8,708)          179,863
       Trade accounts payable                                                       (95,782)          976,338
       Accrued expenses, other current liabilities and income taxes
                                                                                    403,863           851,531
                                                                            ----------------- -----------------
Net cash (used in) provided by operating activities                                (263,364)        1,795,004

Investing activities
Purchases of property and equipment excluding Internet
   website development                                                           (1,661,398)         (688,550)
Internet website development                                                        (73,032)         (342,598)
Purchase of other assets                                                               (563)          (53,927)
Note receivable--officer                                                               7,500             7,500
                                                                            ----------------- -----------------
Net cash used in investing activities                                            (1,727,493)       (1,077,575)
                                                                            ----------------- -----------------

Financing activities
Net proceeds (payments) proceeds from revolving credit facility                   2,374,311          (409,894)
Commitment fee from increased revolving credit facility                             (75,000)                -
Preferred Stock dividends paid                                                     (107,603)         (110,206)
Principal payment on note payable                                                   (10,374)                -
Principal payments on capital lease obligations                                    (197,514)         (185,903)
                                                                            ----------------- -----------------
Net cash provided by (used in) financing activities                               1,983,820          (706,003)
                                                                            ----------------- -----------------
(Decrease) increase in cash and cash equivalents                                     (7,037)           11,426
Cash and cash equivalents at beginning of year                                       35,373            23,947
                                                                            ----------------- -----------------
Cash and cash equivalents at end of year                                      $      28,336    $       35,373
                                                                            ================= =================

Supplement cash flow information
Interest paid                                                                 $     302,000    $      247,000
                                                                            ================= =================
Taxes paid                                                                    $      17,000    $       11,000
                                                                            ================= =================

See notes to financial statements.



                            Harvey Electronics, Inc.

                          Notes to Financial Statements

                                October 27, 2001


1. Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company is a specialty retailer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Revenues from retail sales are recognized at the time goods are delivered to the customer or, for certain installation services, when such services are performed and accepted by the customer. The Company's fiscal year ends the Saturday closest to October 31. The fiscal years ended October 27, 2001 and October 28, 2000 each consist of 52 weeks.

The Company's net loss for the fiscal year ended October 27, 2001 was approximately $1,250,000 as compared to net income of approximately $317,000 for the fiscal year ended October 28, 2001. At October 27, 2001, the Company also had an accumulated deficit of approximately $4,394,000 and a working capital deficiency of approximately $1,416,000. The net loss for fiscal 2001 included the impact on sales resulting from the events of September 11, 2001, operating losses and pre-opening expenses associated with two new stores, one opened in October 2000 and one opened in April 2001, and operating losses related to the Company's new website which was launched in October 2000. In addition, the Company made capitalized expenditures of approximately $1,734,000 during fiscal 2001, related primarily to its retail store expansion, renovation and capitalized website assets, which it financed with borrowings under its revolving line of credit facility. At October 27, 2001, the Company's outstanding balance on its three-year revolving line of credit facility (approximately $3,442,000) was classified as a current liability in accordance with Emerging Issues Task Force ("EITF") 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement" (see Note 2).

The Company's ability to maintain a satisfactory level of working capital during fiscal 2002 depends on its ability to increase revenue, reduce costs, and obtain additional financing, if needed. The Company's current revolving line of credit facility (see Note 2) provides for borrowings up to $7 million and expires on November 30, 2003. Borrowings bear interest at one percent over the prime rate with a minimum interest rate of 6.5% for fiscal 2002. As of December 28, 2001, the Company had outstanding $2,065,000 under this revolving line of credit facility and had approximately $3,400,000 available to borrow under this credit facility.

The Company's management believes that cash flows from operations, existing cash and cash equivalents, and the additional ability to borrow from its revolving line of credit facility will be sufficient to meet the Company's currently anticipated working capital requirements for the next 12 months.

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," when impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment loss recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value. No such impairment exists at October 27, 2001. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method
of  accounting  for  employee  stock-based  transactions.   Companies  also are
permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," as the Company has elected to do, but are required to disclose in the financial statement footnotes, pro forma net income and per share amounts as if the Company had applied the new method of accounting for all grants made since 1996. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company follows the disclosure requirements of SFAS No. 123 (see Note 4).

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

Internet Website

The Company follows the provisions EITF 00-2, "Accounting for Website Development Costs", which provides guidance or how an entity should account for website development costs. In accordance with EITF 00-2, costs incurred in the website application and infrastructure development stage relating to the acquisition or development of software or the development of graphics for internal use, should be accounted for under the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and capitalized. As such, and in accordance with SOP 98-1, the Company capitalized approximately $73,000 and $343,000 for fiscal years 2001 and 2000, respectively, relating to the development of their website. These costs are being amortized on a straight-line basis over a period of one to three years.

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

(Loss) Income Per Share

Basic and diluted (loss) income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted (loss) income per common share for the fiscal years ended October 27, 2001 and October 28, 2000 were computed based on the weighted-average number of common shares outstanding. No common equivalent shares relating to stock options or warrants were included in the weighted average number of shares outstanding for the basic or diluted loss per share computation for fiscal year 2001 as their effect was anti-dilutive. For fiscal 2000, common equivalent shares relating to stock options aggregating 63,474 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. Options and warrants aggregating 3,361,233 for fiscal 2001 and 2,240,600 for fiscal 2000, were excluded from the computation as their effect would have been antidilutive. Common shares issuable upon the conversion of preferred stock were not considered since theyanti-dilutive.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, revolving line of credit facility, accounts payable and accrued liabilities approximate their fair values principally because of the short-term nature of these items.

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

Advertising Expense

In accordance with SOP 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the years ended October 27, 2001 and October 28, 2000 was approximately $1,206,000 and $934,000, respectively. Prepaid advertising for print advertisements not run and broadcast advertisements not aired at October 27, 2001 and October 28, 2000 was approximately $53,000 and $69,000, respectively.

Reorganization Value and Fresh Start Reporting

The Company adopted Fresh Start Reporting in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," when it emerged from a Chapter 11 proceeding on December 26, 1996. At that time, Fresh Start Reporting resulted in changes to the balance sheet, including valuation of assets and liabilities at fair market value, elimination of the accumulated deficit and valuation of equity based on the reorganization value of the ongoing business.

The reorganization value of the Company was determined based on the consideration received from Harvey Acquisition Company LLC. (HAC) to obtain its principal ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock (see Note 5). Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity Capital Partners, L.P., a pre-reorganization subordinated secured debtholder, as authorized by the Court, for an approved finders fee. The excess of the reorganization value over the fair value of net assets and liabilities ($1,164,440, net of amortization at October 27, 2001) is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and is being amortized over a 25-year period. Amortization expense of $60,000 and $66,000 was recorded for fiscal years 2001 and 2000, respectively.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company appropriately adopted the provisions of SAB No. 101 in the fourth quarter of fiscal 2001 and the effect of the adoption of the Company's financial statements was immaterial.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. In addition, Statement 141, eliminates the pooling-of-interest method of accounting for business combinations. The Company will adopt SFAS No. 141 and 142 beginning in the first quarter of fiscal 2003. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 27, 2002. Management has not yet determined what impact these new pronouncements will have on the Company's financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No 30, "Reporting the Results of Operations," for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of October 27, 2002, the first day of fiscal 2003, and management does not expect the adoption of SFAS No. 144 to have a material effect on the Company's financial position and results of operations.

2. Amendments and Extension of Revolving Line of Credit Facility

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C., currently Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company could borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory.

On July 7, 2000, the Company entered into a Second Amendment to its revolving line of credit facility ("Amended Agreement") with Wells Fargo. The Amended Agreement includes a three-year extension enabling the Company to borrow up to $3,500,000 based upon a lending formula calculated on eligible inventory, as defined. The interest rate on borrowings up to $2.5 million was reduced to three quarters of 1% (.75%) over the prime rate. The rate charged on outstanding balances over $2.5 million was also reduced to 1% above the prime rate. Additionally, the Amended Agreement provides for an annual facility fee of $17,500 and reduced maintenance fees of $1,500 per month.

In December 2000, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined, and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was fixed at one percent (1%) over the prime rate (6.5% at October 27, 2001) with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate will be reduced to 6.5% and will be in effect throughout fiscal 2002. Prepayment fees also exist under the Third Amended Agreement. A commitment fee of $75,000 (being amortized over the three years) was also paid by the Company on December 29, 2000. The balance outstanding under the revolving line of credit facility at October 27, 2001 was $3,442,020 and is presented as a current liability in accordance with EITF 95-22 (See Note 1).

Wells Fargo has a senior security interest in all of the Company's assets. The amended line of credit facility provides Wells Fargo with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). The line of credit facility also contains certain financial covenants. The Company did not meet a certain covenant at October 27, 2001 and it received a waiver from Wells Fargo.

In connection with the Third Amended Agreement, Wells Fargo received an additional warrant to purchase 100,000 shares of the Company's common stock, subject to adjustment, which is currently exercisable at a price of $2.00 per share and expires November 30, 2003. Wells Fargo also received an extension of an existing warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and also expires November 30, 2003. In accordance with EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded the fair value of the warrants ($75,000) in December 2000 (included in Other Assets in the accompanying balance sheet), which is being amortized over a three-year period.

3. Sale of Common Stock and Warrants in Public Offering

In April 1998, the Company completed an issuance of its common stock and common stock warrants in a public offering (the "Offering"). The Offering was co-managed by The Thornwater Company, L.P. (the "Underwriter") which sold 1,200,000 shares of the Company's common stock, of which 1,025,000 shares were sold by the Company and 175,000 shares were sold by HAC, and 2,104,500 of Warrants ("Warrants") to acquire additional shares of the Company's common stock. The net proceeds from the Offering, which approximated $4.1 million, were used to temporarily repay amounts borrowed under the Wells Fargo credit facility (approximately $2.3 million) and to retire the principal ($350,000) and interest ($48,000) of a term loan, with the balance of the proceeds used to open three new retail stores and for general working capital purposes.

Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price for a period of three-years expiring on March 31, 2003. The Warrants also are redeemable (at $.10 per warrant) at the Company's option, beginning March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share or $7.50 per share.

4. Stock-Based Compensation

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

In fiscal 2001, the Company's Compensation and Stock Option Committee approved three grants of incentive stock options aggregating 262,500, to the Company's officers and outside directors, to purchase the Company's common stock at exercise prices from $.8125-$1.375 per share. The fiscal 2001 incentive stock options are exercisable immediately.

In fiscal 2000, the Company's Compensation and Stock Option Committee of the Board of Directors ("Compensation Committee") approved three grants of incentive stock options aggregating 172,500, to the Company's officers, to purchase the Company's common stock at exercise prices from $1.75-$1.925 per share. The fiscal 2000 incentive stock options are exercisable immediately.

In fiscal 2001 and 2000, the Company reserved 262,500 and 172,500 shares of common stock, respectively, for issuance in connection with stock options. The following table summarizes activity in stock options during fiscal 2001 and 2000:

                                                                                             Weighted-
                                              Shares            Shares Under Option           Average
                                                          --------------------------------
                                          Available for     Option Price      Number of       Exercise
                                             Granting        per Share         Shares          Price
                                          --------------- ----------------- -------------- ---------------

   Balance at October 30, 1999                 4,600                            362,900        $1.65
      2000 Stock option grants               172,500
      Granted--March 1, 2001                 (57,500)          $1.75             57,500        $1.50
      Granted--July 3, 2001                  (57,500)          $1.86             57,500        $1.86
      Granted--July 28, 2001                  (57,500)      $1.75-$1.925         57,500        $1.79
      Forfeited                               10,450        $1.00-$2.00         (10,450)       $1.02
                                          ---------------                   --------------
                                          ---------------                   --------------
   Balance at October 28, 2000                15,050                            524,950        $1.68
      2001 Stock option grants               262,500
      Granted--November 29, 2000              (45,000)          $1.375            45,000       $1.375
      Granted--December 28, 2000             (102,500)      $.8125-$.8937        102,500       $  .82
      Granted--March 12, 2001                (115,000)      $.9375-$1.0313       115,000       $  .96
      Forfeited                                2,175         $1.00-$3.00          (2,175)      $ 2.13
                                          ---------------                   --------------
                                          ---------------                   --------------
   Balance at October 27, 2001                17,225                            785,275        $1.44
                                          ===============                   ==============

At October 27, 2001 and October 28, 2000, all outstanding options are exercisable. The weighted-average fair value of options granted during the fiscal years ended October 27, 2001 and October 28, 2000 was $.76 and $1.43, respectively.

Exercise prices for options outstanding as of October 27, 2001, are as follows:

                                                                              Weighted-
                                Number of                                      Average
                                 Options                Options               Remaining
       Range of              Outstanding at         Exercisable at        Contrtactual Life
    Exercise Price              Year End              End of Year              in Years
------------------------ ---------------------- ---------------------- ----------------------

        $.8125                    90,000                 90,000                   10
        $.8937                    12,500                 12,500                   10
        $.9375                    90,000                 90,000                   10
         $1.00                    63,125                 63,125                    7
        $1.0313                   25,000                 25,000                   10
        $1.375                    45,000                 45,000                   10
         $1.50                   222,500                222,500                    8
         $1.75                   102,500                102,500                    9
         $1.86                    57,500                 57,500                    9
        $1.925                    12,500                 12,500                    9
         $2.00                     5,650                  5,650                    6
         $3.00                    59,000                 59,000                    6
                         ---------------------- ----------------------
                                 785,275                785,275                    9
                         ====================== ======================

At October 27, 2001, the Company has reserved approximately 3,576,000 shares of common stock for issuance under common stock options, warrants and preferred stock.

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

Pro forma information regarding net (loss) income and net loss per share (basic and diluted) is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its stock options granted under the fair value of that statement.

The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following assumptions for fiscal years 2001 and 2000: risk-free interest rate ranging from 4.88%-5.47% and 6.20%-6.36%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of $0.938 and $0.897, respectively; and a weighted-average expected life of the options of 7 years and 6.57 years, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for fiscal year 2001 and 2000 are as follows:

                                                                     2001               2000
                                                              ------------------- ------------------

Pro forma net (loss) income                                    $   (1,475,000)      $      49,000
Pro forma net loss attributable to common stock                $   (1,549,000)      $     (25,000)
Pro forma basic and diluted loss per share                     $         (.47)      $        (.01)

5. 8.5% Cumulative Convertible Preferred Stock

The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors, in whole or in part, at face value plus any accrued dividends. The carrying value of the Preferred Stock is $402,037 at October 27, 2001.

In the event of liquidation of the Company, the holders of the Preferred Stock shall receive preferential rights and shall be entitled to receive an aggregate liquidation preference of $875,000 plus any outstanding dividends, prior to any distributions to common shareholders. The holders of the Preferred Stock shall receive a semiannual 8.5% cumulative dividend ($85 per share or $74,376 annually), payable on the last business day in June and December. The Company had elected to defer the fiscal 1997 dividends, at a preference rate of $105 per share annually ($91,875) plus interest at 8.5% per annum over a three-year period. All installments relating to the 1997 dividends have been paid by the Company as of October 27, 2001.

Commencing on January 1, 2001, the Preferred Stock is convertible at $1.2333 or 709,479 shares of common stock (calculated from the average closing price of the Company's Common Stock for the preceding 45-day trading period). No shares of preferred stock have been converted to date.

The Preferred Stock originally contained a mandatory redemption feature. In December 1997, the redemption feature was eliminated and the holders of the Preferred Stock received 36,458 Warrants to purchase shares of common stock (valued at approximately $6,000) with terms equivalent to the Warrants granted during the Offering (see Note 3). The balance sheet at October 27, 2001 has been presented to reflect the Preferred Stock as part of shareholders' equity as a result of the eliminated redemption feature.

Cumulative Preferred Stock dividends payable of $24,792 are outstanding and classified as a current liability at October 27, 2001. Dividends aggregating $74,376 were recorded as a charge to accumulated deficit at October 27, 2001.

6. Income Taxes

Fresh Start Accounting requires the Company to report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. The current and future year benefit related to the carryforward is not reflected in net income, but instead is recorded as an adjustment to reorganization value in excess of amounts allocable to identifiable assets. There was no provision (benefit) for income taxes during the year ended October 27, 2001. During the year ended October 28, 2000, the income tax equivalent provision and the associated adjustment to reorganization value amounted to $160,000. The income tax equivalent provision did not affect the Company's tax liability.

The provision for income taxes for the year ended October 28, 2000 consists of the following:

Current:
Federal                                                     $    13,500
State                                                            11,500
Equivalent tax expense                                          160,000
                                                           ----------------
                                                                185,000
Deferred                                                              -
                                                           ----------------
                                                              $ 185,000
                                                           ================

The effective income tax rate differed from the Federal statutory rate as follows:

                                                           Year ended                Year ended
                                                        October 27, 2001          October 28, 2000
                                                    ------------------------- --------------------------
                                                      Amount          %          Amount          %
                                                    ------------ ------------ ------------- ------------
Federal income tax provision (benefit) at
   statutory rate                                    $(425,000)    (34.0%)     $171,000       34.0%
State income taxes, net of Federal benefit             (55,000)     (4.4)        47,400        9.5
Nondeductible reorganization amortization               20,000       1.6         22,400        4.5
Operating losses not currently deductible              453,000      36.2              -          -
Other, net                                               7,000        .6         11,500        2.4
Benefit from post reorganization temporary
   differences on tax equivalent provision                   -       -          (67,300)     (13.4)
                                                    ------------ ------------ ------------- ------------
                                                    $        -       0%        $ 185,000      36.9%
                                                    ============ ============ ============= ============

The Company has deferred tax assets and deferred tax liabilities as presented in the table below. The net deferred tax assets are subject to a valuation allowance, which was approximately $1,886,000 and $1,483,000 at October 27, 2001 and October 28, 2000, respectively.

Deferred tax assets and liabilities as of October 27, 2001 and October 28, 2000 prior to the allocation of the valuation allowance consisted of the following:

                                                        October 27, 2001
                                                        -----------------

Pre-reorganization net operating loss carryforwards      $      442,000
Pre-reorganization deductible temporary differences              77,000
Pre-reorganization tax credits                                   53,000
Post-reorganization net operating loss carryforwards            981,000
Deferred rent                                                    16,000
Expenses not currently deductible                                33,000
Inventories                                                      98,000
Depreciable assets                                              270,000
Tax credits                                                       2,000
                                                        -----------------
Total deferred tax assets                                     1,972,000

Website development costs                                       (81,000)
Intangible assets                                                (5,000)
                                                        -----------------
Total deferred tax liabilities                                  (86,000)

Net                                                           1,886,000

Valuation allowance                                          (1,886,000)
                                                        -----------------
Total                                                    $            -
                                                        =================

At October 27, 2001, the Company has available net operating loss carryforwards of approximately $3,600,000 which expire in various years through fiscal 2021. Of this amount, approximately $1,200,000 relates to pre-reorganization net operating loss carryforwards. Under section 382 of the IRS code, it is estimated that these pre-reorganization net operating loss carryforwards and other pre-reorganization tax attributes will be limited to approximately $150,000 per year.

7. Pension and Profit Sharing Plan

The Company maintains the Harvey Electronics, Inc. Savings and Investment Plan (the "Plan") which includes profit sharing, defined contribution and 401(k) provisions and is available to all eligible employees of the Company. There were no contributions to the Plan for fiscal 2001 and 2000.

8. Commitments and Contingencies

Commitments

The Company's financial statements reflect the accounting for equipment leases as capital leases by recording the asset and the related liability for the lease obligation. Capital lease additions of approximately $99,000 and $241,000 were recorded during fiscal 2001 and 2000, respectively. The Company leases stores and warehouse facilities under operating leases which provide, in certain cases, for payment of additional rentals based on a percentage of sales over a fixed amount. Future minimum rental commitments, by year and in the aggregate, for equipment under capital and noncancelable operating leases with initial or remaining terms of one-year or more consisted of the following at October 27, 2001:

                                                              Operating Leases          Capital
                                                                                        Leases
                                                            --------------------- --------------------
Fiscal 2002                                                   $   2,216,000           $   52,000
Fiscal 2003                                                       2,128,000                6,000
Fiscal 2004                                                       1,712,000                    -
Fiscal 2005                                                       1,428,000                    -
Fiscal 2006                                                         779,000                    -
Thereafter                                                        1,588,000                    -
                                                            ------------------------------------------
Total minimum lease payments                                  $   9,851,000               58,000
                                                            =====================
Less amount representing interest                                                          2,000
                                                                                  --------------------
Present value of net minimum lease payments                                               56,000
Less current portion                                                                      51,000
                                                                                  --------------------
                                                                                      $    5,000
                                                                                  ====================


Total rental expense for operating leases was approximately $2,535,000 and $2,123,000 for fiscal years 2001 and 2000, respectively. Certain leases provide for the payment of insurance, maintenance charges, electric and taxes and contain renewal options.

Contingencies

The Company is a party in certain legal actions which arose in the normal course of business. The outcome of these legal actions, in the opinion of management, will not have a material effect on the Company's financial position, results of operations or liquidity.

9. Other Information

Accrued Expenses and Other Current Liabilities
                                                    October 28,
                                                       2001
                                                --------------------

Payroll and payroll related items                 $     397,000
Accrued professional fees                               167,000
Customer deposits                                     1,522,000
Sales taxes                                             129,000
Accrued occupancy                                       156,000
Accrued bonuses                                          66,000
Other                                                   118,000
                                                --------------------
                                                  $   2,555,000
                                                ====================

Consulting Agreements

On March 20, 2001, the Company engaged Mesa Partners, Inc. ("Mesa") under a consulting agreement. Mesa was engaged to provide consulting services relating to the integration of computer networks, entertainment systems and other related services. In connection with the consulting agreement with Mesa, and a related addendum dated April 26, 2001, the Company issued a warrant to purchase 15,000 shares of the Company's common stock, exercisable at any time at $3.00 per share. The warrant has a three-year term and was issued as partial compensation for services rendered by Mesa. The fair value of the warrant of approximately $8,000, was amortized to expense in fiscal 2001 as the Company elected to terminate this agreement effective June 20, 2001. Additionally, as was required by the consulting agreement, Mesa was paid a fee of $20,000 a month plus related expenses. For fiscal 2001, the Company recorded consulting fees of approximately $70,000 relating to Mesa.

Effective November 1, 1998, the Company signed a consulting agreement with a previous member of its underwriter. Pursuant to the terms of the two-year agreement, the consultant received an annual fee of $75,000 for fiscal 1999. This agreement was terminated by the Company effective February 29, 2000. In August 2000, the consultant was again engaged by the Company, pursuant to a consulting agreement, at $5,000 per month. At December 15, 2000, the agreement was terminated by the Company. The consultant received fees aggregating $5,000 and $40,000 in fiscal years 2001 and 2000, respectively.

Investor Relations Advisor

On March 15, 2001, the Company engaged Porter, LeVay & Rose ("PL&R") as its investor relations advisor. In connection with the agreement, the Company is required to and will issue a warrant to purchase 60,000 shares of the Company's common stock, exercisable immediately at various exercise prices ranging from $1.25-$2.50. The warrant's fair value of approximately $15,000 is being amortized to expense over the period of time that services are rendered by PL&R. Additionally, the Company pays PL&R a $5,000 monthly fee for its services. For the year ended October 27, 2001, the Company recorded an investor relations expense of $54,000, relating to PL&R.

Fourth Quarter Adjustments

The fourth quarter of fiscal 2000 included pre-operating expenses of $125,0000 relating to the opening of the Company's Bang & Olufsen store in Greenwich, CT and the October 2000 launch of the Company's new website. In the fourth quarter of fiscal 2000, the Company also recorded occupancy expense of $90,000 relating to additional rent, which was contingent upon actual sales levels achieved for one of the Company's retail stores. Additionally, the fourth quarter of fiscal 2000 included incentive bonuses of approximately $125,000.

Other

During fiscal year 2001, $23,000 was paid to a company affiliated with the Company's Chairman of the Board of Directors relating primarily to management fees from fiscal 1998. Additionally, the Chairman of the Board of Directors is also a principal in a company which is a joint venture with a law firm providing legal services to the Company.

A Director of the Company also is a Senior Partner in a law firm providing the Company with legal services. At October 27, 2001, the Company had $25,000 payable to this law firm. The Company paid legal fees to this law firm of approximately $64,000 and $127,000 in fiscal years 2001 and 2000, respectively.

At October 27, 2001, the Company recorded a note payable to a real estate broker of approximately $22,000 classified as a current liability.

10. Retail Store Expansion

The Company opened a new 1,600 square foot Bang & Olufsen branded store in Greenwich, Connecticut, in October 2000. Since this time, results of operations from this new store have been included in the Company's results of operations.

During fiscal year 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. This new store opened in April 2001. Pre-opening expenses and results of operations from this new store have been included in the Company's results of operations for the year ended October 27, 2001. This is the Company's ninth store and is the fifth opened since its public offering, completed in April 1998.