Form 10-Q
period 2002-01-26
HARVEY ELECTRONICS INC
filed 2002-03-12
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 26, 2002

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to                .
                                       ---------------    ---------------

                          Commission File Number 1-4626
                                                 ------

                            Harvey Electronics, Inc.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

           New York                                     13-1534671
--------------------------------           -----------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                 205 Chubb Avenue, Lyndhurst, New Jersey, 07071
      ---------------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                  201-842-0078
      ---------------------------------------------------------------------
                         (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

As of March 12, 2002, 3,282,833 shares of the registrant's common stock, par value $.01 per share, were outstanding.


                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX


PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page No.

              Statements of Operations (Unaudited) - Thirteen weeks ended
                January 26, 2002 and January 27, 2001.................................................  3

              Balance Sheets - January 26, 2002 (Unaudited) and October 27,
                2001..................................................................................  4

              Statement of Shareholders' Equity (Unaudited) - Thirteen weeks ended January 26, 2002 ...............................................................  5

              Statements of Cash Flows (Unaudited) - Thirteen weeks ended
                January 26, 2002 and January 27, 2001.................................................  6

              Notes to Financial Statements (Unaudited)...............................................  7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations ................................................................  11


PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K .......................................................  17

Signatures ...........................................................................................  17


Part I Financial Information
Item I. Financial Statements

                            Harvey Electronics, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                    Thirteen       Thirteen
                                                   Weeks Ended    Weeks Ended
                                                   January 26,    January 27,
                                                      2002            2001
                                                  ----------------------------
Net sales                                         $12,420,559     $11,556,469
Interest and other income                              13,366          10,857
                                                  ----------------------------
                                                   12,433,925      11,567,326
                                                  ----------------------------

Cost of sales                                       7,540,199       7,044,728
Selling, general and administrative expenses        4,167,316       3,929,295
Interest expense                                       85,962          56,704
                                                  ----------------------------
                                                   11,793,477      11,030,727
                                                  ----------------------------
Income before income taxes                            640,448         536,599
Income taxes                                          250,000         214,000
                                                  ----------------------------
Net income                                            390,448         322,599

Preferred Stock dividend requirement                   18,594          18,594
                                                  ----------------------------
Net income applicable to Common Stock                $371,854        $304,005
                                                  ============================

Net income per share applicable to
 common shareholders:

  Basic                                                 $0.11           $0.09
                                                  ============================
  Diluted                                               $0.09           $0.09
                                                  ============================

Shares used in the calculation of net income
 per common share:
  Basic                                             3,282,833       3,282,833
                                                  ============================
  Diluted                                           4,074,188       3,555,723
                                                  ============================

See accompanying notes.



                            Harvey Electronics, Inc.
                                 Balance Sheets


                                                                          January 26,         October 27,
                                                                             2002               2001(1)
Assets                                                                   (Unaudited)
                                                                         ---------------------------------
Current assets:
   Cash and cash equivalents                                                 $18,533              $28,336
   Accounts receivable, less allowance of $25,000                            720,115              578,905
   Inventories                                                             6,739,690            6,709,125
   Prepaid expenses and other current assets                                 482,187              214,270
                                                                         ---------------------------------
Total current assets                                                       7,960,525            7,530,636
Property and equipment:
   Leasehold improvements                                                  3,247,892            3,194,392
   Furniture, fixtures and equipment                                       1,819,018            1,799,369
   Internet website                                                          415,630              415,630
                                                                         ---------------------------------
                                                                           5,482,540            5,409,391
   Less accumulated depreciation and amortization                          2,168,151            1,981,683
                                                                         ---------------------------------
                                                                           3,314,389            3,427,708
Equipment under capital leases, less accummulated amortization
  of $388,843 and $377,131                                                   107,653              119,365
Cost in excess of net assets acquired, less accumulated amortization
  of $20,500 and $19,000                                                     129,500              131,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $337,523 and $324,023             900,940            1,164,440
Other assets, less accumulated amortization of $131,101 and $111,347         337,838              354,051
                                                                         ---------------------------------
Total assets                                                             $12,750,845          $12,727,200
                                                                         =================================
Liabilities and shareholders' equity Current liabilities:
  Revolving line of credit facility                                       $3,209,879           $3,442,020
  Trade accounts payable                                                   2,676,122            2,823,781
  Accrued expenses and other current liabilities                           2,640,338            2,555,242
  Income taxes                                                                30,942               28,200
  Cumulative Preferred Stock dividends payable                                 5,893               24,792
  Current portion of long-term debt                                           11,246               21,985
  Current portion of capital lease obligations                                27,533               50,921
                                                                         ---------------------------------
Total current liabilities                                                  8,601,953            8,946,941
Long-term liabilities:
  Capital lease obligations                                                    2,134                5,265
  Deferred rent                                                              154,570              154,660
                                                                         ---------------------------------
                                                                             156,704              159,925
Commitments and contingencies
Shareholders' equity:
8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
authorized 10,000 shares; issued and outstanding 875 shares (aggregate liquidation preference--$875,000)

                                                                             402,037              402,037
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,282,833 shares                                     32,828               32,828
  Additional paid-in capital                                               7,579,667            7,579,667
  Accumulated deficit                                                     (4,022,344)          (4,394,198)
                                                                         ---------------------------------

Total shareholders' equity                                                 3,992,188            3,620,334
                                                                         ---------------------------------

Total liabilities and shareholders' equity                               $12,750,845          $12,727,200
                                                                         =================================

(1) The balance sheet as of October 27, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.


                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                       Preferred Stock         Common Stock       Additional                         Total
                                      ----------------------------------------     Paid In      Accumulated       Shareholders'
                                      Shares    Amount     Shares       Amount     Capital         Deficit           Equity
                                      -----------------------------------------------------------------------------------------
Balance at October 27, 2001            875     $402,037    3,282,833   $32,828    $7,579,667    $(4,394,198)     $3,620,334

Net income for the thirteen weeks
   ended January 26, 2002               -          -            -         -             -           390,448         390,448
Preferred Stock dividend                -          -            -         -             -           (18,594)        (18,594)
                                      -----------------------------------------------------------------------------------------
Balance at January 26, 2002            875     $402,037    3,282,833   $32,828    $7,579,667    $(4,022,344)     $3,992,188
                                      =========================================================================================

See accompanying notes.


                             Harvey Electronics, Inc
                            Statements of Cash Flows
                                   (Unaudited)


                                                                  Thirteen          Thirteen
                                                                Weeks Ended        Weeks Ended
                                                              January 26, 2002   January 27, 2001
                                                              ----------------- -----------------
Operating activities
Net income                                                        $390,448         $322,599
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                  232,934          194,603
    Income tax equivalent provision                                250,000          214,000
    Straight-line impact of rent escalations                           (90)         (14,226)
    Miscellaneous                                                   (3,541)               -
    Changes in operating assets and liabilities:
      Accounts receivable                                         (141,210)        (141,993)
      Inventories                                                  (30,565)             319
      Prepaid expenses and other current assets                    (36,118)         130,196
      Trade accounts payable                                      (197,659)         290,290
      Accrued expenses, other current liabilities and
        income taxes                                              (143,961)        (135,874)
                                                                ----------------------------
Net cash provided by operating activities                          320,238          859,914
                                                                ----------------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                     (23,149)        (117,029)
Internet website development                                             -           (1,178)
                                                                -----------------------------
Net cash used in investing activities                              (23,149)        (118,207)
                                                                ----------------------------
Financing activities
Net payments from revolving credit facility                       (232,141)        (553,296)
Commitment fee from increased revolving credit facility                  -          (75,000)
Preferred Stock dividends paid                                     (37,493)         (70,721)
Principal payments on note payable                                 (10,739)               -
Principal payments on capital lease obligations                    (26,519)         (71,493)
                                                                ----------------------------
Net cash used in financing activities                             (306,892)        (770,510)
                                                                ----------------------------
Decrease in cash and cash equivalents                               (9,803)         (28,803)
Cash and cash equivalents at beginning of period                    28,336           35,373
                                                                ----------------------------
Cash and cash equivalents at end of period                         $18,533           $6,570
                                                                ============================
Supplemental cash flow information:
Interest paid                                                     $112,000          $49,000
                                                                ============================
Taxes paid                                                          $1,000          $11,000
                                                                ============================

See accompanying notes.




                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 26, 2002
                                   (Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation

The accompanying unaudited interim financial statements of Harvey Electronics, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the thirteen-week period ended January 26, 2002 are not necessarily indicative of the results that may be expected for the year ending October 26, 2002. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 27, 2001.

The preparation of the unaudited interim financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

In prior fiscal years, the Company had been a small business issuer, filing its unaudited interim and fiscal year end financial statements in accordance with Regulation S-B of the Securities and Exchange Act of 1934, as amended. In fiscal 2002, the Company is required to file its financial statements in accordance with Regulation S-X of the Securities and Exchange Act of 1934, as amended.

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

In fiscal 2000, the Company entered into a Second Amendment to its revolving line of credit facility ("Amended Agreement") with Wells Fargo. The Amended Agreement included a three- year extension enabling the Company to borrow up to $3,500,000 based upon a lending formula calculated on eligible inventory, as defined. The interest rate on borrowings up to $2.5 million was reduced to three quarters of 1% (.75%) over the prime rate. The rate charged on outstanding balances over $2.5 million was also reduced to 1% above the prime rate. Additionally, the Amended Agreement provides for an annual facility fee of $17,500 and reduced maintenance fees of $1,500 per month.

In fiscal 2001, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was fixed at one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2002. Prepayment fees also exist under the Third Amended Agreement. A commitment fee of $75,000 (being amortized over the three years) was also paid by the Company. The balance outstanding under the revolving line of credit facility at January 26, 2002 was $3,209,879 and is presented as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration clause and a Lock-Box Arrangement", since the Company's daily receipts are used to reduce the outstanding balance under the revolving credit facility.

Wells Fargo has a senior security interest in all of the Company's assets. The amended line of credit facility provides Wells Fargo with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). The line of credit facility also contains certain financial covenants, with which the Company was in compliance at January 26, 2002.

In connection with the Third Amended Agreement, Wells Fargo received an additional warrant to purchase 100,000 shares of the Company's common stock, subject to adjustment, which is currently exercisable at a price of $2.00 per share and expires November 30, 2003. Wells Fargo also received an extension of an existing warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and also expires November 30, 2003. Accordingly, the Company recorded the fair value of the warrants ($75,000) (included in Other Assets in the accompanying balance sheets), which is being amortized over a three-year period.

3. Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the thirteen weeks ended January 26, 2002 and January 27, 2001 was $340,000 and $380,000, respectively.

4. Income Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the thirteen weeks ended January 26, 2002 and January 27, 2001 was computed based on the weighted average number of common shares outstanding. For the first quarter of fiscal 2002 and 2001, common equivalent shares relating to stock options, aggregating 81,876 and 36,397, respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. All other stock options and warrants were not considered since they were anti-dilutive.

Commencing January 1, 2001, the conversion price of the Company's preferred stock was $1.2333. As a result, common equivalent shares of 709,479 and 236,493 (weighted for only one month in the first quarter of fiscal 2001) relating to the conversion of the preferred stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the first quarter ended January 26, 2002 and January 27, 2001, respectively. If the total common equivalent shares of 709,479 had been used in the weighted average number of common shares outstanding for the diluted earnings per share computation for the first quarter ended January 27, 2001, the resulting diluted net income per share applicable to common shareholders would have been $.08 per share as compared to $.09 per share as reported.

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

For the thirteen weeks ended January 26, 2002 and January 27, 2001, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to$250,000 (39% effective tax rate) and $214,000 (40% effective tax rate), respectively. The income tax equivalent provisions will not affect the Company's tax liability and does not require a cash payment.

6. Inventories

Inventories   have  been  valued  at  average  cost,  based  upon  gross  profit percentages applied to net sales.

7. Retail Store Expansion

In September 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. The new store opened in April 2001. Results of operations from this new store have been included in the Company's results of operations for the thirteen weeks ended January 26, 2002. The results of operations for the thirteen weeks ended January 27, 2001 included pre-opening expenses related to this new retail store. This is the Company's ninth store and is the fifth opened since its public offering, completed in April 1998.

8. New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. In addition, Statement 141 eliminates the pooling-of-interest method of accounting for business combinations. The Company will adopt SFAS No. 141 and 142 beginning in the first quarter of fiscal 2003. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 27, 2002. Management has not yet determined what impact these new pronouncements will have on the Company's financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations," for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 as of October 27, 2002, the first day of fiscal 2003, and management does not expect the adoption of SFAS No 144 to have a material effect on the Company's financial position and results of operations. 10

Item 2. Management's Discussion and Analysis or Plan of Operation

The following management's discussion and analysis and this Form 10-Q contain forward-looking statements, which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Historical results are not necessarily indicative of trends in operating results for any future period. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 27, 2001 and October 28, 2000, included in the Company's Annual Report on Form 10-KSB.

Thirteen Weeks Ended January 26, 2002 as Compared to Thirteen Weeks Ended January 27, 2001

Net Income.  The  Company's  pretax  income for the first fiscal  quarter  ended
January 26, 2002 increased 19.2%, to $640,000 as compared to $537,000 for the same quarter last year. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 21.7% to $959,000 as compared to EBITDA of $788,000 for the same quarter last year. Net income for the first quarter of fiscal 2002 increased to $390,000 as compared to $323,000 for the same quarter in fiscal 2001.

Net income for the first quarter of fiscal 2002 was reduced by operating losses of approximately $70,000 relating to the Company's newest Bang and Olufsen branded store opened in Greenwich, Connecticut in October 2000 and from the Company's website, also launched in October 2000. Net income for the first quarter of fiscal 2001 was reduced by approximately $170,000 in operating losses and pre-opening expenses for new stores and the Company's website. Operating losses of approximately $120,000 related to the Company's newest Bang & Olufsen branded store and its website. Approximately $50,000 of pre-opening expenses in the first quarter of fiscal 2001, related to the Company's new Harvey Eatontown, New Jersey store, which opened in April 2001.

The Company's net income for the first quarter of fiscal 2002 includes net advertising expense of $340,000 as compared to $380,000 for the same quarter last year.

Results of operations for the first quarter of fiscal 2002 and 2001 also included depreciation and amortization expense of $233,000 and $195,000, respectively.

The Company recorded income tax equivalent provisions for the thirteen weeks ended January 26, 2002 and January 27, 2001 of $250,000 (39% effective tax rate) and $214,000 (40% effective tax rate), respectively. The income tax equivalent provisions will not affect the Company's tax liability and does not require the use of cash.

Revenues. Net sales for the first fiscal quarter ended January 26, 2002 were approximately $12,421,000, an increase of 7.5% from the same quarter last year. Comparable store sales for the first quarter of fiscal 2002 decreased by 2.6% from the same quarter in fiscal 2001. This was better than management expected in view of a very difficult retail environment and sluggish economy in the New York Metropolitan area and compares favorably with reported results of other consumer electronics retailers.

Overall net sales benefited significantly from the new Eatontown, New Jersey store opened in April 2001, which has exceeded management's expectations in sales and store profitability. Additionally, the rebound in sales of our totally renovated flagship store on 45th Street in Manhattan and the continued strong sales growth of the Company's Greenvale, Long Island store has helped to improve overall net sales.

Despite a difficult economy, customer demand continues to be strong for new digital video products including plasma flatscreen, LCD flat panel, high-definition televisions, DVD and related custom home installations. Custom installation projects continue to increase and accounted for approximately 44% of net sales in the first quarter of fiscal 2002, as compared to 34% of net sales in the first quarter of fiscal 2001. Custom installation sales, including both equipment sales and labor income, increased approximately 38% to $5,500,000 for the first quarter of fiscal 2002, as compared to approximately $4,000,000 for the same quarter last year. The Company's custom installation services yields higher gross profit margins and stronger overall net profitability, as compared to a normal retail store sales.

The Company's marketing efforts remained significant, and continued to drive sales in the first quarter of fiscal 2002. These efforts included radio, newspaper, cable and network television, direct mail and catalog advertisements, and the continued promotion of the Company's website, www.harveyonline.com.

Costs and Expenses. Total cost of goods sold for the first fiscal quarter ended January 26, 2002 increased by $495,000 or 7% from the same period last year. This was primarily due to increased net sales, as discussed above.

The gross profit margin for the first fiscal quarter ended January 26, 2002 increased to 39.3% from 39.0% for the same quarter last year. The gross profit margin increased, despite the increased sale of video products, which typically have lower margins than audio products. Customer demand for new digital video products and related custom installation services, as mentioned above, is driving the Company's overall business. Interest in these new video products can also cultivate larger projects including new sales of audio components, speakers, home theater systems, furniture and accessories, which should all realize higher margins for the Company. New video products do benefit from higher gross margins and much higher overall sales prices as compared to commodity analog televisions and VCR's. In the first quarter of fiscal 2002, the Company's sales of video products accounted for over 44% of its net sales as compared to approximately 34% of net sales for the same quarter last year. A small improvement in the gross profit margin on audio sales and a 17% increase in higher margin custom installation labor income has helped to improve the Company's overall gross product margin in the first quarter of fiscal 2002.

Selling, general and administrative expenses ("SG&A expenses") increased by $238,000 or 6.1% for the first fiscal quarter ended January 26, 2002 as compared to the same period last year. Comparable SG&A expenses actually decreased by $28,000 or approximately 1% for the first quarter ended January 26, 2002, as compared to the same quarter last year.

The overall increase in SG&A expenses was primarily due to the increase in costs relating to the new Eatontown, New Jersey store, which opened in April 2001. Overall SG&A expenses also increased from additional insurance expense, occupancy costs, credit card fees, investor relations' fees, depreciation expense and various other store-operating expenses. The decrease in comparable SG&A expenses was primarily due to a reduction in payroll and payroll related costs and reduced net advertising expense.

Interest expense increased by $29,000 or 51.6% in the first quarter of fiscal 2002, as compared to the same quarter last year. This increase was primarily due to the additional borrowings from the Company's revolving line of credit facility in fiscal 2001, to fund the Company's retail store expansion and renovation. Additionally, the increased expense is due to amortization of warrants issued to the Company's lender and from the amortization of the commitment fee paid by the Company to its lender, relating to the increase and extension of the line of credit. Such amortization was recorded for the entire first quarter of fiscal 2002 as compared to only one month in the first quarter of fiscal 2001.

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

As noted above, in first quarter of fiscal 2002 and fiscal 2001, the income tax equivalent provision and the reduction of reorganization value in excess of amounts allocable to identifiable assets was $250,000 and $214,000, respectively. The income tax equivalent provisions will not require the use of the Company's cash.

Liquidity and Capital Resources

At January 26, 2002 and October 27, 2001, the Company's ratio of current assets to current liabilities was .93 and .84, respectively. The Company had negative working capital of $641,000 and $1,416,000 at January 26, 2002 and October 27, 2001, respectively. However, it is important to note that at January 26, 2002 and October 27, 2001, the Company's outstanding balances on its revolving line of credit facility ($3,210,000 and $3,442,000, respectively) were classified as current liabilities, despite the three-year term of the Company's credit facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Financial Statements for details). The increase in the line of credit facility, in fiscal 2001, was necessary to fund retail store expansion and renovation. The improvement in the current ratio was positively impacted by the Company's fiscal 2002 first quarter pre-tax income, the reduction of the revolving line of credit facility and accounts payable, and an increase in accounts receivable and prepaid expenses.

Net cash provided by operating activities was $320,000 for the first quarter of fiscal 2002 as compared to $860,000 for the same period last year. The primary reason for the reduction in cash provided from operating activities for the first quarter of fiscal 2002, was due to the reduction of accounts payable ($488,000) and the increase in prepaid expenses ($166,000), offset by the improvement in pre-tax income ($104,000).

Net cash used in investing activities was $23,000 for the first quarter of fiscal 2002, as compared to cash used of $118,000 for the same period last year. Net cash used for the purchases of property and equipment was $23,000, for the first quarter of fiscal 2002 as compared to $118,000 for the prior year's quarter. Additions in the first quarter of fiscal 2001 related primarily to computer equipment, website improvements and leaseholds relating to the new Harvey store in Eatontown, New Jersey.

Net cash used in financing activities was $307,000 for the first quarter of fiscal 2002, as compared to cash used of $771,000 for the same period last year. Financing activities for the first quarter of fiscal 2002 includes net payments of $232,000, reducing the revolving line of credit facility, preferred stock dividends paid of $37,000, principal payments on capital leases of $27,000 and note payable payments of $11,000. Financing activities for the first quarter of fiscal 2001 included net payments of $553,000, reducing the revolving line of credit facility, preferred stock dividend payments of $71,000, payments on capital leases of $71,000 and a $75,000 commitment fee relating to the increase and extension of the revolving line of credit facility.

In November 1997, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C., currently Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company could borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory. In fiscal 2000, the Company entered into a Second Amendment to the Loan and Security Agreement ("Amended Agreement") with Wells Fargo. The Amended Agreement includes a three-year extension enabling the Company to borrow up to $3,500,000 based on the lending formula described above.

In fiscal 2001, the Company entered into a Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7,000,000, based on a lending formula calculated on eligible inventory, as defined, and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was increased and is fixed at one percent (1%) over the prime rate, with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate will be reduced to 6.5% and will be in effect through fiscal 2002. Prepayment fees exist under the Third Amended Agreement. At March 4, 2002, there was $2,524,000 in outstanding borrowings under the credit facility, with approximately $3,056,000 available to borrow under the credit facility.

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

The Company has 2,104,500 redeemable common stock purchase warrants ("Warrants") outstanding from its public offering of common stock and Warrants in fiscal 1998 (the "Offering"). Each outstanding Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price through March 31, 2003. The Warrants are also redeemable (at $.10 per Warrant), at the Company's option, commencing March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share or $7.50.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. At January 26, 2002, 875 shares of Preferred Stock were issued and outstanding. The conversion price of the Company's Preferred Stock was $1.2333, and is convertible into 709,479 shares of common stock.

The Company's management believes that the Company's overhead structure has the capacity to support additional stores without significant increases in cost and personnel, and consequently, that revenues and profit from new stores, after a maturation period, would have a positive impact on the Company's operations. This has been demonstrated by the Company for all store openings (except for the B&O store in Greenwich, Connecticut which has not yet achieved profitability) since the Company's public offering to date.

Bang & Olufsen ("B&O") products are available only in Branded Stores. The Company opened its first B&O branded store in the Union Square area of lower Manhattan in July 1999. In October 2000, the Company opened its second B&O store in Greenwich, Connecticut.

In fiscal 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. This store opened in April 2001 and is the Company's ninth. Capital expenditures, including inventory, necessary to operate this new retail store approximated $1,500,000.

The Company does not plan to open any new retail stores in fiscal 2002. Additionally, no material capital expenditures, improvements or purchases of equipment or other assets are planned for fiscal 2002.

The Company does intend to continue its advertising campaign in fiscal 2002. This will continue the Company's media presence with print, radio, direct mail, cable and network television advertising.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private in-home consultation through the convenience of the Internet. The anticipated costs of maintaining and improving the website are not expected to be material for 2002.

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


                           PART II. OTHER INFORMATION:


Items 1, 2, 3, 4 and 5 were not applicable in the first quarter ended January 26, 2002.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit Number                     Description

         None

         (b) Reports on Form 8-K


On February 20, 2002 the Company filed Form 8-K with the Securities and Exchange Commission disclosing that Ernst & Young LLP ("E&Y") would not stand for re-election as the Company's independent auditor for the fiscal year ending October 26, 2002. The Company disclosed that no disagreements on any matter existed with E&Y.

Additionally, the Company disclosed that its Board of Directors, on the recommendation of the Company's Audit Committee, approved BDO Seidman, LLP, 401 Broadhollow Road, Melville, New York, as its new independent auditors to audit the Company's financial statements for the fiscal year ending October 26, 2002 and to include the respective three quarterly reviews.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2002.



                                             Harvey Electronics, Inc.

                                             By:/s/ Franklin C. Karp
                                                -------------------
                                                Franklin C. Karp
                                                President

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