Form 10-Q
period 2002-04-27
HARVEY ELECTRONICS INC
filed 2002-06-11
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 27, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to            .
                                        -----------   -----------

                          Commission File Number 1-4626
                                          -------------

                            Harvey Electronics, Inc.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

              New York                                 13-1534671
    -----------------------------         ------------------------------------
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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

As of June 7, 2002, 3,282,833 shares of the registrant's common stock, par value $.01 per share, were outstanding.



                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX

PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page No.

              Statements of Operations (Unaudited) - Twenty-six and thirteen weeks ended
                April 27, 2002 and April 28, 2001.......................................               3

              Balance Sheets - April 27, 2002 (Unaudited) and October 27,
                2001....................................................................               4

              Statement of Shareholders' Equity (Unaudited) - Twenty-six weeks
                ended April 27, 2002 ...................................................               5

              Statements of Cash Flows (Unaudited) - Twenty-six weeks ended
                April 27, 2002 and April 28, 2001.......................................               6

              Notes to Financial Statements (Unaudited).................................               7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations ..................................................               11


PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K .........................................               19

Signatures .............................................................................               19


Part I Financial Information
Item I. Financial Statements

                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)

                                                        Twenty-six Weeks Ended           Thirteen Weeks Ended
                                                      April 27,        April 28,       April 27,       April 28,
                                                         2002             2001            2002           2001
                                                  ------------------------------------------------------------------

Net sales                                                $22,784,284     $20,687,486     $10,363,725     $9,131,017
Interest and other income                                     21,941          33,932           8,575         23,075
                                                  ------------------------------------------------------------------
                                                          22,806,225      20,721,418      10,372,300      9,154,092
                                                  ------------------------------------------------------------------

Cost of sales                                             13,793,436      12,610,016       6,253,237      5,565,288
Selling, general and administrative expenses               8,043,318       7,694,119       3,876,002      3,764,824
Interest expense                                             168,414         127,114          82,452         70,410
                                                  ------------------------------------------------------------------
                                                          22,005,168      20,431,249      10,211,691      9,400,522
                                                  ------------------------------------------------------------------

Income (loss) before income taxes (benefit)                  801,057         290,169         160,609      (246,430)
Income taxes (benefit)                                       320,000         115,000          70,000       (99,000)
                                                  ------------------------------------------------------------------
Net income (loss)                                            481,057         175,169          90,609      (147,430)

Preferred Stock dividend requirement                          37,188          37,188          18,594         18,594
                                                  ------------------------------------------------------------------
Net income (loss) applicable to Common Stock                $443,869        $137,981         $72,015     ($166,024)
                                                  ==================================================================

Net income (loss) per share applicable to common shareholders:

  Basic                                                        $0.14           $0.04           $0.02        ($0.05)
                                                  ==================================================================
  Diluted                                                      $0.11           $0.04           $0.02        ($0.05)
                                                  ==================================================================

Shares used in the calculation of net income
 (loss) per common share:
  Basic                                                    3,282,833       3,282,833       3,282,833      3,282,833
                                                  ==================================================================
  Diluted                                                  4,095,114       3,442,542       3,413,349      3,282,833
                                                  ==================================================================

See accompanying notes.

                            Harvey Electronics, Inc.
                                 Balance Sheets

                                                                            April 27,      October 27,
                                                                              2002           2001(1)
Assets                                                                     (Unaudited)
                                                                       ----------------------------------
Current assets:
   Cash and cash equivalents                                                   $15,990           $28,336
   Accounts receivable, less allowance of $25,000                              667,890           578,905
   Inventories                                                               6,885,487         6,709,125
   Prepaid expenses and other current assets                                   510,219           214,270
                                                                       ----------------------------------
Total current assets                                                         8,079,586         7,530,636
Property and equipment:
   Leasehold improvements                                                    3,276,513         3,194,392
   Furniture, fixtures and equipment                                         1,848,970         1,799,369
   Internet website                                                            415,630           415,630
                                                                       ----------------------------------
                                                                             5,541,113         5,409,391
   Less accumulated depreciation and amortization                            2,353,013         1,981,683
                                                                       ----------------------------------
                                                                             3,188,100         3,427,708
Equipment under capital leases, less accummulated amortization
  of $375,610 and $377,131                                                      68,950           119,365
Cost in excess of net assets acquired, less accumulated amortization
  of $22,000 and $19,000                                                       128,000           131,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $351,023 and $324,023               817,440         1,164,440
Other assets, less accumulated amortization of $148,071 and $111,347           312,698           354,051
                                                                       ----------------------------------
Total assets                                                               $12,594,774       $12,727,200
                                                                       ==================================
Liabilities and shareholders' equity Current liabilities:
  Revolving line of credit facility                                         $3,290,996        $3,442,020
  Trade accounts payable                                                     2,163,900         2,823,781
  Accrued expenses and other current liabilities                             2,802,781         2,555,242
  Income taxes                                                                  30,942            28,200
  Cumulative Preferred Stock dividends payable                                  24,487            24,792
  Current portion of long-term debt                                             11,246            21,985
  Current portion of capital lease obligations                                  56,967            50,921
                                                                       ----------------------------------
Total current liabilities                                                    8,381,319         8,946,941
Long-term liabilities:
  Capital lease obligations                                                          -             5,265
  Deferred rent                                                                149,252           154,660
                                                                       ----------------------------------
                                                                               149,252           159,925
Commitments and contingencies Shareholders' equity:
   8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share; authorized 10,000 shares; issued and outstanding 875 shares
   (aggregate liquidation preference--$875,000)

                                                                               402,037           402,037
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,282,833 shares                                       32,828            32,828
  Additional paid-in capital                                                 7,579,667         7,579,667
  Accumulated deficit                                                      (3,950,329)       (4,394,198)
                                                                       ----------------------------------
Total shareholders' equity                                                   4,064,203         3,620,334
                                                                       ----------------------------------
Total liabilities and shareholders' equity                                 $12,594,774       $12,727,200
                                                                       ==================================

(1) The balance sheet as of October 27, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.


                           Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                           Preferred Stock       Common Stock      Additional                 Total
                                           ------------------------------------   Paid-in     Accumulated Shareholders'
                                           Shares  Amount      Shares    Amount    Capital       Deficit      Equity
                                           ----------------------------------------------------------------------------
Balance at October 27, 2001 .......          875  $402,037    3,282,833  $32,828  $7,579,667  $(4,394,198)  $3,620,334

Net income for the twenty-six weeks
   ended April 27, 2002 ...........          --        --           --       --          --        481,057      481,057
Preferred Stock dividend ..........          --        --           --       --          --       (37,188)     (37,188)
                                             --------------------------------------------------------------------------
Balance at April 27, 2002 .........          875  $402,037    3,282,833  $32,828  $7,579,667  ($3,950,329)   $4,064,203
                                             ==========================================================================
See accompanying notes.


                            Harvey Electronics, Inc.
                            Statement of Cash Flows
                                  (Unaudited)


                                                                              Twenty-six           Twenty-six
                                                                             Weeks Ended           Weeks Ended
                                                                            April 27, 2002       April 28, 2001
                                                                    --------------------------------------------
Operating activities
Net income                                                                        $481,057             $175,169
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                                  467,073              437,349
    Income tax equivalent provision                                                320,000              115,000
    Straight-line impact of rent escalations                                       (5,408)              (9,526)
    Miscellaneous                                                                  (4,366)              (9,017)
    Changes in operating assets and liabilities:
      Accounts receivable                                                         (88,985)             (90,849)
      Inventories                                                                 (99,227)            (228,085)
      Prepaid expenses and other current assets                                  (121,741)              158,647
      Trade accounts payable                                                     (784,881)            (790,802)
      Accrued expenses, other current liabilities and
        income taxes                                                                76,073            (201,246)
                                                                    --------------------------------------------
Net cash provided by (used in) operating activities                                239,595            (443,360)
                                                                    --------------------------------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                                    (15,722)            (917,521)
Internet website development                                                             -             (68,981)
Purchases of other assets                                                          (2,940)              (1,857)
Security deposits-net                                                               11,935                    -
Note receivable - officer                                                                -                5,625
                                                                    --------------------------------------------
Net cash used in investing activities                                              (6,727)            (982,734)
                                                                    --------------------------------------------
Financing activities
Net (payments) proceeds from revolving credit facility                           (151,024)            1,718,939
Commitment fee from increased revolving credit facility                                  -             (75,000)
Preferred Stock dividends paid                                                    (37,493)             (70,721)
Principal payments on note payable                                                (10,739)             (10,373)
Principal payments on capital lease obligations                                   (45,958)            (122,941)
                                                                    --------------------------------------------
Net cash (used in) provided by financing activities                              (245,214)            1,439,904
                                                                    --------------------  ----------------------
(Decrease) increase in cash and cash equivalents                                  (12,346)               13,810
Cash and cash equivalents at beginning of period                                    28,336               35,373
                                                                    --------------------------------------------
Cash and cash equivalents at end of period                                         $15,990              $49,183
                                                                    ============================================
Supplemental cash flow information:
Interest paid                                                                     $192,000             $107,000
                                                                    ============================================
Taxes paid                                                                          $1,000              $11,000
                                                                    ============================================

See accompanying notes.


                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 27, 2002
                                   (Unaudited)

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

Operating results for the twenty-six and thirteen-week periods ended April 27, 2002 are not necessarily indicative of the results that may be expected for the year ending October 26, 2002. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 27, 2001.

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

2. Revolving Line of Credit Facility

The Company has a three-year revolving line of credit facility ("Credit Facility") with Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company can borrow up to $7 million based upon a lending formula (as defined) calculated on eligible inventory. The Credit Facility expires November 30, 2003.

The maximum amount of borrowings available to the Company under this Credit Facility is limited by formulas, as prescribed by Wells Fargo. The Company's maximum borrowing availability is equal to 75% of eligible inventory, less existing borrowings and certain reserves established by Wells Fargo.

The interest rate on all borrowings under the Credit Facility is one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2002. Prepayment fees, an annual facility fee of $17,500 and maintenance fees of $1,500 per month, also exist under the Credit Facility. A commitment fee of $75,000 (being amortized over the three years) was also paid by the Company. The balance outstanding under the Credit Facility at April 27, 2002 was $3,291,000 and is presented as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration clause and a Lock-Box Arrangement", since the Company's daily receipts are used to reduce the outstanding balance under the revolving credit facility.

Wells Fargo has a senior security interest in all of the Company's assets. The Credit Facility provides Wells Fargo with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). The Credit Facility also contains certain financial covenants, with which the Company was in compliance at April 27, 2002.

In connection with the Credit Facility, Wells Fargo received an additional warrant to purchase 100,000 shares of the Company's common stock, subject to adjustment, which is currently exercisable at a price of $2.00 per share and expires November 30, 2003. Wells Fargo also received an extension of an existing warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and also expires November 30, 2003. Accordingly, the Company recorded the fair value of the warrants ($75,000) (included in Other Assets in the accompanying balance sheets), which is being amortized over a three-year period.

3. Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the twenty-six weeks ended April 27, 2002 and April 28, 2001 was $450,000 and $560,000, respectively. Advertising expense for the second quarter of fiscal 2002 and 2001 was $110,000 and $180,000, respectively.

4. Income Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the twenty-six and thirteen weeks ended April 27, 2002 and April 28, 2001 was computed based on the weighted average number of common shares outstanding. For the twenty-six and thirteen weeks ended April 27, 2002, common equivalent shares relating to stock options aggregating 123,788 and 130,516 respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. For the twenty-six weeks ended April 28, 2001, common equivalent shares relating to stock options, aggregating 46,528, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. No common equivalent shares relating to stock options were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the second quarter of fiscal 2001 as their affect was anti-dilutive.

Commencing January 1, 2001, the conversion price of the Company's preferred stock was $1.2333. As a result, common equivalent shares of 709,479 and 472,986 (weighted for only four months of the six months ended April 28, 2001) relating to the conversion of the preferred stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the six months ended April 27, 2002 and April 28, 2001, respectively. For the second quarter of fiscal 2002 and 2001, common equivalent shares (709,479 shares) relating to the conversion of the preferred stock were not included in the weighted average number of common shares outstanding for the diluted earnings per share computation as their effect was anti-dilutive.

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

For the six months ended April 27, 2002 and April 28, 2001, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $320,000 (40% effective tax rate) and $115,000 (40% effective tax rate), respectively. For the second quarter of fiscal 2002, the Company recorded an income tax equivalent provision of $70,000 (44% effect tax rate) as compared to an income tax equivalent benefit of $99,000 (40% effective tax benefit) in the same quarter of fiscal 2001. The income tax equivalent provisions will not affect the Company's tax liability and do not require a cash payment.

6. Retail Store Expansion

In fiscal 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. The new store opened in April 2001. Results of operations from this new store have been included in the Company's results of operations for the twenty-six and thirteen weeks ended April 27, 2002. The results of operations for the twenty-six and thirteen weeks ended April 28, 2001 primarily included pre-opening expenses as the store opened in mid-April 2001. This is the Company's ninth store and is the fifth opened since its public offering, completed in April 1998.

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

8. Other

In March 2001, the Company engaged Porter, LeVay & Rose ("PL&R") as its investor relation's advisor. In connection with the agreement, the Company issued a warrant to purchase 60,000 shares of the Company's common stock, exercisable immediately at various exercise prices ranging from $1.25 - $2.50. The fair value of this warrant ($15,000) has been amortized to expense in fiscal 2001 ($10,000) and for the six months ended April 27, 2002, ($5,000).

Additionally, the Company paid PL&R a $5,000 monthly fee for its services. Effective May 1, 2002, PL&R was terminated by the Company. For the twenty-six and thirteen weeks ended April 27, 2002, the Company recorded approximately $37,000 and 16,000, respectively, in investor relation expenses. For the second quarter ended April 28, 2001, the Company recorded approximately $15,000 in investor relation expenses.

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

Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 27, 2001 and October 28, 2000, included in the Company's Annual Report on Form 10-KSB.

Twenty-Six and Thirteen Weeks Ended April 27, 2002 as Compared to Twenty-Six and Thirteen Weeks Ended April 28, 2001

Net Income. The Company's pretax income for the six months ended April 27, 2002 increased 176% to $801,000 as compared to $290,000 for the same period last year. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 68% to $1,437,000 as compared to EBITDA of $855,000 for the same period last year. Net income for the six months ended April 27, 2002 increased to $481,000 as compared to $175,000 for the same period last year.

The Company's pretax income for the second quarter of fiscal 2002 increased 165% to $161,000, as compared to a pretax loss of $246,000 for the same quarter last year. EBITDA for the second quarter of fiscal 2002 substantially increased to $477,000, as compared to $67,000 for the same quarter last year. Net income for the second quarter of fiscal 2002 increased to $91,000, as compared to a net loss of $147,000 for the same quarter last year.

Net income for the six and three months ended April 27, 2002 was reduced by operating losses of approximately $150,000 and $80,000, respectively, relating to the Company's newest Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000 and from the Company's website, also launched in October 2000. Net income for the same six and three month periods in 2001, was reduced by $420,000 and $250,000, respectively, relating to both pre-opening expenses and operating losses from the Company's new stores (Bang & Olufsen, Connecticut and Eatontown, New Jersey) and its website.

The Company's net income for the six months ended April 27, 2002 and April 28, 2001 included advertising expenses of $450,000 and $560,000, respectively. The Company's second quarter of fiscal 2002 included advertising expenses of $110,000 as compared to $180,000 for the same quarter last year.

Results of operations for the six months ended April 27, 2002 and April 28, 2001 also included depreciation and amortization expense of $467,000 and $437,000, respectively. Results of operations for the second quarter of fiscal 2002 and 2001 included depreciation and amortization of $234,000 and $243,000, respectively.

The Company recorded income tax equivalent provisions for the six months ended April 27, 2002 and April 28, 2001 of $320,000 (40% effective tax rate) and $115,000 (40% effective tax rate), respectively. In the second quarter of fiscal 2002, the Company recorded an income tax equivalent provision of $70,000 (44% effective tax rate) as compared to an income tax equivalent benefit of $99,000 (40% effective tax benefit) for the same quarter last year. The income tax equivalent provisions will not affect the Company's tax liability and do not require the use of cash.

Revenues. For the six months ended April 27, 2002, net sales aggregated $22,784,000, an increase of $2,097,000 or approximately 10.1% from the same period last year. For the second quarter of fiscal 2002, net sales aggregated $10,364,000, an increase of $1,233,000 or approximately 13.5% from the same quarter last year.

Comparable store sales for the six months ended April 27, 2002 increased over $220,000 or approximately 1.1% from the same period last year. Comparable store sales for the second quarter of fiscal 2002 increased over $520,000 or approximately 5.7% from the same quarter last year.

Overall net sales benefited significantly from the new Eatontown, New Jersey store opened in April 2001, which has exceeded management's expectations in sales and store profitability. Additionally, overall and comparable store sales benefited from the rebound in sales of our totally renovated flagship store on 45th Street in Midtown Manhattan and the continued strong sales growth of the Company's Greenvale/Roslyn, Long Island store and the store located within ABC Carpet and Home in lower Manhattan.

Despite a difficult and challenging economy over the first six months of fiscal 2002, customer demand continues to be strong for new digital video products including plasma flatscreen, LCD flat panel, high-definition televisions, DVD and related custom home installations. Custom installation projects continue to increase and accounted for approximately 48% of net sales for the first six months of fiscal 2002, as compared to approximately 37% of net sales for the same six-month period in fiscal 2001. Custom installation sales, including both equipment sales and labor income, increased approximately 43% to $10,900,000 for the first six months of fiscal 2002, as compared to $7,600,000 for the same period last year. The Company's custom installation services yields higher gross profit margins and stronger overall net profitability, as compared to normal retail store sales.

The Company's marketing efforts remained significant, and we believe continued to drive sales for the first six months of fiscal 2002. These efforts included radio, newspaper, cable and network television, direct mail and catalog advertisements, and the continued promotion of the Company's website, www.harveyonline.com.

Costs and Expenses. Total cost of goods sold for the six months ended April 27, 2002 increased $1,183,000 or 9.4% from the same period last year. Cost of sales for the second quarter of fiscal 2002 increased $688,000 or 12.4% from the same quarter last year. This was primarily related to the increase in sales as noted above and from an increase in the gross margin.

The gross profit margin for the six months ended April 27, 2002 increased to 39.5% as compared to 39.0% for the same period last year. The gross profit margin for the second quarter of fiscal 2002 increased to 39.7% as compared to 39.1% for the same quarter last year.

The gross profit margin increased, despite the increased sale of video products, which typically have lower margins than audio products. Customer demand for new digital video products and related custom installation services, as mentioned above, is driving the Company's overall business. Interest in these new video products can also cultivate the sale of larger projects including new sales of audio components, speakers, home theater systems, furniture, network wiring and accessories, which should all realize higher margins for the Company. New video products do benefit from higher gross margins and much higher overall sales prices as compared to commodity analog televisions and VCR's. For the first six months of fiscal 2002, the Company's sales of video products accounted for approximately 44% of its net sales as compared to approximately 35% of net sales for the same period last year. For the second quarter of fiscal 2002, the Company's sales of video products accounted for approximately 43% of its net sales as compared to approximately 35% of net sales for the same quarter last year. For the six and three months ended April 27, 2002, custom installation labor income has increased 31% and 46%, respectively, from the same periods last year, which has improved the Company's overall gross profit margin.

Selling, general and administrative expenses ("SG&A expenses") increased 4.5% or $349,000 for the six months ended April 27, 2002, as compared to the same period last year. SG&A expenses for the second quarter of fiscal 2002 increased 3.0% or $111,000 from the same quarter last year.

Comparable SG&A expenses for the six months ended April 27, 2002 actually decreased by approximately $32,000 or less than 1% from the same period last year. Comparable SG&A expenses for the second quarter of fiscal 2002 also decreased by $4,000 or less than 1% from the same quarter last year.

The overall increase in SG&A expenses was primarily due to the increase in costs relating to the new Eatontown, New Jersey store, which opened in April 2001. Overall SG&A expenses also increased from additional insurance expense, occupancy costs, credit card fees, professional fees, investor relations' fees, depreciation expense, incentive bonuses and various other store-operating expenses. The decrease in comparable SG&A expenses was primarily due to a reduction in base payroll and payroll related costs and reduced net advertising expense.

Interest expense for the six months ended April 27, 2002 increased 32.5% or $41,000 as compared to the same period last year. Interest expense for the second quarter of fiscal 2002 increased 17.1% or $12,000 as compared to the same quarter last year. This increase was primarily due to the additional borrowings from the Company's Credit Facility in fiscal 2001, which was used to fund the Company's retail store expansion, renovation and website. Additionally, the increased expense is due to amortization of warrants issued to the Company's lender and from the amortization of the commitment fee paid by the Company to its lender, relating to the increase and extension of the Credit Facility. Such amortization was recorded for the entire six months of fiscal 2002 as compared to only four months of the six months ended April 28, 2001.

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

As noted above, for the six months ended April 27, 2002 and April 28, 2001, the income tax equivalent provisions and their associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $320,000 and $115,000, respectively. For the second quarter of fiscal 2002, the Company recorded an income tax equivalent provision of $70,000 as compared to an income tax equivalent benefit of $99,000 in the same quarter of fiscal 2001. The income tax equivalent provisions do not affect the Company's tax liability and do not require the use of cash.

Liquidity and Capital Resources

At April 27, 2002 and October 27, 2001, the Company's ratio of current assets to current liabilities was .96 and .84, respectively. The Company had negative working capital of $302,000 and $1,416,000 at April 27, 2002 and October 27, 2001, respectively. However, it is important to note that at April 27, 2002 and October 27, 2001, the Company's outstanding balances on its Credit Facility ($3,291,000 and $3,442,000, respectively) were classified as current liabilities, despite the three-year term of the Company's Credit Facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Financial Statements for details). The increase in the Credit Facility, in fiscal 2001, was necessary to fund retail store expansion, renovation and the Company's website. The improvement in the current ratio at April 27, 2002 was positively impacted by the Company's six-month pre-tax income. Other factors improving working capital, included the reduction of the Credit Facility and accounts payable, and an increase in inventory, accounts receivable and prepaid expenses, offset by an increase in accrued expenses and other current liabilities.

Net cash provided from operations for the six months ended April 27, 2002 was $240,000 as compared to net cash used in operations of $443,000 for the same period last year. The primary reason for the improvement in cash provided from operations for the first six months of fiscal 2002 was due to additional pre-tax income ($511, 000), an increase in accrued expenses ($277,000) and a decrease in inventory ($129,000), offset by an increase in prepaid expenses and other current assets ($280,000).

Net cash used in investing activities was $7,000 for the six months ended April 27, 2002, as compared to net cash used of $983,000 for the same period last year. Net cash used for the purchases of property and equipment was $16,000 for the six months ended April 27, 2002 as compared to $987,000 for the same period last year. Additions for the first six months of fiscal 2001 related primarily to computer equipment, website improvements and leaseholds relating to the new Harvey store in Eatontown, New Jersey.

Net cash used in financing activities was $245,000 for the six months ended April 27, 2002, as compared to net cash provided from financing activities of $1,440,000 for the same period last year. Financing activities for the six months ended April 27, 2002 included net payments of $151,000, reducing the Credit Facility, preferred stock dividends paid of $37,000, principal payments on capital leases of $46,000 and note payable payments of $11,000. Financing activities for the first six months of fiscal 2001 included net borrowings of $1,718,000 from the Credit Facility, preferred stock dividend payments of $71,000, payments on capital leases of $123,000 and a $75,000 commitment fee relating to the increase and extension of the Credit Facility.

The Company has a three-year revolving line of credit facility ("Credit Facility") with Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company can borrow up to $7 million based upon a lending formula (as defined) calculated on eligible inventory. The Credit Facility expires November 30, 2002. The interest rate on all borrowings under the Credit Facility is one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2002. At June 7, 2002, there was $3,133,000 in outstanding borrowings under the Credit Facility, with approximately $2,366,000 available to borrow under the Credit Facility.

The maximum amount of borrowings available to the Company under this Credit Facility is limited by formulas, as prescribed by Wells Fargo. The Company's maximum borrowing availability is equal to 75% of eligible inventory, less existing borrowings and certain reserves established by Wells Fargo.

Pursuant to the Credit Facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of net income or loss and minimum gross profit margins. Additionally, the Company's capital expenditures cannot exceed a predetermined amount.

Wells Fargo obtained a senior security interest in substantially all of the Company's assets. The Credit Facility provides Wells Fargo with rights of acceleration upon the breach of certain financial covenants or the occurrence of certain customary events of default. The Company is also restricted from paying dividends on common stock, retiring or repurchasing its common stock, and generally from entering into additional indebtedness (as defined).

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

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. At April 27, 2002, 875 shares of Preferred Stock were issued and outstanding. The conversion price of the Company's Preferred Stock was $1.2333, and is convertible into 709,479 shares of common stock.

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

The Company's expansion plan for fiscal 2003 is not complete at this time. The economic outlook, while improved from last fall, remains uncertain. The Company had previously identified two suitable new Harvey store locations in New Jersey. In fiscal 2003, the Company would like to open one and possibly two new Harvey stores, if the economic outlook continues to improve and if sufficient funds are available or if additional expansion capital can be raised. While the Company increased the amount available under the three-year $7.0 million Credit Facility in fiscal 2001, the Company would rather not finance material long-term projects with short-term debt.

The Company does intend to continue its advertising campaign in fiscal 2002. This will continue the Company's media presence with print, radio, direct mail, cable and network television advertising.

The Company's website gives it customers access to one of Harvey's upscale retail showrooms or offers its customers a private in-home consultation through the convenience of the Internet. The anticipated costs of maintaining and improving the website are not expected to be material for 2002.

In March 2001, the Company engaged Porter, LeVay & Rose, Inc. ("PL&R") as its investor relations' advisor. The Company's goal in engaging PL&R was to heighten its visibility as the Company pursued its business strategy and selective expansion. For one year, the Company's management met with many brokers, investors, shareholders and analysts. The recurrent theme in almost all meetings was that while the Company's niche and reputation are excellent, Harvey was just too small to garner any significant attention. Because of this, the Company's Board of Directors decided that it would be best to continue the Company's expansion plans in fiscal 2003 (see above), striving to achieve the size and profitability that would ensure increased attention to the Company. The
Company's Board of Directors also decided that the services of an investor relations' advisor would currently not be needed, and as a result, the Company discontinued the services from PL&R effective May 1, 2002.

Management believes that cash on hand, cash flow from operations and funds made available under the Credit Facility with Wells Fargo, will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.


                           PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 were not applicable in the second quarter ended April 27, 2002.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit Number                     Description
         --------------                     -----------
         None

         (b) Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of fiscal 2002.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 11, 2002.



                            Harvey Electronics, Inc.

                            By:/s/ Frankin C. Karp
                               -------------------
                               Franklin C. Karp
                               President

                            By:/s/ Joseph J. Calabrese
                               -----------------------
                               Joseph J. Calabrese
                               Executive Vice President, Chief
                               Financial Officer, Treasurer & Secretary