Form 10-Q
period 2002-07-27
HARVEY ELECTRONICS INC
filed 2002-09-10
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 27, 2002

         [  ]       TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                  to                  .
                               -----------------    -----------------

                       Commission File Number        1-4626
                                                     ------

                            Harvey Electronics, Inc.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

                  New York                            13-1534671
      ---------------------------------          -------------------
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

As of September 10, 2002, 3,324,525 shares of the registrant's common stock, par value $.01 per share, were outstanding.



                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX



PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page No.

              Statements of Operations (Unaudited) - Thirty-nine and thirteen weeks ended
                July 27, 2002 and July 28, 2001......................................................   3

              Balance Sheets - July 27, 2002 (Unaudited) and October 27,
                2001.................................................................................   4

              Statement of Shareholders' Equity (Unaudited) - Thirty-nine weeks
                ended July 27, 2002 .................................................................   5

              Statements of Cash Flows (Unaudited) - Thirty-nine weeks ended
                July 27, 2002 and July 28, 2001......................................................   6

              Notes to Financial Statements (Unaudited)..............................................   7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations ...............................................................   11


PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K ......................................................   18

Signatures ..........................................................................................   19



Part I Financial Information
Item I. Financial Statements

                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)

                                                                Thirty-nine Weeks Ended           Thirteen Weeks Ended
                                                               July 27,         July 28,        July 27,        July 28,
                                                                 2002             2001            2002            2001
                                                        -------------------------------------------------------------------

Net sales                                                      $32,367,755      $29,525,795     $9,583,471      $8,838,309
Interest and other income                                           86,437           34,873         64,496           2,398
                                                        -------------------------------------------------------------------
                                                                32,454,192       29,560,668      9,647,967       8,840,707
                                                        -------------------------------------------------------------------

Cost of sales                                                   19,587,893       18,079,052      5,794,457       5,469,036
Selling, general and administrative expenses                    11,937,467       11,503,507      3,894,149       3,810,845
Interest expense                                                   253,698          224,698         85,284          97,584
                                                        -------------------------------------------------------------------
                                                                31,779,058       29,807,257      9,773,890       9,377,465
                                                        -------------------------------------------------------------------

Income (loss) before income taxes (benefit)                        675,134        (246,589)      (125,923)       (536,758)
Income taxes (benefit)                                             275,000                0       (45,000)       (115,000)
                                                        -------------------------------------------------------------------
Net income (loss)                                                  400,134        (246,589)       (80,923)       (421,758)

Preferred Stock dividend requirement                                55,212           55,782         18,024          18,594
                                                        -------------------------------------------------------------------
Net income (loss) applicable to Common Stock                      $344,922       ($302,371)      ($98,947)      ($440,352)
                                                        ===================================================================

Net income (loss) per share applicable to common shareholders:

  Basic                                                              $0.10          ($0.09)        ($0.03)         ($0.13)
                                                        ===================================================================
  Diluted                                                            $0.08          ($0.09)        ($0.03)         ($0.13)
                                                        ===================================================================

Shares used in the calculation of net income
 (loss) per common share:
  Basic                                                          3,289,200        3,282,833      3,301,739       3,282,833
                                                        ===================================================================
  Diluted                                                        4,081,100        3,282,833      3,301,739       3,282,833
                                                        ===================================================================

See accompanying notes.



                            Harvey Electronics, Inc.
                                 Balance Sheets

                                                                           July 27,      October 27,
                                                                            2002           2001(1)
Assets                                                                  (Unaudited)
                                                                      -----------------------------------
Current assets:
   Cash and cash equivalents                                                   $15,489           $28,336
   Accounts receivable, less allowance of $25,000                              497,949           578,905
   Inventories                                                               7,194,345         6,709,125
   Prepaid expenses and other current assets                                   349,653           214,270
                                                                      -----------------------------------
Total current assets                                                         8,057,436         7,530,636
Property and equipment:
   Leasehold improvements                                                    3,292,322         3,194,392
   Furniture, fixtures and equipment                                         1,888,862         1,799,369
   Internet website                                                            421,670           415,630
                                                                      -----------------------------------
                                                                             5,602,854         5,409,391
   Less accumulated depreciation and amortization                            2,546,486         1,981,683
                                                                      -----------------------------------
                                                                             3,056,368         3,427,708
Equipment under capital leases, less accummulated amortization
  of $381,354 and $377,131                                                      63,206           119,365
Cost in excess of net assets acquired, less accumulated amortization
  of $23,500 and $19,000                                                       126,500           131,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $364,523 and $324,023               848,940         1,164,440
Other assets, less accumulated amortization of $163,960 and $111,347           310,321           354,051
                                                                      -----------------------------------
Total assets                                                               $12,462,771       $12,727,200
                                                                      ===================================
Liabilities and shareholders' equity Current liabilities:
  Revolving line of credit facility                                         $3,261,004        $3,442,020
  Trade accounts payable                                                     2,481,778         2,823,781
  Accrued expenses and other current liabilities                             2,523,415         2,555,242
  Income taxes                                                                  26,177            28,200
  Cumulative Preferred Stock dividends payable                                   5,853            24,792
  Current portion of long-term debt                                                  0            21,985
  Current portion of capital lease obligations                                  40,056            50,921
                                                                      -----------------------------------
Total current liabilities                                                    8,338,283         8,946,941
Long-term liabilities:
  Capital lease obligations                                                          -             5,265
  Deferred rent                                                                159,232           154,660
                                                                      -----------------------------------
                                                                               159,232           159,925
Commitments and contingencies
Shareholders' equity:
   8-1/2% Cumulative Convertible Preferred Stock, par value
 $1,000 per share; authorized 10,000 shares; issued and outstanding
 827 and 875 shares (aggregate liquidation preference--$827,000
 and $875,000)                                                                 379,982           402,037
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,324,525 and 3,282,833 shares                         33,245            32,828
  Additional paid-in capital                                                 7,601,305         7,579,667
  Accumulated deficit                                                      (4,049,276)       (4,394,198)
                                                                      -----------------------------------
Total shareholders' equity                                                   3,965,256         3,620,334
                                                                      -----------------------------------
Total liabilities and shareholders' equity                                 $12,462,771       $12,727,200
                                                                      ===================================

(1) The balance sheet as of October 27, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.


                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                        Additional                   Total
                                           Preferred Stock         Common Stock          Paid-in    Accumulated  Shareholders'
                                        -------------------------------------------
                                         Shares     Amount      Shares       Amount      Capital      Deficit       Equity
                                        ------------------------------------------------------------------------------------------
Balance at October 27, 2001                875     $402,037    3,282,833    $32,828   $7,579,667   $(4,394,198)   $3,620,334

Net income for the thirty-nine weeks
   ended July 27, 2002                      -         -            -           -            -           400,134      400,134
Preferred Stock dividend                    -         -            -           -            -          (55,212)     (55,212)
Conversion of Preferred Stock                                                                            -                 0
   to Common Stock                        (48)     (22,055)       38,920        389       21,666         -                 0
Exercise of cash-less Common Stock
   warrant                                  -         -            2,772         28         (28)         -                 0
                                        ------------------------------------------------------------------------------------------
Balance at July 27, 2002                   827     $379,982    3,324,525     33,245   $7,601,305    ($4,049,276)   $3,965,256
                                        ==========================================================================================

See accompanying notes.



                                              Harvey Electronics, Inc
                                              Statements of Cash Flows
                                                    (Unaudited)

                                                                                  Thirty-nine        Thirty-nine
                                                                                  Weeks Ended        Weeks Ended
                                                                                 July 27, 2002     July 28, 2001
                                                                           --------------------------------------
Operating activities
Net income (loss)                                                                    $400,134         ($246,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                     697,179            726,491
    Income tax equivalent provision                                                   275,000                  -
    Straight-line impact of rent escalations                                            4,572           (14,416)
    Miscellaneous                                                                    (11,678)           (11,579)
    Changes in operating assets and liabilities:
      Accounts receivable                                                              80,956          (123,643)
      Inventories                                                                   (408,085)            648,940
      Prepaid expenses and other current assets                                      (31,466)            150,395
      Trade accounts payable                                                        (467,003)        (1,030,403)
      Accrued expenses, other current liabilities and
        income taxes                                                                (137,767)          (183,514)
                                                                           --------------------------------------
Net cash provided by (used in) operating activities                                   401,842           (84,318)
                                                                           --------------------------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                                       (71,423)        (1,376,423)
Internet website development                                                          (6,040)           (70,869)
Purchases of other assets                                                             (9,140)            (1,857)
Security deposits-net                                                                  11,935                  -
Note receivable - officer                                                                   -              7,500
                                                                           --------------------------------------
Net cash used in investing activities                                                (74,668)        (1,441,649)
                                                                           --------------------------------------
Financing activities
Net (payments) proceeds from revolving credit facility                              (181,016)          1,874,241
Commitment fee from increased revolving credit facility                                     -           (75,000)
Preferred Stock dividends paid                                                       (74,151)          (107,603)
Principal payments on note payable                                                   (21,985)           (10,373)
Principal payments on capital lease obligations                                      (62,869)          (168,071)
                                                                           --------------------------------------
Net cash (used in) provided by financing activities                                 (340,021)          1,513,194
                                                                           --------------------------------------
Decrease in cash and cash equivalents                                                (12,847)           (12,773)
Cash and cash equivalents at beginning of period                                       28,336             35,373
                                                                           --------------------------------------
Cash and cash equivalents at end of period                                            $15,489            $22,600
                                                                           ======================================
Supplemental cash flow information:
Interest paid                                                                        $282,000           $194,000
                                                                           ======================================
Taxes paid                                                                             $5,000            $14,000
                                                                           ======================================

See accompanying notes.



                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 27, 2002
                                   (Unaudited)

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

Operating results for the thirty-nine and thirteen-week periods ended July 27, 2002 are not necessarily indicative of the results that may be expected for the year ending October 26, 2002. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 27, 2001.

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

The interest rate on all borrowings under the Credit Facility is one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2002. Prepayment fees, an annual facility fee of $17,500 and maintenance fees of $1,500 per month, also exist under the Credit Facility. A commitment fee of $75,000 (being amortized over the three years) was also paid by the Company. The balance outstanding under the Credit Facility at July 27, 2002 was $3,261,000 and is presented as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration clause and a Lock-Box Arrangement", since the Company's daily receipts are used to reduce the outstanding balance under the revolving credit facility.

Wells Fargo has a senior security interest in all of the Company's assets. The Credit Facility provides Wells Fargo with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). The Credit Facility also contains certain financial covenants, with which the Company was in compliance at July 27, 2002.

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

3. Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the thirty-nine weeks ended July 27, 2002 and July 28, 2001 was $550,000 and $800,000, respectively. Advertising expense for the third quarter of fiscal 2002 and 2001 was $100,000 and $240,000, respectively.

4. Income (Loss) Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the thirty-nine and thirteen weeks ended July 27, 2002 and July 28, 2001 was computed based on the weighted average number of common shares outstanding. For the thirty-nine weeks ended July 27, 2002, common equivalent shares relating to stock options aggregating 93,313 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. No common equivalent shares relating to stock options were included in the weighted average number of shares outstanding for the diluted earnings per share computation for the thirty-nine weeks ended July 28, 2001 and also the thirteen weeks ended July 27, 2002 and July 28, 2001, as their effect was antidilutive.

Commencing January 1, 2001, the conversion price of the Company's preferred stock was $1.2333. In June 2002, 48 shares of preferred stock were converted to 38,920 shares of the Company's common stock by a preferred shareholder. As a result, 5,910 and 17,535 shares of common stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the thirty-nine and thirteen weeks ended July 27, 2002, respectively. Common equivalent shares of 670,559, relating to the conversion of the remaining outstanding preferred stock, were included in the weighted average number of common shares outstanding for the diluted earnings per share calculation for the thirty-nine weeks ended July 27, 2002 and were not included for the earnings per share calculation for the third quarter of fiscal 2002 as their effect was antidilutive. Common equivalent shares (of 551,817 weighted for only seven months of the nine months ended July 28, 2001, and 709,479 for the third quarter of fiscal 2001) relating to the conversion of preferred stock for the nine and three month periods ended July 28, 2001 were not included in the weighted average number of common shares outstanding for the diluted earnings per share computation as their effect was antidilutive.

In June 2002, 15,000 warrants to purchase the Company's common stock were exchanged for 2,772 shares of common stock, effected under a cash-less exercise. As a result, 457 and 1,371 shares were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the thirty-nine and thirteen weeks ended July 27, 2002, respectively.

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

For the nine months ended July 27, 2002, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $275,000 (41% effective tax rate). For the third quarter of fiscal 2002 and fiscal 2001, the Company recorded an income tax equivalent benefit of $45,000 (36% effect tax benefit) and 115,000 (21% effective tax benefit), respectively. The income tax equivalent provision will not affect the Company's tax liability and does not require a cash payment.

6. Retail Store Expansion

In fiscal 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. The new store opened in April 2001. Results of operations from this new store have been included in the Company's results of operations for the thirty-nine and thirteen weeks ended July 27, 2002 and July 28, 2001. The results of operations for the thirty-nine weeks ended July 28, 2001 also included pre-opening expenses as the store opened in mid-April 2001. This is the Company's ninth store and is the fifth opened since its public offering, completed in April 1998.

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

Thirty-Nine and Thirteen Weeks Ended July 27, 2002 as Compared to Thirty-Nine and Thirteen Weeks Ended July 28, 2001

Net Income (Loss). The Company's pretax income for the nine months ended July 27, 2002, significantly increased to $675,000 as compared to a pre-tax loss of $247,000 for the same period last year. Net income for the nine months ended July 27, 2002 increased to $400,000 as compared to a net loss of $247,000 for the same period last year. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 131% to $1,626,000 as compared to EBITDA of $705,000 for the same period last year.

The Company significantly reduced its pre-tax third quarter loss for fiscal 2002 to $126,000 from a pre-tax loss of $537,000 for the same quarter last year. The net loss for the third quarter of fiscal 2002 was substantially reduced to $81,000, as compared to $422,000 for the same quarter last year. EBITDA for the third quarter of fiscal 2002 substantially increased to $189,000, as compared to a loss before interest, taxes depreciation and amortization of $150,000 for the same quarter last year.

The net income for the nine months ended July 27, 2002 and the net loss for the third quarter of fiscal 2002, were negatively impacted by operating losses of approximately $185,000 and $35,000, respectively, relating to the Company's newest Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000 and from the Company's website, also launched in October 2000. The net loss for the same nine and three month periods in 2001, was increased by $520,000 and $100,000, respectively, relating to both pre-opening expenses (before April
2001) and operating losses from new stores and the website.

In the third quarter of fiscal 2002, the Company received $50,000 from a vendor, to be used for general operating purposes relating to one of the Company's stores. This amount was presented as Interest and Other Income in the Company's unaudited Statements of Operations for the nine and three-month periods ended July 27, 2002.

The Company's net income for the nine months ended July 27, 2002 and July 28, 2001 included advertising expenses of $550,000 and $800,000, respectively. The Company's third quarter of fiscal 2002 included advertising expenses of $100,000 as compared to $240,000 for the same quarter last year. While net advertising expense has declined for the nine and three months ended July 27, 2002, as compared to the same periods last year, the Company's advertising presence has not diminished.

Results of operations for the nine months ended July 27, 2002 and July 28, 2001 also included depreciation and amortization expense of $697,000 and $726,000, respectively. Results of operations for the third quarter of fiscal 2002 and 2001 included depreciation and amortization of $230,000 and $289,000, respectively.

The Company recorded an income tax equivalent provision for the nine months ended July 27, 2002 of $275,000 (41% effective tax rate). In the third quarter of fiscal 2002 and fiscal 2001, the Company recorded an income tax equivalent benefit of $45,000 (36% effective tax benefit) and $115,000 (21% effective tax benefit), respectively. The income tax equivalent provision will not affect the Company's tax liability and does not require the use of cash.

Revenues. For the nine months ended July 27, 2002, net sales aggregated $32,368,000, an increase of $2,842,000 or approximately 9.6% from the same period last year. For the third quarter of fiscal 2002, net sales aggregated $9,583,000, an increase of $745,000 or approximately 8.4% from the same quarter last year.

Comparable store sales results for the third quarter of fiscal 2002 increased over $750,000 or approximately 8.5% from the same quarter last year. Comparable store sales for the first nine months of fiscal 2002 increased over $970,000 or approximately 3.3% from the same period last year.

Overall net sales benefited significantly from the new Eatontown, New Jersey store opened in April 2001, which has exceeded management's expectations in sales and store profitability. Additionally, overall and comparable store sales benefited from the rebound in sales of our totally renovated flagship store on 45th Street in Midtown Manhattan and the continued strong sales growth of the Company's Greenvale/Roslyn, Long Island store and the store located within ABC Carpet and Home in lower Manhattan. The Company's two Bang & Olufsen retail showrooms have also experienced strong sales increases for the third quarter of fiscal 2002, as compared to the same quarter last year. Finally, the Company's Harvey stores in Mount Kisco, New York and Greenwich, Connecticut, which had experienced declines in sales for the first six months of fiscal 2002, have also rebounded in sales in the third quarter of fiscal 2002, as compared to the same quarter last year, primarily due to personnel changes and additional localized advertising efforts, as implemented by management.

Customer demand continues to be strong for new digital video products including plasma flatscreen, LCD flat panel, high-definition televisions, DVD and related custom home installations. Custom installation projects continue to increase and accounted for approximately 50% of net sales for the first nine months of fiscal 2002, as compared to approximately 39% of net sales for the same nine-month period in fiscal 2001. Custom installation sales, including both equipment sales and labor income, increased 42.6% to $16,262,000 for the first nine months of fiscal 2002, as compared to $11,405,000 for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

The Company's marketing efforts remained significant, and we believe these efforts continued to drive sales for the first nine months of fiscal 2002. These efforts included radio, newspaper, cable and network television, direct mail and catalog advertisements, and the continued promotion of the Company's website, www.harveyonline.com.

Costs and Expenses. Total cost of goods sold for the nine months ended July 27, 2002 increased $1,509,000 or 8.3% from the same period last year. Cost of sales for the third quarter of fiscal 2002 increased $325,000 or 6.0% from the same quarter last year. This was primarily related to the increase in sales as noted above and from an increase in the gross margin.

The gross profit margin for the nine months ended July 27, 2002 increased to 39.5% as compared to 38.8% for the same period last year. The gross profit margin for the third quarter of fiscal 2002 increased to 39.5% as compared to 38.1% for the same quarter last year.

The gross profit margin increases were achieved despite a continuing shift in business towards video products, which generally have lower margins. Video product sales for the first nine months of fiscal 2002, accounted for approximately 43% of net sales as compared to approximately 35% of net sales in fiscal 2001, or an increase of approximately 23%. For the third quarter of fiscal 2002 and fiscal 2001, these percentages were nearly equivalent to the aforementioned nine-month results. The reduction in margin from this shift in product sales was offset by several factors. The new digital and flat screen video products are sold at higher margins (and higher prices) than analog, commodity televisions. Further, the Company has been successful in bundling the sale of new video products with the sale of higher margin audio and home theater components, including furniture, accessories and custom installation labor. Custom installation labor income increased by approximately 30% for the nine and three month periods of fiscal 2002 as compared to the same periods in fiscal 2001.

Selling, general and administrative expenses ("SG&A expenses") increased 3.8% or $434,000 for the nine months ended July 27, 2002, as compared to the same period last year. SG&A expenses for the third quarter of fiscal 2002 increased 2.2% or $83,000 from the same quarter last year.

Comparable SG&A expenses for the nine months ended July 27, 2002 increased by approximately $96,000 or less than 1% from the same period last year. Comparable SG&A expenses for the third quarter of fiscal 2002 increased by $87,000 or 2.3% from the same quarter last year.

The overall increase in SG&A expenses was primarily due to the increase in costs relating to the new Eatontown, New Jersey store, which opened in April 2001. Overall and comparable SG&A expenses also increased from additional payroll and payroll related costs, insurance expense, occupancy costs, credit card fees, professional fees, incentive bonuses and various other store-operating expenses, offset by reduced net advertising expense.

Interest expense for the nine months ended July 27, 2002 increased 12.9% or $29,000 as compared to the same period last year. Interest expense for the third quarter of fiscal 2002 decreased 12.6% or $12,000 as compared to the same quarter last year. The overall nine-month increase was primarily due to the additional borrowings from the Company's Credit Facility in fiscal 2001, which was used to fund the Company's retail store expansion, renovation and website, offset by a reduction in the overall effective borrowing rate. Additionally, the increased expense is due to amortization of warrants issued to the Company's lender and from the amortization of the commitment fee paid by the Company to its lender, relating to the increase and extension of the Credit Facility. Such amortization was recorded for the entire nine months of fiscal 2002 as compared to only seven months of the nine months ended July 28, 2001. The reduction of interest expense in the third quarter of fiscal 2002, as compared to the same quarter in fiscal 2001, was primarily due to a reduction in the overall effective borrowing rate.

Liquidity and Capital Resources

At July 27, 2002 and October 27, 2001, the Company's ratio of current assets to current liabilities was .97 and .84, respectively. The Company had negative working capital of $281,000 and $1,416,000 at July 27, 2002 and October 27, 2001, respectively. However, it is important to note that at July 27, 2002 and October 27, 2001, the Company's outstanding balances on its Credit Facility ($3,261,000 and $3,442,000, respectively) were classified as current liabilities, despite the three-year term of the Company's Credit Facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Financial Statements for details).

The increase in the Credit Facility, in fiscal 2001, was necessary to fund retail store expansion, renovation and the Company's website. The improvement in the current ratio at July 27, 2002 was positively impacted by the Company's nine-month pre-tax income. Other factors primarily improving working capital, included the reduction of the Credit Facility and accounts payable, and an increase in inventory and prepaid expenses, offset by a decrease in accounts receivable

Net cash provided from operations for the nine months ended July 27, 2002 was $402,000 as compared to net cash used in operations of $84,000 for the same period last year. The improvement in cash provided from operations for the first nine months of fiscal 2002 was primarily due to additional pre-tax income ($922,000), a decrease in accounts receivable ($205,000) and an increase in accounts payable ($563,000), partially offset by an increase in inventory ($1,057,000) and an increase in prepaid expenses and other current assets ($182,000).

Net cash used in investing activities was $75,000 for the nine months ended July 27, 2002, as compared to net cash used of $1,442,000 for the same period last year. Net cash used for the purchases of property and equipment and website enhancements was $77,000 for the nine months ended July 27, 2002 as compared to $1,447,000 for the same period last year. Additions for the first nine months of fiscal 2001 related primarily to furniture, fixtures, computer equipment, website improvements and leaseholds relating to the new store openings and for the renovation of the Company's 45th Street store in Midtown Manhattan.

Net cash used in financing activities was $340,000 for the nine months ended July 27, 2002, as compared to net cash provided from financing activities of $1,513,000 for the same period last year. Financing activities for the nine months ended July 27, 2002 included net payments of $181,000, reducing the Credit Facility, preferred stock dividends paid of $74,000, principal payments on capital leases of $63,000 and note payable payments of $22,000. Financing activities for the first nine months of fiscal 2001 included net borrowings of $1,874,000 from the Credit Facility, preferred stock dividend payments of $108,000, payments on capital leases of $168,000, note payable payments of $10,000 and a $75,000 commitment fee relating to the increase and extension of the Credit Facility.

The Company has a three-year revolving line of credit facility ("Credit Facility") with Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company can borrow up to $7 million based upon a lending formula (as defined) calculated on eligible inventory. The Credit Facility expires November 30, 2002. The interest rate on all borrowings under the Credit Facility is one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2002. At September 10, 2002, there was $3,448,000 in outstanding borrowings under the Credit Facility, with approximately $2,100,000 available to borrow under the Credit Facility.

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

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. 875 shares of preferred stock were originally issued by the Company. In June 2002, 48 shares of preferred stock were converted to 38,920 shares of the Company's common stock by a preferred shareholder. At July 27, 2002, 827 shares of Preferred Stock were issued and outstanding. The Company's remaining Preferred Stock is convertible into 670,559 shares of common stock.

In fiscal 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. This store opened in April 2001 and is the Company's ninth. Capital expenditures, including inventory, necessary to operate this new retail store approximated $1,500,000.

The Company does not plan to open any new retail stores in fiscal 2002. The Company is in the process of partially renovating its Harvey retail store within ABC Carpet and Home in lower Manhattan, with assistance from its landlord, and the additional costs to the Company will not be material. No other material capital expenditures, improvements or purchases of equipment or other assets are planned for the remainder of fiscal 2002. The Company's expansion plan, if any, for fiscal 2003 has not been developed at this time, as the economic outlook remains uncertain.

The Company intends to continue its advertising campaign in fiscal 2002 and fiscal 2003, primarily with print, radio and direct mail.

The Company's website gives it customers access to one of Harvey's upscale retail showrooms or offers its customers a private in-home consultation through the convenience of the Internet. The anticipated costs of maintaining and improving the website are not expected to be material for 2002.

In March 2001, the Company engaged Porter, LeVay & Rose, Inc. ("PL&R") as its investor relations' advisor. The Company's goal in engaging PL&R was to heighten its visibility as the Company pursued its business strategy and selective expansion. For one year, the Company's management met with many brokers, investors, shareholders and analysts. The recurrent theme in almost all meetings was that while the Company's niche and reputation are excellent, Harvey was just too small to garner any significant attention. Because of this, the Company's Board of Directors decided that the services of an investor relations' advisor would currently not be needed, and as a result, the Company discontinued the services from PL&R effective May 1, 2002.

Management believes that cash on hand, cash flow from operations and funds made available under the Credit Facility with Wells Fargo, will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.

                           PART II. OTHER INFORMATION

Items 1 and 3 were not applicable in the third quarter ended July 27, 2002.

Item 2.  Changes in Securities and Use of Proceeds

In June 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's common stock by one of the Company's five preferred shareholders.

Additionally, in June 2002, 15,000 warrants to purchase the Company's common stock were exchanged for 2,772 shares of common stock, effected under a cash-less exercise, by the Company's prior investor relations advisor, Porter, LeVay & Rose, Inc.

As a result of the above transactions, the number of common shares issued and outstanding at July 27, 2002 was 3,324,525.

Item 4. Submission of Matters to a Vote of Security Holders

On July 2, 2002, the Company's shareholders at an Annual Meeting (i) elected Franklin C. Karp (2,858,373 shares in favor, 201,701 shares against), Joseph J. Calabrese (2,858,373 shares in favor, 201,701 shares against), Michael E. Recca (2,853,573 shares in favor, 206,501 shares against), Frederic J. Gruder (2,858,373 shares in favor, 201,701 shares against), Jeffrey A. Wurst (2,858,373 shares in favor, 201,701 shares against), and William F. Kenny, III (2,858,373 shares in favor, 201,701 shares against) as directors of the Company and (ii) ratified the appointment of BDO Seidman, LLP, the Company's independent auditors for the year ending October 26, 2002 (3,046,924 shares in favor, 7,468 shares against and 5,682 shares abstained).

Item 5. Other Information

On September 6, 2002 the Company received a notice from NASDAQ stating that the Company was not in compliance with Rule 4310 (c)(4), for failing to maintain a closing bid price of $ 1.00 per share for thirty consecutive trading days. Pursuant to Rule 4310 (c)(8)(D), the Company has 180 calendar days, until March 5, 2003, to regain compliance by having the closing bid price equal or exceed $1.00 per share for 10 consecutive trading days. Management believes that the improved results of the third quarter and the nine-months ended July 2002 will enable the Company to regain compliance.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit Number     Description
         --------------     -----------

         Exhibit 99.1       Certification of Franklin C. Karp, President

         Exhibit 99.2 Certification of Joseph J. Calabrese, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of fiscal 2002.




Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 10, 2002.



                            Harvey Electronics, Inc.

                            By:/s/ Franklin C. Karp
                               --------------------
                               Franklin C. Karp
                               President



                            By:/s/ Joseph J. Calabrese
                               -----------------------
                               Joseph J. Calabrese
                               Executive Vice President, Chief
                               Financial Officer, Treasurer &
                               Secretary



I, Franklin C. Karp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harvey Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 10, 2002


                                                       /s/ Franklin C. Karp
                                                       --------------------
                                                       President



I, Joseph J. Calabrese, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harvey Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002


                                                /s/ Joseph J. Calabrese
                                                -----------------------
                                                Executive Vice President, Chief
                                                Financial Officer, Treasurer &
                                                Secretary