Form 10-K
period 2002-10-26
HARVEY ELECTRONICS INC
filed 2003-01-24
CIK 46043

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                    Form 10-K

[X] Annual  Report Under Section 13 or 15(d) of The  Securities  Exchange
    Act of 1934

                   For the fiscal year ended October 26, 2002

  Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _____________ to _______________

                           Commission File No. 1-4626

                            Harvey Electronics, Inc.
                         (Name of issuer in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X. ] No[ ]

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 2, 2003; Common Stock 3,324,525 shares.

As of January 2, 2003, the aggregate market value of the registrant's common stock held by nonaffiliates computed by reference to the price at which the stock was sold was $3,466,505. The shares are currently traded on the NASDAQ SmallCap Market under the symbols "HRVE" for the Common Stock and "HRVEW" for the Warrants to purchase Common Stock.



                                TABLE OF CONTENTS


PART 1
         Item 1. Business
         Item 2. Properties
         Item 3. Legal Proceedings
         Item 4. Submission of Matters to a Vote of Security Holders

PART II
         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
         Item 6. Selected Financial Data
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 7a. Quantitative and Qualitative Disclosures About Market Risk
         Item 8. Financial Statements and Supplementary Data
         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

         Item 10. Directors and Executive Officers of the Registrant
         Item 11. Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management
         Item 13. Certain Relationships and Related Transactions
         Item 14. Controls and Procedures

PART IV
         Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX
         Ex-23 Consent of BDO Seidman, LLP
         Ex-23.1 Consent of Ernst and Young, LLP
         Ex-99.1 Section 906 Certification - President
         Ex-99.2 Section 906 Certification - CFO
         Ex-99.3 Section 302 Certification - President
         Ex-99.4 Section 302 Certification - CFO


Part I

In  this  Annual  Report  on  Form  10-K,  the  "Company,"   "Harvey",   "Harvey
Electronics", "we," "us," and "our" mean Harvey Electronics, Inc.

This Annual Report on Form 10-K contains forward-looking statements regarding Harvey's performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially. This report, and especially the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations," contains a discussion of some of the factors that could contribute to those differences.

In prior fiscal years, the Company had been a small business issuer, filing its audited annual report on Form 10-KSB in accordance with Regulation S-B of the Securities and Exchange Act of 1934, as amended. In fiscal 2002, the Company is required to file its audited financial statements in accordance with Regulation S-X of the Securities and Exchange Act of 1934, as amended.

Item 1. Business.

General

Harvey Electronics is engaged in the retail sale, service and custom installation of high quality audio, video and home theater equipment. The equipment includes high fidelity components and systems, digital versatile disc players ("DVD"), high definition television ("HDTV"), direct view projection, plasma flat-screen and LCD flat panel television sets, audio/video furniture, digital satellite systems, conventional telephones, service contracts and related accessories. The Company has been engaged in this business in the New York Metropolitan area for seventy-six years. The Company currently operates nine locations; seven Harvey specialty retail stores and two Bang & Olufsen branded stores. There are two Harvey locations in Manhattan and five suburban locations in Paramus, New Jersey; Mt. Kisco, in Westchester; Greenwich, Connecticut; Greenvale/Roslyn, on the north shore of Long Island, and in Eatontown, New Jersey. The Bang & Olufsen branded stores are located in Union Square at Broadway and 21st Street, in Manhattan, and in Greenwich, Connecticut on Greenwich Avenue.

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


Sale of Common Stock and Warrants in Public Offering

In fiscal 1999, the Company completed an issuance of its common stock and common stock warrants in a public offering (the "Offering"). The Offering was co-managed by The Thornwater Company, L.P., which sold 1,200,000 shares of the Company's common stock of which 1,025,000 shares were sold by the Company and 175,000 shares by Harvey Acquisition Company, LLC ("HAC"). 2,104,500 of Warrants ("Warrants") to acquire additional shares of the Company's common stock were also sold by the Company. The net proceeds from the Offering, approximately $4.1 million, were used to open three new retail stores and for general working capital purposes.

The net proceeds from the Offering were also used to repay temporarily the Company's credit facility of approximately $2.3 million and to retire the principal ($350,000) and interest ($48,000) of a term loan.

Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price, through March 31, 2003. The Warrants are redeemable (at $0.10 per warrant), at the Company's option, if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share or $7.50.

Products

The Company offers its customers a wide selection of high-quality consumer audio, video and home theater products, the distribution of which is limited to specialty retailers (generally referred to in the industry as "esoteric brands"). The Company is one of the country's largest retailers of "esoteric brands" manufactured by Bang & Olufsen, Crestron, Lexicon, Linn, Marantz, McIntosh, NAD, Vienna Acoustics, Sonus Faber, Kef, Krell, Loewe, Martin Logan and Fujitsu. Many of these vendors' products have been sold by the Company for a number of years. The Company believes that it benefits from strong working relationships with these manufacturers. See below, for a discussion about Bang & Olufsen.

For the fiscal year ended October 26, 2002, the Company's audio product sales represented approximately 50% of the Company's net sales and yielded gross
profit  margins  of  approximately   40%.  The  Company's  video  product  sales
represented approximately 42% of the Company's net sales and yielded gross profit margins of approximately 29%. The Company also provides installation services for the products it sells. Custom installation, as commonly referred to in the industry includes both equipment sales and labor income. Custom installation of both equipment and related labor accounted for approximately 51% of the Company's net sales in fiscal 2002. The labor portion of custom installation presently represents approximately 8% of net sales, while the equipment portion accounting for 43% of net sales. The Company also sells extended warranties on behalf of third party providers. Sales of extended warranties which yielded a gross profit margin in excess of 57%, and represented approximately 1% of the Company's net sales.

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

Fiscal Year Ended October                26, 2002      27, 2001      28, 2000      30, 1999      31, 1998
                                       ----------------------------------------------------------------------

Audio Components                                31%           39%           43%           49%           52%
Mini Audio Shelf Systems                         5             6             7             8             7
TV and Projectors                               39            30            25            18            17
VCR/DVD/DSS                                      6             8             7             7             7
Furniture                                        5             5             5             5             4
Cable and Wire                                   5             5             5             5             5
Accessories                                      7             6             6             6             6
Extended Warranties                              1             -             1             1             1
Miscellaneous                                    1             1             1             1             1
                                       ----------------------------------------------------------------------
                                               100%          100%          100%          100%          100%
                                               ====          ====          ====          ====          ====

The percentage of sales by each product category is affected by promotional activities, consumer preferences, store displays, the development of new products and elimination or reduction of existing products and, thus, a current sales mix may not be indicative of the future sales mix.

The Company believes that it is well positioned to benefit from advances in technologies because new technologies tend to be expensive when first introduced and the Company's target customers desire and can afford such products. New technologies, such as HDTV, plasma flat-screen and LCD flat panel televisions were recently introduced. The plasma flat-screen or LCD flat panel television allows a small or large screen television to be only four inches wide from front to back. This allows the set to be far less obtrusive and more easily integratable into the home. High definition television has significantly improved picture quality.

The Company intends to continue its recent emphasis on custom installation (representing 51% of net sales in fiscal 2002), which can extend from a single room audio/video system to an entire house with a combined selling price of installation, labor and product from about $5,000 to in excess of $100,000. The Company believes custom installation provides the opportunity to bundle products and increase margins. For example, rather than just selling a television with an approximate gross profit margin of 29%, custom installation enables the Company to sell to the same customer speakers at a margin exceeding 40%, accessories at a margin approximating 48% and installation labor with margins of over 69%. In fiscal 2003, the Company will continue to expand its merchandising efforts to include in-home lighting systems and distributed in-home cabling for the integration of computer networks, entertainment systems and other related services.

Based on customers' desires, custom installation projects frequently expand on-site. A single room home theater, for example, during the course of the installation can grow into a multi-room system with increased margins.

Offering custom installation affords the Company a unique selling opportunity because it may not be available at mass merchants and can generate repeat customers and customer referrals. Due to the complexity of the installation provided by the Company, customers generally remain with the Company, providing the opportunity to sell upgrades to existing customers. The recent introduction of digital video products, network cabling, in-home lighting systems, as well as other emerging technologies, present significant opportunities for such upgrades.

Operations

Supplies, Purchasing and Distribution

The Company purchases its products from approximately eighty manufacturers, ten of which accounted for approximately 63% of the Company's purchases for the fiscal year ended October 26, 2002. These ten manufacturers are Bang & Olufsen, Fujitsu, Loewe, Marantz, Monster Cable, Panasonic, Pioneer Elite, Runco, Sharp and Sony. Fujitsu accounted for more than ten (10%) percent of the Company's purchases for the fiscal year ended October 26, 2002, and Bang & Olufsen, Marantz, Panasonic, Sharp and Sony each accounted for more than five (5%) percent of purchases for such period.

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

Bang & Olufsen ("B&O") products have been sold by the Company since 1980. As B&O focuses on developing B&O licensed stores ("Branded Stores") throughout the world, its products are available only in Branded Stores.

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

Due to the Company's strong relationships with many of its suppliers and its volume of purchases, the Company has also been able to obtain additional manufacturers' rebates based on volume buying levels. On occasion, the Company has been able to negotiate favorable terms, such as extended payment terms, additional cooperative advertising contributions or lower prices, on large purchases. In addition to being a member of a consumer electronics industry buying group called Home Theater Specialists of America (HTSA), the Company is also a member of Professional Audio Retailers Association (PARA) and Custom Electronics Design Installation Association (CEDIA), both of which provide the Company with additional training in sales and technology.

Purchases are received at the Company's 11,800 square foot warehouse located in Fairfield, New Jersey. Merchandise is distributed to the Company's retail stores at least twice a week (and more frequently, if needed), using the Company's employees and equipment.

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

The Company historically has not had material losses of inventory and does not experience material losses due to cost and market fluctuations, overstocking or technology. The Company maintains specific and general inventory reserves aggregating $130,000, $105,000 and $60,000, for fiscal years 2002, 2001 and
2000, respectively. The Company's inventory turnover for fiscal years 2002, 2001 and 2000 was approximately 3.4, 3.4, and 3.6 times, respectively.

Sales and Store Operations

Retail sales are primarily made for cash or by major credit cards. Revenues are recorded by the Company when the product or service is delivered or rendered to customers. Customer deposits are recorded as liabilities until the product is delivered, at which time a sale is recorded and the liability for the customer deposit is relieved.

In addition, customers who qualify can obtain longer term financing with a Harvey credit card, which the Company makes available to its customers. The
Harvey credit cards are issued by two unrelated finance companies. All transactions with these unrelated finance companies are without recourse to the Company. The Company also periodically, as part of its promotional activities, offers manufacturer, (i.e., Mitsubishi), sponsored financing to its customers.

Each store is operated by a store manager and a senior sales manager. Store managers report to a Vice President of Operations who oversees all sales and store operations, and who is further responsible for sales training and the hiring of all retail employees. Every Company store has in-home audio/video specialists who will survey the job site at a customer's home, design the custom installation and provide a cost estimate. Each store independently services its custom installations through a project manager and experienced installers employed at the store. The Company's stores are aided by the Company's Director of Custom Installation, for more difficult and technical projects. All stores are staffed with professionally trained salespeople and warehouse personnel. Salespeople are paid a base salary plus commission based on gross margins.

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

The Company offers an extended warranty contract for most of the audio, video and other merchandise it sells, which provides coverage beyond the manufacturer warranty period. Extended warranties are provided by an unrelated insurance company on a non-recourse basis to the Company. The Company collects the retail sales price of the extended warranty contract from customers and remits the customer information and the cost of the contract to the insurance company. Sales of extended warranty contracts represent approximately 1% of the Company's net sales. The warranty obligation is solely the responsibility of the insurance company.

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

Many of the competitors sell a broader range of electronic products, including computers, camcorders and office equipment, and many have substantially larger sales and greater financial and other resources than the Company. The Company competes by positioning itself as a retailer of high quality limited distribution audio and video products and, more importantly, by offering upscale sophisticated custom installations, which are not generally offered by all of the mass merchants.

Very few, if any, of the audio products sold by the Company, other than Bose and certain Sony products, radios and other portable products, are available at the mass merchants. Of the major video brands sold by the Company, generally only Samsung, Sony, Panasonic and Mitsubishi televisions are sold by the mass merchants. In many of these cases, the Company sells models which are not sold by the mass merchants.

The Company seeks to reinforce its positioning by displaying its products and custom installation services in customized movie theaters built within the home and in lifestyle home vignettes in an attractive and pleasing store environment and by offering personalized service through trained sales personnel who are fully familiar with all of the Company's products. Additionally, the Company differentiates itself by offering programming capabilities that address complex technological integration issues and ultimately give the consumer easy remote control access to multiple devices.

Internet Website

In fiscal 2000, the Company launched its new website, www.harveyonline.com, to support the continued growth of its exclusive consumer electronics and custom home theater installation showrooms. The website was designed to extend Harvey's extraordinary in-store experience onto the Internet as a vehicle to increase customer traffic at the Company's retail locations. On-line sales, which are insignificant, are available seven days a week, twenty-four hours a day, and are a secondary goal of the website. Harvey customers can order on-line within the Company's trading area in the metropolitan New York marketplace.

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

Advertising

The Company believes it has a strong and important brand in its marketplace. The Company strives to promote its superior products and sophisticated services in its advertising campaign to both men and women.

Currently, the Company has radio, direct mail, print advertising and the Internet with www.harveyonline.com, the Company's website, to promote its brand.

The Company currently uses large, frequent print advertising, emphasizing image, products, and technology in the New York Times, New York Times Magazine, Newsday, Bergen Record, Greenwich Times, The Journal News, Asbury Park Press, and the Gannett Suburban News. The Company also distributes direct mail advertising several times a year to reach its customer database of over 70,000. Some of the direct mail promotions are for specific manufacturers, products, or technology, and are supported, in part, by the manufacturers. Radio advertising is currently running on the two most listened to news stations on AM radio, within the Company's market.

All  advertising   consistently  offers  attractive  financing  alternatives  on purchases on credit without interest for an extended period of time.

The following table shows the Company's gross advertising costs and net advertising expense as a percentage of net sales for the periods presented. Net advertising expense represents gross advertising cost less market development funds, cooperative advertising and other promotional amounts received from the manufacturers.

Fiscal Year Ended October               26, 2002       27, 2001       28, 2000       30, 1999       31, 1998
                                     ---------------------------------------------------------------------------

Gross advertising costs                   $2,665,000     $2,864,000     $2,701,000     $1,220,000        $962,000
Net advertising expenses                     632,000      1,206,000        934,000        227,000         233,000
Percentage of net sales                          1.5%           3.3%           2.7%           1.1%            1.3%

The Company has retained an outside advertising agency that is paid a monthly retainer of $17,000 plus approved expenses.

Licenses and Intellectual Properties

The Company owns two registered service marks. "HARVEY ELECTRONICS," issued in June 1982, is registered for International Class 42, which includes retail store services in the field of audio, video, consumer electronics, home theater products and custom installation of home theater products. "Not Your Ordinary Electronics Store", issued in July 2002 is registered for International Class 35, which is for advertising, business management, business administration and office functions. The Company believes that the service mark HARVEY ELECTRONICS has significant value and is important in marketing the Company's products and services.

Employees

As of October 26, 2002, the Company employed approximately 157 full-time employees of which 17 were management personnel, 16 were administrative personnel, 63 were salespeople, 18 were warehouse workers and 43 were engaged in custom installation.

Of the salespeople, warehouse workers, and installation staff, 107 people are covered by a collective bargaining agreement with the Company, which expires August 1, 2003. The Company has never experienced a material work stoppage and believes that its relationships with its employees and the union are satisfactory.

Item 2. Properties

All of the premises the Company presently occupies are leased. Management believes that the Company's facilities are adequate and suitable for its present business. The Company believes that adequate locations are available for its proposed expansion.

The Company leases approximately 3,900 square feet at 205 Chubb Avenue, Lyndhurst, New Jersey, which the Company uses as its corporate office at approximately $30,000 per year. This office space is under lease through January 2006. The Company also leases an 11,800 square foot warehouse in Fairfield, New Jersey at approximately $94,000 per year, pursuant to a lease, which expires November 2005.

The Company leases the following retail premises:

                                           Expiration                        Approximate
                                             Date of                           Selling
                                             Current          Renewal           Square            Rent
                Location                  Annual Lease        Options           Footage          Expense
  ------------------------------------- ----------------- --------------- ----------------- ---------------

  2 West 45th Street                       6/30/2005           None             7,500          $  587,000
  New York, NY

  556 Route 17 North                       6/30/2015           None             7,000          $  294,000
  Paramus, NJ

  888 Broadway                            12/31/2003           None             4,000          $  473,000
  at 19th St.
  New York, NY
  (within ABC Carpet & Home)

  19 West Putnam Ave.                      9/30/2006         5 years            5,300          $  304,000
  Greenwich, CT

  44 Glen Cove Road                        8/15/2008           None             4,600          $  195,000
  Greenvale, NY

  115 Main St.                             8/31/2008           None             3,500          $   75,000
  Mt. Kisco, NY

  973 Broadway                            12/31/2005          5 year            1,500          $  128,000
  New York, NY
  (Bang & Olufsen Branded Store)

  86 Greenwich Ave.                        6/30/2005         5 years            1,500          $  108,000
  Greenwich, CT
  (Bang & Olufsen Branded Store)

  57 Route 36 West                         1/01/2011         10 years           6,500          $  184,000
  Eatontown, NJ


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

There are old outstanding disputed tax claims of approximately $52,000 which were made against the Company during its Chapter 11 proceeding. The Company has provided reserves of $40,000 for such taxes, which the Company believes to be adequate. However, there can be no assurance that the reserve will be sufficient to cover these tax claims.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

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

The following table indicates the quarterly high and low stock prices for fiscal years 2002 and 2001:

                                        High              Low
                                  ----------------- ----------------
Fiscal Year 2002
----------------
January 26, 2002                      $1.95              $.65
April 27, 2002                         1.65              1.10
July 27, 2002                          1.59               .71
October 26, 2002                       1.10               .65

Fiscal Year 2001
----------------
January 27, 2001                       1.625              .75
April 28, 2001                         1.50               .75
July 28, 2001                          1.50              1.00
October 27, 2001                       1.27               .55

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

Common Stock

The Company is authorized to issue 10,000,000 shares of Common Stock with a par value of $0.01 per share. As of January 2, 2003, 3,324,525 shares are outstanding and held by approximately 1,600 shareholders of record.

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

Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. As of January 2, 2003, 827 shares of Preferred Stock were issued and outstanding and were held by four holders of record.

The Preferred Stock may be issued from time-to-time without stockholder approval in one or more classes or series. A holder of the Preferred Stock is not entitled to vote except as required by law.

Dividends on the Preferred Stock are cumulative from the day of original issuance, whether or not earned or declared. In the event the Board of Directors declares dividends to be paid on the Preferred Stock, the holders of the Preferred Stock will be entitled to receive semiannual dividends at the rate of eighty-five ($85) dollars per share payable in cash on the last business day of June and December in each year. For calendar year 1997, the Company elected to defer payment of the dividends over a three-year period. The preference rate for calendar year 1997 was $105 per share, with interest at the rate of 8.5% per annum. The installments relating to the 1997 dividends have been paid in full by the Company as of October 26, 2002. Total Preferred Stock dividends of $74,151, $107,603 and $110,206 were paid in fiscal years 2002, 2001 and 2000, respectively. In addition, no dividend shall be paid, or declared, or set apart for payment upon, and no other distribution shall at any time be declared or made in respect of, any shares of Common Stock, other than a dividend payable solely in, or a distribution of, Common Stock, unless full cumulative dividends of the Preferred Stock for all past dividend periods and for the then current dividend period have been paid or have been declared and a sum sufficient for the payment thereof has been set apart.

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

Commencing January 1, 2001, the conversion price of the Company's Preferred Stock was $1.2333 and thus convertible into 670,559 shares of Common Stock, (calculated from the closing bid price of the Common Stock over the 45 trading days preceding January 1, 2001). 875 shares of Preferred Stock were originally issued by the Company. In June 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's Common Stock by a preferred shareholder.

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

Item 6. Selected Financial Data (amounts in thousands, except per share and number of stores data)

Set forth below is selected financial and operating data for each of the five years ended October 26, 2002. The selected statement of operations and balance sheet data for each of the five years ended October 26, 2002 have been derived from our audited financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10K.

                                                 Fiscal Year     Fiscal Year     Fiscal Year     Fiscal Year     Fiscal Year
                                                    Ended           Ended          Ended           Ended           Ended
                                                 October 26,      October 27,    October 28,     October 30,     October 31,
                                                     2002            2001            2000            1999            1998
                                               ------------------------------------------------------------------------------

Net sales                                      $    41,506     $    36,687     $    34,355     $    21,386     $    17,262
Cost of sales                                       25,153          22,552          20,813          13,082          10,646
                                               ---------------------------------------------------------------------------
Gross profit                                        16,353          14,135          13,542           8,304           6,616
Gross profit percentage                               39.4%           38.5%           39.4%           38.8%           38.3%
Interest expense                                       359             340             218             179             224
Selling, general and administrative expenses        15,806          15,128          12,856           9,043           6,756
Other income                                           116              83              34              72              70
Stock compensation expense                            --              --              --              --               297
Financial advisory and consulting fee to
   underwriter                                        --              --              --              --               124
Costs associated with lease transaction               --              --              --              --               114
                                               ---------------------------------------------------------------------------
Income (Loss) before income taxes                      304          (1,250)            502            (846)           (829)
Income taxes                                           124            --               185            --              --
                                               ---------------------------------------------------------------------------
Net income (loss)                                      180          (1,250)            317            (846)           (829)

Accretion of Preferred Stock                          --              --              --              --                (6)
Preferred Stock dividend requirement                   (72)            (75)            (75)            (74)            (83)
                                               ---------------------------------------------------------------------------
Net income (loss) attributable to
   Common Stock                                $       108     $    (1,325)    $       242     $      (920)    $      (918)
                                               ===========     ===========     ===========     ===========     ===========

Net income (loss) per common share
 applicable to common shareholders:
     Basic                                     $       .03     $      (.40)    $       .07     $      (.28)    $      (.32)
                                               ===========     ===========     ===========     ===========     ===========
     Diluted                                   $       .03     $      (.40)    $       .07     $      (.28)    $      (.32)
                                               ===========     ===========     ===========     ===========     ===========

Shares used in the calculation of net income
 (loss) per common shares:
     Basic                                       3,297,827       3,282,833       3,282,833       3,282,833       2,844,751
                                               ===========     ===========     ===========     ===========     ===========
     Diluted                                     3,907,401       3,282,833       3,346,307       3,282,833       2,844,751
                                               ===========     ===========     ===========     ===========     ===========

Stores opened at end of period                           9               9               8               7               6


Balance Sheet Data:

                              October         October        October          October           October
                              26, 2002       27, 2001        28, 2000         30, 1999          31, 1998
                           --------------- -------------- --------------- ----------------- -----------------
Working capital
   (deficiency)                ($600) (1)    $(1,416) (1)   $    747 (1)     $   925 (1)        $ 2,355 (1)
Total assets                   12,151          12,727         11,437           9,745              8,389
Long-term liabilities             156             160            215             251                266
Total liabilities               8,423 (1)       9,107 (1)      6,590 (1)       5,140 (1)           2,865 (1)
Total shareholders'
   equity                       3,728           3,620          4,847           4,605               5,525

(1) It is important to note that at the end of the four fiscal years presented from 1999-2002, the Company's outstanding balances on its revolving line of credit facility ($3,119,493, $3,442,000, $1,068,000 and $1,477,603, respectively) were classified as current liabilities, despite the long-term nature of the Company's credit facility. At the end of fiscal 1998, no amounts were outstanding under the credit facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Financial Statements for details). Working capital was negatively impacted by the Company's significant increase in the revolving line of credit facility in fiscal 2001, which was necessary to fund retail store expansion and renovation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 26, 2002, October 27, 2001 and October 28, 2000, appearing elsewhere in this Form 10-K.

Results of Operations

Fiscal Year Ended October 26, 2002 as Compared to Fiscal Year Ended October 27, 2001

Net Income

The Company's pre-tax income for the fiscal year ended October 26, 2002 significantly increased to $304,000 as compared to a pre-tax loss of $1,250,000 for the fiscal year ended October 27, 2001. Net income for fiscal 2002 increased to $180,000 as compared to a net loss of $1,250,000 for fiscal 2001. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2002 also increased substantially to approximately $1,580,000 as compared to EBITDA of approximately $79,000 for fiscal 2001.

The Company's net loss for fiscal 2001 was materially impacted by the horrific events of September 11, 2001, the total renovation of the Company's flagship store on 45th Street in Manhattan and the general slowdown in retail sales, experienced from the latter part of the third quarter of fiscal 2001.

Net income for fiscal 2002 was negatively impacted by operating losses of approximately $245,000, relating primarily to the Company's website and to a lesser extent from the Company's newest Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000. The net loss for fiscal 2001 was increased by approximately $650,000 relating to both pre-opening expenses ($140,000) and operating losses ($510,000) from two new stores and the Company's website.

The Company's net income for fiscal 2002 includes net advertising expense of $632,000 as compared to $1,206,000 for fiscal 2001. The Company's advertising presence has not materially diminished as the Company's gross advertising expenditures were $2,665,000 and $2,864,000 in fiscal years 2002 and 2001, respectively. Cooperative advertising income in fiscal 2001 was negatively impacted from the shortfall in revenues in the Company's fourth quarter of fiscal 2001, as discussed above.

Results of operations for fiscal years 2002 and 2001 also included depreciation and amortization expense of $917,000 and $989,000, respectively.

The Company recorded an income tax equivalent provision of $124,000 (40.7% effective tax rate) in fiscal 2002. No income tax provision was recorded in fiscal 2001 as the Company reported a net loss.

Revenues

For the year ended October 26, 2002, net sales aggregated $41,507,000, an increase of $4,820,000, or 13.1% from the prior year. Comparable store sales for fiscal 2002 increased over $2.9 million or 8% from fiscal 2001. Management believes that a portion of the increase in the Company's overall and comparable store sales, as compared to fiscal 2001, which was negatively impacted by the events of September 11th, specifically sales in the fourth quarter of fiscal 2001.

Overall net sales benefited significantly from the new Eatontown, New Jersey store opened in April 2001, which has exceeded management's expectations in sales and store profitability. Additionally, overall and comparable store sales for fiscal 2002 benefited from the rebound in sales of our totally renovated flagship store on 45th Street in Midtown, Manhattan and the continued strong sales growth of the Company's Greenvale/Roslyn, Long Island store, the store located within ABC Carpet and Home in lower Manhattan and the Company's Bang & Olufsen retail showroom in Greenwich, Connecticut. Finally, the Company's Harvey stores in Mount Kisco, New York and Greenwich, Connecticut, which had experienced declines in sales for the first six months of fiscal 2002, had also rebounded in sales in the second half of fiscal 2002, as compared to fiscal 2001, primarily due to personnel changes and additional localized advertising efforts, as implemented by management. However, the Company's Paramus, New Jersey store experienced a decline in sales for fiscal 2002 as compared to fiscal 2001. Management has made additional personnel changes in this store and has recently completed the construction of a new in-store theater. These changes coupled with additional planned improvements in fiscal 2003 should, in management's opinion, help to improve sales.

Customer demand continues to be strong for new digital video products including plasma flatscreen, LCD flat panel, high-definition televisions, DVD and related custom home installations. Consumers have embraced plasma and LCD flat screen technologies. The Company's unit sales of these important categories have more than doubled in fiscal 2002 as compared to fiscal 2001. Custom installation projects continue to increase and accounted for approximately 51% of net sales for fiscal 2002, as compared to approximately 43% of net sales for fiscal 2001. Custom installation sales, including both equipment sales and labor income, increased approximately 43% to $21,373,000 for fiscal 2002, as compared to $14,924,000 for fiscal 2001. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

The Company differentiates itself by offering sophisticated custom installation services, including programming capabilities that address complex technological integration issues giving its customers easy remote control operation for a variety of functions. Management believes installations of complete movie theaters in the home as well as distributed audio, network cabling and in-home lighting systems will continue to attract affluent customers to the Company, which should continue to benefit sales, enhance gross margins and improve overall store profitability.

The Company's marketing efforts remained significant in fiscal 2002, which we believe continued to drive sales. In fiscal 2002, these efforts included radio, newspaper, cable and network television, direct mail and catalog advertisements, and the continued promotion of the Company's website. www.harveyonline.com. In fiscal 2003, the Company's advertising expenditures will not be reduced and will be used primarily for radio, print and direct mail advertising. The Company will continue to promote its brand and image to both men and women using the new campaign launched in November 2002, "Harvey. Extraordinary. In Every Way."

Costs and Expenses

Total cost of goods sold for fiscal 2002 increased $2,601,000 or 11.5% from fiscal 2001. This was primarily due to an increase in sales as noted above, offset by an increase in the gross margin.

The gross profit margin for fiscal 2002 increased to 39.4% as compared to 38.5% for fiscal 2001.

The gross profit margin increases were achieved despite a continuing shift in business towards video products, which generally have lower margins. Video product sales for fiscal 2002, accounted for approximately 42% of net sales as compared to approximately 35% of net sales in fiscal 2001, or an increase of approximately 20%. Audio sales declined to 50% of net sales in fiscal 2002 as compared to 58% of net sales in fiscal 2001. The reduction in margin from this shift in product sales was offset by several factors. The new digital and flat screen video products are sold at higher margins (and higher prices) than analog, commodity televisions. Further, the Company has been successful in bundling the sale of new video products with the sale of higher margin audio and home theater components, including furniture, accessories, extended warranties and custom installation labor. Higher margin, custom installation labor income increased by approximately 39% for fiscal 2002 as compared to fiscal 2001, which significantly helped to mitigate the reduction in the gross margin from the increase in video sales.

Selling, general and administrative expenses ("SG&A expenses") increased 4.5% or $678,000 for fiscal 2002, as compared to fiscal 2001.

Comparable, SG&A expenses for fiscal 2002 increased by approximately $304,000 or 2% from fiscal 2001.

The overall increase in SG&A expenses was primarily due to the increase in costs relating to the new Eatontown, New Jersey store, which opened in April 2001. Overall and comparable SG&A expenses also increased from additional payroll and payroll related costs, insurance expense, occupancy costs, credit card fees, incentive bonuses and various other store-operating expenses, offset by reduced net advertising expense.

The Company continues to hire additional custom installation personnel and incur the necessary associated expenses relating to the expansion of its custom installation services.

Interest expense for fiscal 2002 increased 5.6% or $19,000 as compared to fiscal 2001. The overall increase was primarily due to the additional borrowings from the Company's Credit Facility in fiscal 2001, which was used to fund the Company's retail store expansion, renovation and website, offset by a reduction in the overall effective borrowing rate. Additionally, the increased expense is due to amortization of warrants issued to the Company's lender and from the amortization of the commitment fee paid by the Company to its lender, relating to the increase and extension of the Credit Facility. Such amortization was recorded for the entire year in fiscal 2002 as compared to only ten months in fiscal 2001.

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

For fiscal 2002, the income tax equivalent provision was $124,000 and the reduction of reorganization value in excess of amounts allocable to identifiable assets also amounted to $124,000. The income tax equivalent provision did not affect the Company's cash. No income tax provision was required for fiscal 2001 due to the Company's reported net loss.

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

Costs and Expenses

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

Liquidity and Capital Resources

At October 26, 2002 and October 27, 2001, the Company's ratio of current assets to current liabilities was .93 and .84, respectively. The Company had negative working capital of $600,000 and $1,416,000 at October 26, 2002 and October 27, 2001, respectively. However, it is important to note that at October 26, 2002 and October 27, 2001, the Company's outstanding balances on its Credit Facility ($3,119,000 and $3,442,000, respectively) were classified as current liabilities, despite the three-year term of the Company's Credit Facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Financial Statements for details).

The increase in the Credit Facility, in fiscal 2001, was necessary to fund retail store expansion, renovation and the Company's website. The improvement in the current ratio at October 26, 2002 was positively impacted by the Company's pre-tax income. Other factors primarily improving working capital, included the reduction of the Credit Facility and accounts payable and an increase in inventory and accounts receivable, offset by an increase in accrued expenses and other current liabilities.

Net cash provided from operations for fiscal 2002 was $721,000 as compared to net cash used in operations of $263,000 for fiscal 2001. The improvement in cash provided from operations for fiscal 2002 was primarily due to additional pre-tax income ($1,555,000), a decrease in accounts receivable ($50,000) and inventory ($151,000), an increase in accrued expenses, other current liabilities and income taxes ($370,000), offset by a decrease in accounts payable ($563,000) and customer deposits ($530,000).

Net cash used in investing activities was $234,000 for fiscal 2002, as compared to net cash used of $1,727,000 for fiscal 2001. Net cash used for the purchases of property and equipment and website enhancements was $237,000 for fiscal 2002 as compared to $1,734,000 for fiscal 2001. Additions for fiscal 2001 related primarily to furniture, fixtures, computer equipment, website improvements and leaseholds relating to the new store openings and for the renovation of the Company's 45th Street store in Midtown Manhattan.

Net cash used in financing activities was $499,000 for fiscal 2002, as compared to net cash provided from financing activities of $1,984,000 for fiscal 2001. Financing activities for fiscal 2002 included net payments of $323,000, reducing the Credit Facility, preferred stock dividends paid of $74,000, principal payments on capital leases of $81,000 and note payable payments of $22,000. Financing activities for fiscal 2001 included net borrowings of $2,374,000 from the Credit Facility, preferred stock dividend payments of $108,000, payments on capital leases of $198,000, note payable payments of $10,000 and a $75,000 commitment fee relating to the increase and extension of the Credit Facility.

The Company has a three-year revolving line of credit facility ("Credit Facility") with Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company can borrow up to $7 million based upon a lending formula (as defined) calculated on eligible inventory. The Credit Facility expires November 30, 2003. The interest rate on all borrowings under the Credit Facility is one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2003. At January 2, 2003, there was approximately $1,958,000 in outstanding borrowings under the Credit Facility, with approximately $3,911,000 available to borrow under the Credit Facility.

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

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of October 26, 2002 and is based on information appearing in the Notes to the Financial Statements:

                                   2003         2004-2005       2006-2007       After 2007        Total
------------------------------ -------------- --------------- --------------- --------------- ---------------
Operating leases                 $2,278,000     $3,875,000      $1,969,000      $3,959,000     $12,081,000
Capital lease obligations            23,000              -               -               -          23,000
------------------------------ -------------- --------------- --------------- --------------- ---------------
Total contractual cash
  obligations                    $2,301,000     $3,875,000      $1,969,000      $3,959,000     $12,104,000
============================== ============== =============== =============== =============== ===============

The Company has 2,104,500 redeemable common stock purchase warrants ("Warrants") outstanding from its public offering of common stock and Warrants in fiscal 1998 (the "Offering"). Each outstanding Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price through March 31, 2003. The Warrants are also redeemable (at $.10 per Warrant), at the Company's option, if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share of $7.50.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. 875 shares of Preferred Stock were originally issued by the Company. In June 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's common stock by a preferred shareholder. At October 26, 2002, 827 shares of Preferred Stock were issued and outstanding. The Company's remaining Preferred Stock is convertible into 670,559 shares of common stock.

In fiscal 2001, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. This store opened in April 2001 and is the Company's ninth. Capital expenditures, including inventory, necessary to operate this new retail store approximated $1,500,000.

The Company's expansion plan, if any, for fiscal 2003 has not been developed at this time, as the economic outlook remains uncertain. The Company will, however, make improvements to certain of its Harvey retail showrooms, including additional renovations at its Paramus, New Jersey store and the installation of total movie theaters within certain of its stores. Miscellaneous purchases of equipment and other assets for fiscal 2003 are not expected to be significant.

The Company intends to continue its advertising campaign in fiscal 2003, primarily with print, radio and direct mail.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The anticipated costs of maintaining and improving the website are not expected to be material for 2003.

In March 2001, the Company engaged Porter, LeVay & Rose, Inc. ("PL&R") as its investor relations' advisor. The Company's goal in engaging PL&R was to heighten its visibility as the Company pursued its business strategy and selective expansion. After one year, the Company's Board of Directors decided that the services of an investor relations' advisor would currently not be needed, and as a result, the Company discontinued the services from PL&R effective May 1, 2002.

Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand.

Management believes that cash on hand, cash flow from operations and funds made available under the Credit Facility with Wells Fargo, will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.

Critical Accounting Policies

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Footnote 1 to the Financial
Statements, Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operation and financial position include:

     Revenue Recognition

     Revenue is recognized when merchandise is delivered to customers or, in the case of custom installation revenue, when the service has been performed. For the Company, net sales and operating revenues include items related to normal business operations, including the sale of goods to customers and custom installation revenue. Retail sales are recorded at the time of the sale to the customer. Customer installation revenue is recognized when the installation is complete.

     Inventory

     Inventory is the Company's largest asset class, comprising over 50% of the Company's total assets. The Company's inventory consists of finished goods held for retail sale. Purchase-based volume rebates are credited to inventory or cost of products sold, as appropriate. The Company assesses the market value of its inventory on a regular basis by reviewing, on an item-by-item basis, the realizable value of its inventory, net of anticipated selling costs. If it is management's judgment that the selling price of an item must be lowered below its cost in order for it to be sold, then the carrying value of the related inventory is written down to realizable value. A number of factors would be taken into consideration in assessing realizable value including the quantity on hand, historical sales, technological advances, the existence of a replacement product, and consumer demand and preferences. Depending on market conditions, the actual amount received on sale could differ from management's estimate.

     Long-Lived Assets

     Long-lived assets such as property, plant and equipment, goodwill, and reorganization value are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. We would recognize an impairment loss when estimated future undiscounted cash flows expected to result from the use of the asset and its value upon disposal are less than its carrying amount. If our estimates regarding future undiscounted cash flows or useful lives were to change, we could be exposed to losses that are material in nature.

     Accrued expenses

     The Company is constantly required to make estimates of future payments that will be made which relate to the current accounting period. These estimates range from things such as accrued but unpaid wages and bonuses to estimates of pending litigation claims. In establishing appropriate accruals, management must make judgments regarding the amount of the disbursement that will ultimately be incurred. In making such assessments, management uses historical experience as well as any other special circumstances surrounding a particular item. The actual amount paid could differ from management's estimate.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company's financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company changed its independent public accounting firm in fiscal 2002 from Ernst & Young LLP to BDO Seidman, LLP. There were no disagreements between the Company & Ernst & Young LLP.



Part III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

              Name                   Age (1)                            Position
--------------------------------- --------------- ----------------------------------------------------

Michael E. Recca                        52        Chairman and Director
William F. Kenny, III                   71        Director
Jeffrey A. Wurst                        53        Director
Fredric J. Gruder                       56        Director
Franklin C. Karp                        49        President and Director
Joseph J. Calabrese                     43        Executive Vice President, Chief Financial Officer,
                                                      Treasurer, Secretary and Director
Michael A. Beck                         44        Vice President of Operations
Roland W. Hiemer                        41        Merchandise Manager

(1)      As of October 26, 2002.


Michael E. Recca became the Chairman of the Board of Directors of the Company in November 1996. Mr. Recca is also a member and manager of Harvey Acquisition Company, LLC, which is a principal shareholder of the Company. Mr. Recca was an employee of Taglich Brothers, D'Amadeo, Wagner & Co., Inc., a NASD registered broker-dealer, through December 31, 1998. From January 2001 through April 2002, Mr. Recca was also a principal in NorthStar Capital, LLC, which was a joint venture with Ruskin, Moscou, Evans & Faltischek, P.C., the Company's corporate counsel. Currently, Mr. Recca is a director of Sky Holdings LTD, and the President of Sky Capital, LLC, a NASD broker dealer.

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

William F. Kenny, III has been a director of the Company since 1975. From January 1992 to December 2000, Mr. Kenny was a consultant to Meenan Oil Co., Inc. Prior to 1992, Mr. Kenny was the President and Chief Executive Officer of Meenan Oil Co., Inc. Mr. Kenny has also served as a director of the Empire State Petroleum Association, Petroleum Research Foundation and was the President of the East Coast Energy Council. Mr. Kenny was also the President of the Independent Fuel Terminal Operators Association and the Metropolitan Energy Council.

Jeffrey A. Wurst, a director since February 2000, is a Partner at the law firm of Ruskin Moscou Faltischek, P.C. ("Ruskin"), where he chairs the firm's Financial Services Group. Mr. Wurst began his legal career with Ruskin in 1987. Mr. Wurst is experienced in asset based lending, factoring, commercial finance and bankruptcy matters. Mr. Wurst graduated from the Jacob D. Fuchsburg Law Center of Touro College in 1987 and earned his B.S. and M.A. from Hofstra University. Mr. Wurst's law firm has been involved in the legal representation of the Company since it reorganized under the bankruptcy laws in 1996.

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

Roland W. Hiemer is an executive officer of the Company and Director of Inventory Control. Mr. Hiemer has been with the Company for eleven years. He started with the Company as a salesman and advanced to Senior Sales Manager for the Paramus store in 1991. He was further promoted to Inventory Control Manager in 1991. In 1997, he was promoted to Director of Inventory Control and in 2001, Mr. Hiemer was promoted to Merchandise Manager. Mr. Hiemer holds a BA in Business Administration from Hofstra University.

Committees of the Board of Directors

The Board of Directors has an Audit Committee and a Compensation and Stock Option Committee.

Audit Committee. The function of the Audit Committee includes making recommendations to the Board of Directors with respect to the engagement of the Company's independent auditors and the review of the scope and effect of the audit engagement. The Company's Audit Committee is governed by a written charter approved by the Board of Directors. William F. Kenny, III, Fredric J. Gruder and Jeffrey A. Wurst were the members of the Audit Committee in fiscal 2002.

Compensation and Stock Option Committee. The function of the Compensation and Stock Option Committee is to make recommendations to the Board with respect to the compensation of management employees and to administer plans and programs relating to stock options, pension and other retirement plans, employee benefits, incentives, and compensation. Fredric J. Gruder, William F. Kenny, III and Jeffrey A. Wurst were the members of the Compensation and Stock Option Committee in fiscal 2002.

Item 11. Executive Compensation.

The following table sets forth the cash compensation paid by the Company, as well as any other compensation paid to or earned by the Chairman of the Company, the President of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the three most recent fiscal years.

Summary Compensation Table

                                                                               Stock
     Name of Individual                                                   Options Granted       Long-Term
   and Principal Position        Year         Salary          Bonus             (5)           Compensation
------------------------------ --------- ----------------- ------------- ------------------- ----------------

Michael Recca                    2002      $120,000           $     -          25,000             $  -
Chairman (1)                     2001      $ 120,000          $     -          37,500             $  -
                                 2000      $ 108,000 (1)      $15,000                -            $  -

Franklin C. Karp (2)             2002      $ 156,000          $109,000         50,000             $  -
President                        2001      $ 147,000          $50,000          37,500             $  -
                                 2000      $ 138,000          $60,000                -            $  -

Joseph J. Calabrese (3)          2002      $ 146,000          $88,000          50,000             $  -
Executive Vice President         2001      $ 138,000          $40,000          37,500             $  -
Chief Financial Officer,         2000      $ 128,000          $46,000                -            $  -
   Treasurer and Secretary


Michael A. Beck (4)              2002      $ 131,000          $88,000           50,000            $  -
Vice President of                2001      $ 123,000          $40,000           37,500            $  -
   Operations                    2000      $ 113,000          $46,000                -            $  -


(1)--From April 1, 1998 to April 30, 2000, Mr. Recca received an annual director's fee of $95,000 at the rate of $7,917 per month, in his capacity as the Chairman of the Board of Directors of the Company. Effective May 1, 2000, Mr. Recca had been placed on the Company's payroll at an annual salary of $120,000, plus Company sponsored benefits.

(2)--At October 26, 2002, Mr. Karp's annual salary was $160,000.

(3)--At October 26, 2002, Mr. Calabrese's annual salary was $150,000.

(4)--At October 26, 2002, Mr. Beck's annual salary was $135,000.

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

Roland W. Hiemer's severance agreement provides that in the event the Company is sold or merged with another company, involved in a corporate reorganization, or if a change of the current management takes place, and Mr. Hiemer, for the foregoing reasons, is terminated or asked to accept a position other than that of a senior officer requiring similar responsibilities to those that he currently performs, or if the current corporate office is moved to a new location which is more than thirty miles Lyndhurst, New Jersey, as a result of a reorganization or change in ownership or control, and he declines the new position or relocation, the Company or its successor in control will be obligated, and continue, to pay him at the same salary and car allowance, if any, he had most recently been earning, for a period of six months. In addition, he will be fully covered under the Company's benefit plans, including, without limitation, the Company's medical, dental, life and disability insurance programs, during the six-month period.

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

Compensation Committee Report on Executive Compensation

The Compensation and Stock Option Committee ("Compensation Committee") of the Board of Directors establishes the Company's general compensation policies as well as the compensation plans and specific compensation levels for executive officers. It also administers our employee stock option plan for executive officers.

The Compensation Committee believes that the compensation of the Company's executive officers should be influenced by performance. Base salary levels, and any salary increases are approved by the Compensation Committee. In fiscal 2002, 2001 and 2000, additional compensation in the form of cash bonuses and stock options were made in accordance with a quarterly and annual bonus plan, as approved by the Compensation Committee. The Compensation Committee believes that the executive officers salaries during these years did not exceed levels in the industry for similarly-sized businesses. Severance agreements exist for all executive officers.

As previously mentioned, stock option grants have been part of the bonus plan for executive officers. The Compensation Committee viewed these option grants as an important component of its long-term, performance-based compensation philosophy. Since the value of an option bears a direct relationship to the Company's stock price, the Compensation Committee believes that options motivate executive officers to manage the Company in a manner that will also benefit stockholders. As such, options were granted, only if performance levels were achieved, at the current market price. One of the principal factors considered in granting options to an executive officer was the executive officer's ability to influence the companies long-term growth and profitability. As only a limited number of options remain available for grant, no options are expected to be granted to executive officers in fiscal 2003.

With respect to the base salary granted to Mr. Karp, the Company's President, the Compensation Committee made a favorable assessment of the Company's actual operating results for fiscal 2002, as compared to the Company's goals and from the performance of Mr. Karp on various accomplishments for fiscal 2002. The Compensation Committee also considered Mr. Karp's relative position as compared to his peers in the industry. Based on these factors, Mr. Karp's salary was increased to $160,000 in fiscal 2002. During fiscal 2002, as a result of the Company achieving its performance objectives, a total of 50,000 stock options were also granted to Mr. Karp.

During 2002, a total of 205,000 options were granted to the Company's executive officers.

Stock Option Plan

In April 1997, the Company adopted a stock option plan, which currently covers 1,000,000 shares of the Common Stock. At October 26, 2002, options currently outstanding aggregating 989,100 and 10,900 options are available for grant. Options may be designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified stock options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company (collectively "Options"). In certain circumstances, the exercise of Options may have an adverse effect on the market price of the Common Stock. The Stock Option Plan was approved by the Company's shareholders in fiscal 1998.

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

The Plan is administered by the Compensation Committee as the Board may establish or designate. The Compensation Committee shall be comprised of not less than two members, and all of who shall be outside directors. The members of the Compensation and Stock Option Committee are William F. Kenny III, Jeffrey A. Wurst and Fredric J. Gruder, outside directors.

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

In fiscal 2002, the Company's Compensation and Stock Option Committee approved two grants of incentive stock options aggregating 205,000, to the Company's officers to purchase the Company's Common Stock at exercise prices from $1.15 - $1.35 per share. The fiscal 2002 incentive stock options are exercisable immediately.

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

The following table sets forth information relating to the 205,000 options granted in the fiscal year ended October 26, 2002, all of which were granted to the named executive officers and directors:

                               Number of      % of total options
                              securities          granted to
                              underlying         employees in        Exercise or base           Grant
Name                        options granted       fiscal year          price ($/sh)           Date Value        Expiration date
-------------------------- ------------------ -------------------- --------------------- -------------------- --------------------

Michael E. Recca                    25,000            12.2%                 1.265             $  21,627            03/04/2007
Franklin C. Karp                    25,000            12.2%                 1.150                26,209            03/04/2012
                                    25,000            12.2%                 1.350                30,767            05/29/2012
Joseph C. Calabrese Jr.             25,000            12.2%                 1.150                26,209            03/04/2012
                                    25,000            12.2%                 1.350                30,767            05/29/2012
Michael A. Beck                     25,000            12.2%                 1.150                26,209            03/04/2012
                                    25,000            12.2%                 1.350                30,767            05/29/2012
Roland W. Hiemer                    15,000             7.3%                 1.150                15,725            03/04/2012
                                    15,000             7.3%                 1.350                18,460            05/29/2012
                                   -------           ------                                    --------
                                   205,000           100.0%                                    $226,740
                                   =======           ======                                    ========

The following table sets forth information concerning the excercise of stock options by the named executives and directors during the Company's fiscal year ended October 26, 2002, the number of options owned by the named executives and directors and the value of any in-the-monry unexcercised stock options as of October 26, 2002.


                                                                Value of
                                             Number of          Unexercised
                                             Unexercised        In-the-Money
                                             Options at         Options at
                    Shares                   October 26, 2002   October 26, 2002
                    Acquired     Value       Exercisable (E)/   Exercisable (E)/
Name                on Exercise  Realized $  Unexercisable (U)  Unexercisable (U)
----                -----------  ----------  -----------------  -----------------
Michael E. Recca         0         0         25,000 (E)          $-0- (E)

Franklin C. Karp         0         0         50,000 (E)          $-0- (E)

Joseph J. Calabrese, Jr. 0         0         50,000 (E)          $-0- (E)

Michael A. Beck          0         0         50,000 (E)          $-0- (E)

Roland W. Hiemer         0         0         30,000 (E)          $-0- (E)

                    --------------------------------------------------------
Total                    0         0        205,000 (E)          $-0- (E)
                        ===       ===       =======              ====


PERFORMANCE GRAPH

The following graph shows a 55-month comparison of the cumulative total return to shareholders for the Company, The Russell 2000 Index and a peer group of substantially larger electronics companies. The graph assumes that the value of investment in the Company's common stock and in each index was $100 on April 2, 1998 (the date the Company completed its public offering of common stock on common stock warrants), including the reinvestment of dividends, if any. The Company's fiscal year is either a 52 or 53-week year with the fiscal year ending on the Saturday closest to October 31. All fiscal years presented in the performance graph include 52 weeks.

[GRAPH OMITTED]

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of October 26, 2002, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

                Name and Address of                       Title        Amount and Nature of
                  Beneficial Owner                       of Class      Beneficial Ownership     Percentage
----------------------------------------------------- --------------- ------------------------ --------------

Harvey Acquisition Company LLC ("HAC")                    Common              253,932               7.6%
c/o Michael E. Recca
949 Edgewood Avenue
Pelham Manor, NY 10803

Michael E. Recca                                          Common              430,078 (1)          12.3%
949 Edgewood Avenue
Pelham Manor, NY 10803

Matthew and Alicia Larson                                 Common              304,300               9.2%
c/o CIBC 200 Liberty Street
New York, NY 10281

Bruce Goldstein, Inc.                                     Common              242,530               7.3%
111 North Beach Road
Hoke Sound, Florida 33455

Ronald I. And Joyce L. Heller                             Common              194,900               5.9%
74 Farview Road
Tenafly, New Jersey 07670

Jeffrey A. Wurst                                          Common               46,050 (6)           1.4%
c/o Ruskin Moscou Faltischek, P.C.
190 EAB Plaza
Uniondale, NY 11556

William F. Kenny, III                                     Common               48,989 (2)           1.5%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Fredric J. Gruder                                         Common               42,500 (2)           1.3%
775 Park Avenue
Huntington, NY 11753

Franklin C. Karp                                          Common              234,500 (3)           6.6%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Joseph J. Calabrese                                       Common              201,702 (4)           5.7%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Michael A. Beck                                           Common              197,500 (4)           5.6%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Roland W. Hiemer                                          Common              107,500 (5)           3.1%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

All Directors and Officers as a group                     Common            1,308,819 (7)          30.2%
(8 Persons)

All Beneficial Owners as a group                          Common            2,050,549 (7)          47.4%


(1) Includes shares owned by HAC, of which Mr. Recca is a member and one of three managers, plus options to purchase up to 165,000 shares of the Company's Common Stock which are exercisable at an exercise price of between $.8937-$1.925 per share.

(2) Includes options to purchase up to 40,000 shares of the Company's Common Stock, which is exercisable at an exercise price of between $.8125-$1.375 per share.

(3) Includes options to purchase up to 212,500 shares of the Company's Common Stock, which are exercisable at an exercise price of between $.8125-$.300 per share.

(4) Includes options to purchase up to 190,000 shares of the Company's Common Stock, which are exercisable at an exercise price of between $.8125-$3.00 per share.

(5) Includes options to purchase up to 105,000 shares of the Company's Common Stock, which are exercisable at an exercise price of between $.8125-$3.00 per share.

(6) Includes a warrant to purchase 15,000 shares of the Company's Common Stock, in the name of Ruskin Moscou Faltischek, P.C., the law firm in which Mr. Wurst is a Partner, at an exercise price of $5.00 per share. Mr. Wurst has expressly disclaimed beneficial ownership of this warrant. Also includes options to purchase up to 30,000 shares of the Company's Common Stock, which is exercisable at an exercise price of between $.8125-$1.375 per share.

(7) Includes options and warrants to purchase up to 982,500 shares of Common Stock, which are exercisable at an exercise price of between $.8125-$5.00 per share.

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

To the Company's knowledge, based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended October 26, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied.

Item 13. Certain Relationships and Related Transactions.

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

From January 2001 to April 2002, Mr. Recca had also been a principal of NorthStar Capital, LLC which was a joint venture between certain of the partners of Ruskin Moscou Faltischeck, P.C. ("Ruskin"), the Company's corporate counsel and Mr. Recca. Since April 2002, Mr. Recca has been a director of Sky Holdings LTD, and the President of Sky Capital, LLC, a NASD broker dealer.

Jeffrey A. Wurst, Director, is also a Senior Partner with Ruskin. At October 26, 2002 and October 27, 2001, the Company had amounts payable to Ruskin of approximately $26,000 and $25,000, respectively. The Company also paid legal fees to Ruskin of $81,000, $64,000 and $127,000, in fiscal years 2002, 2001 and 2000, respectively.

At October 28, 2000, the Company had a receivable of approximately $45,000 due from Mr. E.H. Arnold, a member of HAC and a holder of Preferred Stock. This amount was subsequently collected by the Company in December 2000.

Dividends paid to preferred stockholders aggregated $74,000, $108,000 and $110,000 for fiscal years 2002, 2001 and 2000, respectively.

In fiscal 1999, the Company signed a consulting agreement with a previous member of its underwriter. Pursuant to the terms of the two-year agreement, the consultant received an annual fee of $75,000 for fiscal 1999. This agreement was terminated by the Company effective February 29, 2000. In August 2000, the consultant was again engaged by the Company, pursuant to a consulting agreement, at $5,000 per month. At December 15, 2000, the agreement was terminated by the Company. The consultant received fees aggregating $5,000 and $40,000 in fiscal years 2001 and 2000, respectively.

Item 14. Controls and Procedures

The Company's President and Chief Financial Officer (its principal executive office and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)--List  of  Financial   Statements  and  Financial  Statement  Schedule  and
     Exhibits:

(1)  List of Financial Statements:

     Balance Sheets - October 26, 2002 and October 27, 2001

     Statements of Operations - Fiscal years ended October 26, 2002, October 27, 2001 and October 28, 2000

     Statements of Shareholders' Equity - Fiscal years ended October 26, 2002, October 27, 2001 and October 28, 2000

     Statements of Cash Flows - Fiscal years ended October 26, 2002, October 27, 2001 and Octobeer 28, 2000

     Notes to Financial Statements

(2)  List of Financial Statements Schedule:

     Schedule II - Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) The following exhibits are hereby incorporated by reference from the corresponding exhibits filed under the Company's Form SB-2 under Commission File #333--42121:

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

10.5.8--Lease Agreement with Bender Realty

10.7--Surrender of Lease with 873 Broadway Associates

10.8--Contract of Sale with Martin Goldbaum, Sally Goldbaum, the Sound Mill, Inc. and Loriel Custom Audio Video Corp.

10.9--License Agreement with ABC Home Furnishings, Inc.

(vii) The following exhibits are hereto incorporated by reference to the Company's Form 10KSB dated October 28, 2000:

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

10.17--Investor relations agreement with Porter, LeVay & Rose

(viii)--The following exhibits are hereto incorporated by reference to the Company's Form 10KSB dated October 27, 2001:

10.6.3--Modification of Lease between the Company and Service Realty Company

10.6.4--First Amendment of Lease between the Company and 205 Associates

(ix) --The following exhibits are annexed hereto:

10.6.5--Lease Extension Agreement between the Company and Sprout Development Co.

10.6.6--Second Amendment of lease between the Company and 205 Chubb Avenue, LLC

23. --Consent of BDO Seidman, LLP

23.1--Consent of Ernst and Young, LLP

99.1--Section 906 Certification - President

99.2--Section 906 Certification - CFO

99.3--Section 302 Certification - President

99.4--Section 302 Certification - CFO

(b) --Reports on Form 8-K:

     On November 25, 2002, the Company filed Form 8-K with the Securities and Exchange Commission, announcing compliance with NASDAQ Listing Qualifications.


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

Dated: January 24, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

             Signature                                     Title                                Date

/s/ Franklin C. Karp                  President and Director                            January 24, 2003
-------------------------------------
    Franklin C. Karp

/s/ Joseph J. Calabrese               Executive Vice President, Chief Financial         January 24, 2003
------------------------------------- Officer, Treasurer, Secretary and Director
    Joseph J. Calabrese


/s/ Michael E. Recca                  Chairman and Director                             January 24, 2003
-------------------------------------
    Michael E. Recca

/s/ William F. Kenny, III             Director                                          January 24, 2003
-------------------------------------
    William F. Kenny, III

/s/ Fredric J. Gruder                 Director                                          January 24, 2003
-------------------------------------
    Fredric J. Gruder

/s/ Jeffrey A. Wurst                  Director                                          January 24, 2003
-------------------------------------
    Jeffrey A. Wurst

Item 8. Financial Statements and Supplementary Data

                            Harvey Electronics, Inc.

               Index to Financial Statements and Supplemental Data


Report of Independent Certified Public Accountants.................................................    F-2

Report of Independent Auditors.....................................................................    F-3

Balance Sheets--October 26, 2002 October 27, 2001..................................................    F-4

Statements of Operations--Fiscal years ended October 26,2002,
   October 27, 2001 and October 28, 2000...........................................................    F-5

Statements of Shareholders' Equity--Fiscal years ended October 26,2002,
   October 27, 2001 and October 28, 2000...........................................................    F-6

Statements of Cash Flows--Fiscal years ended October 26, 2002,
   October 27, 2001 and October 28, 2000...........................................................    F-7

Notes to Financial Statements...................................................................... F-8-26

The following financial statement schedule of Harvey Electronics, Inc. is included as supplementary data:

Schedule II - Valuation and Qualifying Accounts....................................................   F-27

Report of Independent Certified Public Accountants................................................    F-28




               Report of Independent Certified Public Accountants



The Board of Directors and Shareholders
Harvey Electronics, Inc.


We have audited the accompanying balance sheet of Harvey Electronics, Inc. as of October 26, 2002, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvey Electronics, Inc. at October 26, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

s/BDO Seidman, LLP
-----------------------------
BDO Seidman, LLP
Melville, New York
December 20, 2002



                         Report of Independent Auditors



The Board of Directors and Shareholders
Harvey Electronics, Inc.


We have audited the accompanying balance sheet of Harvey Electronics, Inc. as of October 27, 2001 and the related statements of operations, shareholders' equity and cash flows for the years ended October 27, 2001 and October 28, 2000. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvey Electronics, Inc. at October 27, 2001 and the results of its operations and its cash flows for the years ended October 27, 2001 and October 28, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                             s/Ernst & Young LLP
                                               ---------------------------------
Melville, New York
December 28, 2001




                            Harvey Electronics, Inc.
                                 Balance Sheets
                                                                          October 26,     October 27,
                                                                             2002             2001
                                                                       ----------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                     $15,990         $28,336
   Accounts receivable, less allowance of $20,000 and $25,000                    634,663         578,905
   Inventories                                                                 6,804,161       6,709,125
   Prepaid expenses and other current assets                                     212,692         214,270
                                                                       ----------------------------------
Total current assets                                                           7,667,506       7,530,636
Property and equipment:
   Leasehold improvements                                                      3,363,928       3,194,392
   Furniture, fixtures and equipment                                           1,941,765       1,799,369
   Internet website                                                              441,670         415,630
                                                                       ----------------------------------
                                                                               5,747,363       5,409,391
   Less accumulated depreciation and amortization                              2,730,164       1,981,683
                                                                       ----------------------------------
                                                                               3,017,199       3,427,708
Equipment under capital leases, less accumulated amortization
  of $382,537 and $377,131                                                        62,023         119,365
Cost in excess of net assets acquired, less accumulated amortization
  of $25,000 and $19,000                                                         125,000         131,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $378,023 and $324,023                 986,440       1,164,440
Other assets, less accumulated amortization of $183,794 and $111,347             293,297         354,051
                                                                       ----------------------------------
Total assets                                                                 $12,151,465     $12,727,200
                                                                       ==================================
Liabilities and shareholders' equity
Current liabilities:
  Revolving line of credit facility                                           $3,119,493      $3,442,020
  Trade accounts payable                                                       2,274,833       2,823,781
  Customer deposits                                                            1,484,237       1,522,106
  Accrued expenses and other current liabilities                               1,293,207       1,033,136
  Income taxes                                                                    50,200          28,200
  Cumulative Preferred Stock dividends payable                                    23,432          24,792
  Current portion of long-term debt                                                    -          21,985
  Current portion of capital lease obligations                                    22,420          50,921
                                                                       ----------------------------------
Total current liabilities                                                      8,267,822       8,946,941
Long-term liabilities:
  Capital lease obligations                                                            -           5,265
  Deferred rent                                                                  155,615         154,660
                                                                       ----------------------------------
                                                                                 155,615         159,925
Commitments and contingencies
Shareholders' equity:
 8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
 authorized 10,000 shares; issued and outstanding 827 and 875 shares (aggregate liquidation preference--$827,000 and $875,000)

                                                                                 379,982         402,037
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,324,525 and 3,282,833 shares                           33,245          32,828
  Additional paid-in capital                                                   7,601,305       7,579,667
  Accumulated deficit                                                        (4,286,504)     (4,394,198)
                                                                       ----------------------------------
Total shareholders' equity                                                     3,728,028       3,620,334
                                                                       ----------------------------------
Total liabilities and shareholders' equity                                   $12,151,465     $12,727,200
                                                                       ==================================

See notes to financial statements.

                            Harvey Electronics, Inc.

                            Statements of Operations



                                                                             Fiscal Years Ended
                                                              October 26,         October 27,        October 28,
                                                                   2002               2001               2000
                                                      -----------------------------------------------------------

Net sales                                                      $41,506,577        $36,687,206        $34,355,415
Interest and other income                                          116,021             82,917             33,519
                                                      -----------------------------------------------------------
                                                                41,622,598         36,770,123         34,388,934
                                                      -----------------------------------------------------------

Cost of sales                                                   25,153,269         22,552,054         20,813,396
Selling, general and administrative expenses                    15,806,022         15,128,410         12,856,155
Interest expense                                                   358,836            339,894            217,724
                                                      -----------------------------------------------------------
                                                                41,318,127         38,020,358         33,887,275
                                                      -----------------------------------------------------------

Income (loss) before income taxes                                  304,471        (1,250,235)            501,659
Income taxes                                                       124,000                  -            185,000
                                                      -----------------------------------------------------------
Net income (loss)                                                  180,471        (1,250,235)            316,659

Preferred Stock dividend requirement                                72,777             74,376             74,376
                                                      -----------------------------------------------------------
Net income (loss) applicable to Common Stock                      $107,694       ($1,324,611)           $242,283
                                                      ===========================================================

Net income (loss) per share applicable to common shareholders:

  Basic                                                              $0.03            ($0.40)              $0.07
                                                      ===========================================================
  Diluted                                                            $0.03            ($0.40)              $0.07
                                                      ===========================================================

Shares used in the calculation of net income
 (loss) per common share:
  Basic                                                          3,297,827          3,282,833          3,282,833
                                                      ===========================================================
  Diluted                                                        3,907,401          3,282,833          3,346,307
                                                      ===========================================================

See notes to financial statements.

                            Harvey Electronics, Inc.

                       Statements of Shareholders' Equity


                                          Preferred Stock         Common Stock         Additional                        Total
                                       ----------------------------------------------  Paid-in        Accumulated    Shareholders'
                                        Shares     Amount      Shares      Amount      Capital          Deficit         Equity
                                       --------------------------------------------------------------------------------------------
Balance at October 30, 1999                  875    $402,037    3,282,833    $32,828    $7,481,667   $ (3,311,870)      $4,604,662
   Net income for the year                     -           -            -          -             -         316,659         316,659
   Preferred Stock dividend                    -           -            -          -             -        (74,376)        (74,376)
                                       --------------------------------------------------------------------------------------------
Balance at October 28, 2000                  875     402,037    3,282,833     32,828     7,481,667     (3,069,587)       4,846,945
   Net loss for the year                       -           -            -          -             -     (1,250,235)     (1,250,235)
   Recorded value of Common Stock
     warrants granted                          -           -            -          -        98,000               -          98,000
   Preferred Stock dividend                    -           -            -          -             -        (74,376)        (74,376)
                                       --------------------------------------------------------------------------------------------
Balance at October 27, 2001                  875     402,037    3,282,833     32,828     7,579,667     (4,394,198)       3,620,334
   Net income for the year                     -           -            -          -             -         180,471         180,471
   Preferred Stock dividend                    -           -            -          -             -        (72,777)        (72,777)
   Conversion of Preferred Stock
     to Common Stock                        (48)    (22,055)       38,920        389        21,666               -               0
   Exercise of cash-less Common Stock
     warrant                                   -           -        2,772         28          (28)               -               0
                                       --------------------------------------------------------------------------------------------
Balance at October 26, 2002                  827   $379,982     3,324,525   $33,245    $7,601,305     ($4,286,504)     $3,728,028
                                             ===   =========    =========   ========   ===========    ============     ==========

See notes to financial statements.

                            Harvey Electronics, Inc.
                            Statements of Cash Flows

                                                                                              Fiscal Years Ended
                                                                             October 26,          October 27,         October 28,
                                                                                 2002                 2001                2000
                                                                   ---------------------------------------------------------------
Operating activities
Net income (loss)                                                                $180,471        ($1,250,235)            $316,659
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 916,873             989,055             647,064
    Income tax equivalent provision                                               124,000                   -             160,000
    Straight-line impact of rent escalations                                          955            (21,556)            (22,867)
    Consulting fees                                                                     -               3,516              10,000
    Miscellaneous                                                                (14,473)             (8,980)            (12,667)
    Changes in operating assets and liabilities:
      Accounts receivable                                                        (50,758)           (105,808)            (24,040)
      Allowance for bad debts                                                     (5,000)                   -                   -
      Note receivable - previous member of Underwriter                                  -                   -              54,914
      Inventories                                                                (17,901)           (168,729)         (1,341,791)
      Prepaid expenses and other current assets                                     1,578             (8,708)             179,863
      Trade accounts payable                                                    (659,035)            (95,782)             976,338
      Customer deposits                                                          (37,923)             491,920             374,240
      Accrued expenses, other current liabilities and income taxes
        income taxes                                                              282,125            (88,057)             477,291
                                                                   ---------------------------------------------------------------
Net cash provided by (used in) operating activities                               720,912           (263,364)           1,795,004
                                                                   ---------------------------------------------------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                                  (220,845)         (1,661,398)           (688,550)
Internet website development                                                     (16,040)            (73,032)           (342,598)
Purchases of other assets                                                         (9,140)               (563)            (53,927)
Security deposits-net                                                              11,935                   -                   -
Note receivable - officer                                                               -               7,500               7,500
                                                                   ---------------------------------------------------------------
Net cash used in investing activities                                           (234,090)         (1,727,493)         (1,077,575)
                                                                   ---------------------------------------------------------------
Financing activities
Net (payments) proceeds from revolving credit facility                          (322,527)           2,374,311           (409,894)
Commitment fee from increased revolving credit facility                                 -            (75,000)                   -
Preferred Stock dividends paid                                                   (74,151)           (107,603)           (110,206)
Principal payments on note payable                                               (21,985)            (10,374)                   -
Principal payments on capital lease obligations                                  (80,505)           (197,514)           (185,903)
                                                                   ---------------------------------------------------------------
Net cash (used in) provided by financing activities                             (499,168)           1,983,820           (706,003)
                                                                   ---------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                 (12,346)             (7,037)              11,426
Cash and cash equivalents at beginning of year                                     28,336              35,373              23,947
                                                                   ---------------------------------------------------------------
Cash and cash equivalents at end of year                                          $15,990             $28,336             $35,373
                                                                   ===============================================================
Supplemental cash flow information:
Interest paid                                                                    $361,000            $302,000            $247,000
                                                                   ===============================================================
Taxes paid                                                                         $6,000             $17,000             $11,000
                                                                   ===============================================================

See notes to financial statements.

1. Description of Business and Summary of Significant Accounting Policies

                             Description of Business

The Company is a specialty retailer and custom installer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Revenues from retail sales are recognized at the time goods are delivered to the customer or, for certain installation services, when such services are performed and accepted by the customer. The Company's fiscal year ends the Saturday closest to October 31. The fiscal years ended October 26, 2002, October 27, 2001 and October 28, 2000 each consist of 52 weeks.

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

Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," when impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment loss recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value. No such impairment exists at October 26, 2002. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.


1. Description of Business and Summary of Significant Accounting Policies (continued)

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

Segment Disclosures

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company operates in one business segment.

Inventories

Inventories, consisting of finished goods, are stated at the lower of cost (average-cost method, which approximates the first-in, first-out method) or market value.



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

Internet Website

The Company follows the provisions of EITF 00-2, "Accounting for Website Development Costs", which provides guidance or how an entity should account for website development costs. In accordance with EITF 00-2, costs incurred in the website application and infrastructure development stage relating to the acquisition or development of software or the development of graphics for internal use, should be accounted for under the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and capitalized. As such, and in accordance with SOP 98-1, the Company capitalized approximately $26,000, $73,000 and $343,000 for fiscal years 2002, 2001 and 2000, respectively, relating to the development of their website. These costs are being amortized on a straight-line basis over a period of one to three years.

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

Income (Loss) Per Share

Basic and diluted income (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted income (loss) per common share for the fiscal years ended October 26, 2002, October 27, 2001 and October 28, 2000 were computed based on the weighted-average number of common shares outstanding. Common equivalent shares relating to stock options aggregating 88,476 were included in the weighted average number of common shares outstanding for fiscal 2002 for the diluted earnings per share computation. No common equivalent shares. F-10 1. Description of Business and Summary of Significant Accounting Policies (continued) relating to stock options or warrants were included in the weighted average number of shares outstanding for the basic or diluted loss per share computation for fiscal year 2001 as their effect was anti-dilutive. For fiscal 2000, common equivalent shares relating to stock options aggregating 63,474 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation.

Commencing January 1, 2001, the conversion price of the Company's preferred stock was $1.2333. In June 2002, 48 shares of preferred stock were converted to 38,920 shares of the Company's common stock by a preferred shareholder. As a result, 13,969 shares of common stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for fiscal 2002. Common equivalent shares (670,559 in fiscal 2002 and 709,479 in fiscals 2001 and 2000), relating to the conversion of the remaining outstanding preferred stock, were not included in the weighted average number of common shares outstanding of the diluted earnings per share calculation, as their effect was antidilutive.

In June 2002, 15,000 warrants to purchase the Company's common stock were exchanged for 2,772 shares of common stock, effected under a cash-less exercise. As a result, 1,025 shares were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for fiscal 2002.

Options and  warrants  aggregating  3,066,457,  3,361,233  and  2,240,600,  were
excluded  from  the   computation   for  fiscal  years  2002,   2001  and  2000,
respectively, as their effect would have been antidilutive.

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

Concentration of Credit Risk

The Company's operations consist of the retail sale, service and custom installation of high quality audio, video and home theater equipment in the New York Metropolitan area. The Company performs credit evaluations of its customers' financial condition and payment history but does not require collateral. Generally, accounts receivable are due within 30 days and credit losses have historically been immaterial.

1. Description of Business and Summary of Significant Accounting Policies (continued)

Advertising Expense

In accordance with SOP 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the years ended October 26, 2002, October 27, 2001 and October 28, 2000 was approximately $632,000, $1,206,000 and $934,000, respectively. Prepaid advertising for print advertisements not run and broadcast advertisements not aired at October 26, 2002 and October 27, 2001 was approximately $29,000 and $53,000, respectively.

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

The reorganization value of the Company was determined based on the consideration received from Harvey Acquisition Company LLC. (HAC) to obtain its principal ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock (see Note 5). Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity Capital Partners, L.P., a pre-reorganization subordinated secured debtholder, as authorized by the Court, for an approved finders fee. The excess of the reorganization value over the fair value of net assets and liabilities ($986,440 and $1,164,440, net of amortization at October 26, 2002 and October 27, 2001, respectively) is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and was amortized over a 25-year period, prior to the adoption of SFAS No. 142 (see below). Amortization expense of $54,000, $60,000 and $66,000 was recorded for fiscal years 2002, 2001 and 2000, respectively.

Reclassification

Certain items in the fiscal 2001 and 2000 financial statements have been reclassified to conform to fiscal 2002 presentation.


Recent Accounting Pronouncements

1. Description of Business and Summary of Significant Accounting Policies (continued)

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. In addition, Statement 141, eliminates the pooling-of-interest method of accounting for business combinations. The Company will adopt SFAS No. 141 and 142 beginning in the first quarter of fiscal 2003. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 27, 2002. Management does not expect that there will be a material effect on the Company's financial position and results of operations due to this pronouncement. The total net amount of goodwill, including reorganization value in excess of amounts allocable to identifiable assets at October 26, 2002 was $1,111,440. Amortization expense of net goodwill was $60,000 for the year ended October 26, 2002.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations. "SFAS No. 143 required the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 by the Company is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No 30, "Reporting the Results of Operations," for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of October 27, 2002, the first day of fiscal 2003, and management does not expect, the adoption of SFAS No. 144 to have a material effect on the Company's financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of


Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, " will now be used to classify those gains and losses. The adoption of SFAS No. 145 by the Company is not expected to have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associates with Exit or Disposal Activities". SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). "EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2002,. The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 ." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. Due to the recent release of this pronouncement, management has not yet determined the impact it will have on the Company's financial statements.

2. Amendments and Extension of Revolving Line of Credit Facility

In fiscal 1998, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C., currently Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company could borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory.

In fiscal 2000, the Company entered into a Second Amendment to its revolving line of credit facility ("Amended Agreement") with Wells Fargo. The Amended Agreement includes a three-year extension enabling the Company to borrow up to $3,500,000 based upon a lending formula calculated on eligible inventory, as defined. The interest rate on borrowings up to $2.5 million was

2. Amendments and Extension of Revolving Line of Credit Facility (continued)

reduced to three quarters of 1% (.75%) over the prime rate. The rate charged on outstanding balances over $2.5 million was also reduced to 1% above the prime rate. Additionally, the Amended Agreement provides for an annual facility fee of $17,500 and reduced maintenance fees of $1,500 per month.

In fiscal 2001, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined, and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was fixed at one percent (1%) over the prime rate (6.5% at October 26, 2002) with a minimum interest rate of 8%. However, effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2003. Prepayment fees also exist under the Third Amended Agreement. A commitment fee of $75,000 (being amortized over the three years) was also paid by the Company in fiscal 2001. The balance outstanding under the revolving line of credit facility at October 26, 2002 and October 27, 2001 was $3,119,000 and $3,442,000, respectively and is presented as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration clause and a Lock-Box Arrangement", since the Company's daily receipts are used to reduce the outstanding balance under the revolving credit facility.

Wells Fargo has a senior security interest in all of the Company's assets. The amended line of credit facility provides Wells Fargo with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). The line of credit facility also contains certain financial covenants. No covenant defaults existed at October 26, 2002.

In connection with the Third Amended Agreement, Wells Fargo received an additional warrant to purchase 100,000 shares of the Company's common stock, subject to adjustment, which is currently exercisable at a price of $2.00 per share and expires November 30, 2003. Wells Fargo also received an extension of an existing warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and also expires November 30, 2003. In accordance with EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded the fair value of the warrants $75,000) in fiscal 2001 (net book value of $27,000 and $52,000 included in Other Assets in the accompanying balance sheets as of October 26, 2002 and October 27, 2001, respectively), which is being amortized over a three-year period.

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

Each Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price for a period of three-years expiring on March 31, 2003. The Warrants also are redeemable (at $.10 per warrant) at the Company's option, through March 31, 2003 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share or $7.50 per share.

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

Common equivalent shares relating to stock options aggregating 88,476 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation.

In fiscal 2002, the Company's Compensation and Stock Option Committee approved two grants of incentive stock options aggregating 205,000 to the Company's officers to purchase the Company's Common Stock at exercise prices from $1.15 - $1.35 per share. The fiscal 2002 incentive stock options are exercisable immediately.

In fiscal 2001, the Company's Compensation and Stock Option Committee approved three grants of incentive stock options aggregating 262,500, to the Company's officers and outside directors, to purchase the Company's common stock at exercise prices from $.8125-$1.375 per share. The fiscal 2001 incentive stock options are exercisable immediately.

4. Stock-Based Compensation (continued)

In fiscal 2000, the Company's Compensation and Stock Option Committee of the Board of Directors ("Compensation Committee") approved three grants of incentive stock options aggregating 172,500, to the Company's officers, to purchase the Company's common stock at exercise prices from $1.75-$1.925 per share. The fiscal 2000 incentive stock options are exercisable immediately.

In fiscal years 2002, 2001 and 2000, the Company reserved 197,500, 262,500 and 172,500 shares of common stock, respectively, for issuance in connection with stock options. The following table summarizes activity in stock options during fiscal 2001 and 2000:

                                                                                             Weighted-
                                              Shares            Shares Under Option           Average
                                                          --------------------------------
                                          Available for     Option Price      Number of       Exercise
                                             Granting        per Share         Shares          Price
                                          --------------- ----------------- -------------- ---------------

   Balance at October 30, 1999                 4,600                            362,900        $1.65
      2000 Stock option grants               172,500
      Granted--March 1, 2001                 (57,500)          $1.75             57,500        $1.50
      Granted--July 3, 2001                  (57,500)          $1.86             57,500        $1.86
      Granted--July 28, 2001                  (57,500)       $1.75-$1.925         57,500        $1.79
      Forfeited                               10,450        $1.00-$2.00         (10,450)       $1.02
                                          ---------------                   --------------
   Balance at October 28, 2000                15,050                            524,950        $1.68
      2001 Stock option grants               262,500
      Granted--November 29, 2000              (45,000)          $1.375            45,000        $1.375
      Granted--December 28, 2000             (102,500)      $.8125-$.8937        102,500       $  .82
      Granted--March 12, 2001                (115,000)      $.9375-$1.0313       115,000       $  .96
      Forfeited                                2,175        $1.00-$3.00          (2,175)       $2.13
                                          ---------------                   --------------
    Balance at October 27, 2001                17,225                            785,275        $1.44
      2002 Stock option grants               197,500
      Granted - March 5, 2002               (115,000)       $1.15-$1.265        115,000        $1.175
      Granted - May 30, 2002                 (90,000)          $1.35             90,000        $1.35
      Forfeited                                1,175        $1.00-$2.00          (1,175)       $1.574
                                          ---------------                   --------------
        Balance at October 26, 2002           10,900                            989,100        $1.416
        ---------------------------           ======                            =======

At October 26, 2002, October 27, 2001 and October 28, 2000, all outstanding options are exercisable. The weighted-average fair value of options granted during the fiscal years ended October 26, 2002, October 27, 2001 and October 28, 2000 was $1.11, $.76 and $1.43, respectively.


4. Stock-Based Compensation (continued)

Exercise prices for options outstanding as of October 26, 2002, are as follows:

                                                                               Weighted-
                                 Number of                                      Average
                                  Options               Options                Remaining
       Range of               Outstanding at         Exercisable at         Contractual Life
    Exercise Price               Year End              End of Year             in Years
------------------------ ---------------------- ---------------------- ----------------------

        $.8125                    90,000                 90,000                    9
        $.8937                    12,500                 12,500                    9
        $.9375                    90,000                 90,000                    9
         $1.00                    62,625                 62,625                    6
        $1.0313                   25,000                 25,000                    9
         $1.15                    90,000                 90,000                   10
        $1.265                    25,000                 25,000                    5
         $1.35                    90,000                 90,000                   10
        $1.375                    45,000                 45,000                    9
         $1.50                   222,500                222,500                    7
         $1.75                   102,500                102,500                    8
         $1.86                    57,500                 57,500                    8
        $1.925                    12,500                 12,500                    8
         $2.00                     4,975                  4,975                    5
         $3.00                    59,000                 59,000                    5
                         ---------------------- ----------------------
                                 989,100                989,100                    8
                         ====================== ======================

At October 26, 2002 and October 27, 2001, the Company has reserved shares of common stock for issuance under common stock options, warrants and preferred stock of approximately 3,780,000 and 3,576,000, respectively.

The alternative fair value accounting provided for under SFAS No. 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's Stock Options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company's employee stock options have characteristics significantly different from


4. Stock-Based Compensation (continued)

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

The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following assumptions for fiscal years 2002, 2001 and 2000: risk-free interest rate ranging from 4.44%-5.02%, 4.88%-5.47% and 6.20%-6.36%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of 1.00, 0.938 and 0.897, respectively; and a weighted-average expected life of the options of 9.39 years, 7 years and 6.57 years, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for fiscal year 2002, 2001 and 2000 are as follows:


                                                                  2002              2001             2000
                                                         ----------------- ----------------- ----------------

Pro forma net (loss) income                                     $(46,000)   $   (1,475,000)    $      49,000
Pro forma net loss attributable to common stock
                                                               $(119,000)  $    (1,549,000)    $     (25,000)
Pro forma basic and diluted loss per share                         $(.04)            $(.47)           $(.01)

5.  8.5% Cumulative Convertible Preferred Stock

The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors, in whole or in part, at face value plus any accrued dividends. The carrying value of the Preferred Stock is $379,982, and $402,037 at October 26, 2002 and October 27, 2001, respectively.

In the event of liquidation of the Company, the holders of the Preferred Stock shall receive preferential rights and shall be entitled to receive an aggregate liquidation preference of $827,000 plus any outstanding dividends, prior to any distributions to common shareholders. The holders of the Preferred Stock shall receive a semiannual

5.  8.5% Cumulative Convertible Preferred Stock (continued)

8.5% cumulative dividend ($85 per share or $70,295 annually), payable on the last business day in June and December. The Company had elected to defer the fiscal 1997 dividends, at a preference rate of $105 per share annually ($91,875) plus interest at 8.5% per annum over a three-year period. All installments relating to the 1997 dividends have been paid by the Company as of October 27, 2001.

Commencing on January 1, 2001, the Preferred Stock is convertible at $1.2333 or 709,479 shares of common stock (calculated from the average closing price of the Company's Common Stock for the preceding 45-day trading period). 875 shares of Preferred Stock were originally issued by the Company. In June 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's common stock by a preferred shareholder. At October 26, 2002 and October 27, 2001, 827 and 875 shares of Preferred Stock, respectively were issued and outstanding. The Company's remaining Preferred Stock is convertible into 670,559 shares of common stock.

Cumulative Preferred Stock dividends payable of $23,432 and $24,792 are outstanding and classified as a current liability at October 26, 2002 and October 27, 2001, respectively. Dividends aggregating $72,777, $74,376 and $74,376 were recorded as a charge to accumulated deficit in fiscal years 2002, 2001 and 2000, respectively.

6. Income Taxes

Fresh Start Accounting requires the Company to report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. The current and future year benefit related to the carryforward is not reflected in net income, but instead is recorded as an adjustment to reorganization value in excess of amounts allocable to identifiable assets. During the year ended October 26, 2002, the Company recorded an income tax equivalent provision of $124,000 and reduced Reorganization Value in Excess of Amounts Allowable to Identifiable Assets by the same amount. There was no provision (benefit) for income taxes during the year ended October 27, 2001. During the year ended October 28, 2000, the income tax equivalent provision and the associated adjustment to reorganization value amounted to $160,000. The income tax equivalent provisions did not affect the Company's tax liability.



6. Income Taxes (continued)

The provision for income taxes for the years ended October 26, 2002, October 27, 2001 and October 28, 2000 consists of the following:


                                            October 26, 2002           October 27, 2001       October 28, 2000
                                            ----------------           ----------------       ----------------
Current:
Federal                                    $          -                       $ -             $    13,500
State                                                 -                         -                  11,500
Equivalent tax expense                          124,000                         -                 160,000
                                           -------------------------- ---------------------- ----------------------
                                                124,000                         -                 185,000
Deferred                                              -                         -                       -
                                           -------------------------- ---------------------- ----------------------
                                                $124,000                       $ -                $185,000
                                               ========                       ====               ========


The effective income tax rate differed from the Federal statutory rate as follows:

                                             Year Ended
                                          October 26, 2002           October 27, 2001      October 28, 2000
                                       ---------------------------------------------------------------------------
                                          Amount        %            Amount           %         Amount        %
                                       ---------------------------------------------------------------------------
Federal income tax provision
   (benefit) at statutory rate          $104,000      34.0%        $(425,000)     (34.0%)     $171,000    34.0%
State income taxes, net of Federal
   benefit                                23,000       7.6%          (55,000)       (4.4)       47,400      9.5
Nondeductible reorganization
   amortization                           18,000       5.9%            20,000         1.6       22,400      4.5
Operating losses not currently
   deductible                                  -         -            453,000        36.2            -        -
Other, net                                 5,000       1.6%             7,000          .6       11,500      2.4
Benefit from post reorganization
   temporary differences on tax
   equivalent provision                 (26,000)     (8.3%)                 -           -     (67,300)    (13.4)
                                        ------------- ------------ ------------ ----------- ----------- ----------
                                         $124,000     40.8%        $0                  0%     $185,000    36.9%
                                        ========      =====        ==                  ==     ========    =====


The Company has deferred tax assets and deferred tax liabilities as presented in the table below. The net deferred tax assets are subject to a valuation allowance, which was approximately $1,758,000, $1,886,000 and $1,483,000 at October 26, 2002, October 27, 2001 and October 28, 2000, respectively.

6. Income Taxes (continued)

Deferred tax assets and liabilities as of October 26, 2002 and October 27, 2001 prior to the allocation of the valuation allowance consisted of the following:

                                                         October 26,     October 27,
                                                            2002             2001
                                                       -------------  ---------------
Pre-reorganization net operating loss carryforwards    $   352,000    $   442,000
Pre-reorganization deductible temporary differences         74,000         77,000
Pre-reorganization tax credits                              53,000         53,000
Post-reorganization net operating loss carryforwards       981,000        981,000
Deferred rent                                               16,000         16,000
Expenses not currently deductible                             --           33,000
Inventories                                                 75,000         98,000
Depreciable assets                                         262,000        270,000
Tax credits                                                  2,000          2,000
                                                       -----------    -----------

Total deferred tax assets                                1,815,000      1,972,000
Website development costs                                  (50,000)       (81,000)
Intangible assets                                           (7,000)        (5,000)
                                                       -----------    -----------
Total deferred tax liabilities                             (57,000)       (86,000)

Net                                                      1,758,000      1,886,000

Valuation allowance                                      1,758,000      1,886,000
                                                       ===========    ===========
Total                                                  $      --      $      --
                                                       ===========    ===========

At October 26, 2002, the Company has available net operating loss carryforwards of approximately $3,300,000, which expire in various years through fiscal 2021. Of this amount, approximately $900,000 relates to pre-reorganization net operating loss carryforwards. Under section 382 of the IRS code, it is estimated that these pre-reorganization net operating loss carryforwards and other pre-reorganization tax attributes will be limited to approximately $150,000 per year. A full valuation allowance has been provided on the net deferred tax asset due to uncertainty regarding the future utilization of the deferred tax assets.

7. Pension and Profit Sharing Plan

The Company maintains the Harvey Electronics, Inc. Savings and Investment Plan (the "Plan") which includes profit sharing, defined contribution and 401(k) provisions and is available to all eligible employees of the Company. There were no contributions to the Plan for fiscal 2002, 2001 and 2000.

8. Commitments and Contingencies

Commitments

The Company's financial statements reflect the accounting for equipment leases as capital leases by recording the asset and the related liability for the lease obligation. Capital lease additions of approximately $47,000, $99,000 and $241,000 were recorded during fiscal 2002, 2001 and 2000, respectively. The Company leases stores and warehouse facilities under operating leases, which provide, in certain cases, for payment of additional rentals based on a percentage of sales over a fixed amount. Future minimum rental commitments, by year and in the aggregate, for equipment under capital and noncancelable operating leases with initial or remaining terms of one-year or more consisted of the following at October 26, 2002:

                                                              Operating Leases          Capital
                                                                                        Leases
                                                            --------------------- --------------------

Fiscal 2003                                                 $   2,278,000             $   23,000
Fiscal 2004                                                       2,077,000                    -
Fiscal 2005                                                       1,798,000                    -
Fiscal 2006                                                       1,128,000                    -
Fiscal 2007                                                         841,000                    -
Thereafter                                                        3,959,000                    -
                                                                                  --------------------
                                                            ---------------------
Total minimum lease payments                                $ 12,081,000                  23,000
                                                            =====================
Less amount representing interest                                                          1,000
                                                                                  --------------------
Present value of net minimum lease payments                                               22,000
Less current portion                                                                      22,000
                                                                                  --------------------
                                                                                      $       -0-
                                                                                  ====================

Total rental expense for operating leases was approximately $2,783,000, $2,535,000 and $2,123,000 for fiscal years 2002, 2001 and 2000, respectively.
Certain leases provide for the payment of insurance, maintenance charges, electric and taxes and contain renewal options.

                                  Contingencies

The Company is a party in certain legal actions, which arose in the normal course of business. The outcome of these legal actions, in the opinion of management, will not have a material effect on the Company's financial position, results of operations or liquidity.

9. Other Information

Accrued Expenses and Other Current Liabilities

                                                   October 26,                 October 27,
                                                      2002                         2001
                                           ---------------------------- ---------------------------

Payroll and payroll related items                  $ 496,000                   $ 397,000
Accrued professional fees                            116,000                     167,000
Sales taxes                                          170,000                     129,000
Accrued occupancy                                    213,000                     156,000
Accrued bonuses                                      167,000                      66,000
Other                                                131,000                     118,000
                                           ---------------------------- ---------------------------
                                                   $ 1,293,000                 $ 1,033,000
                                                   ===========                 ===========

Consulting Agreements

In fiscal 2001, the Company engaged Mesa Partners, Inc. ("Mesa") under a consulting agreement. Mesa was engaged to provide consulting services relating to the integration of computer networks, entertainment systems and other related services. In connection with the consulting agreement with Mesa, and a related addendum, the Company issued a warrant to purchase 15,000 shares of the Company's common stock, exercisable at any time at $3.00 per share. The warrant has a three-year term and was issued as partial compensation for services rendered by Mesa. The fair value of the warrant of approximately $8,000, was amortized to expense in fiscal 2001 as the Company elected to terminate this agreement in fiscal 2001. Additionally, as was required by the consulting agreement, Mesa was paid a fee of $20,000 a month plus related expenses. For fiscal 2001, the Company recorded consulting fees of approximately $70,000 relating to Mesa.

Effective fiscal 1999, the Company signed a consulting agreement with a previous member of its underwriter. Pursuant to the terms of the two-year agreement, the consultant received an annual fee of $75,000 in fiscal 1999. This agreement was terminated by the Company in fiscal 2000. In the latter part of fiscal 2000, the consultant was again engaged by the Company, pursuant to a consulting agreement, at $5,000 per month. In fiscal 2001, the agreement was terminated by the Company. The consultant received fees aggregating $5,000 and $40,000 in fiscal years 2001 and 2000, respectively.

Investor Relations Advisor

On fiscal 2001, the Company engaged Porter, LeVay & Rose ("PL&R") as its investor relations advisor. In connection with the agreement, the Company is required to and will issue a warrant to purchase 60,000 shares of the Company's common stock, exercisable immediately at various exercise prices ranging from $1.25-$2.50. The warrant's fair value of approximately $15,000 was amortized to expense ($5,000 in fiscal 2002 and $10,000 in fiscal 2001). In June 2002, 15,000 warrants to purchase the Company's common stock were exchanged for 2,772 shares of common

9. Other Information (continued)

stock, effected under a cash-less exercise, by PL&R. Additionally, the Company paid PL&R a $5,000 monthly fee for its services. For the year ended October 27, 2001, the Company recorded an investor relations expense of $54,000, relating to PL&R.

Union Contract

The Company is party to a collective bargaining agreement with a union which covers certain sales, warehouse and installation employees. This agreement expires on August 1, 2003.

Fourth Quarter Adjustments

The fourth quarter of fiscal 2002 and 2000 included incentive bonuses of approximately $73,000 and $125,000, respectively. No significant fourth quarter bonuses were recorded in fiscal 2001.

The fourth quarter of fiscal 2000 included pre-operating expenses of $125,000 relating to the opening of the Company's Bang & Olufsen store in Greenwich, CT and the October 2000 launch of the Company's new website. In the fourth quarter of fiscal 2000, the Company also recorded occupancy expense of $90,000 relating to additional rent, which was contingent upon actual sales levels achieved for one of the Company's retail stores.

Other

A Director of the Company also is a Senior Partner in a law firm providing the Company with legal services. At October 26, 2002 and October 27, 2001, the Company had $26,000 and $25,000, respectively, payable to this law firm. The Company paid legal fees to this law firm of approximately $81,000, $64,000 and $127,000 in fiscal years 2002, 2001 and 2000, respectively.

During fiscal year 2001, $23,000 was paid to a company affiliated with the Company's Chairman of the Board of Directors relating primarily to management fees from fiscal 1998. Additionally, the Chairman of the Board of Directors was also a principal in a Company, which was a joint venture with a law firm providing legal services to the Company.

At October 27, 2001, the Company recorded a note payable to a real estate broker of approximately $22,000 classified as a current liability.

10. Retail Store Expansion

During fiscal year 2000, the Company entered into a ten-year lease for a new 6,500 square foot Harvey showroom in Eatontown, New Jersey. This new store opened in April 2001. Since this time, results of operations from this new store have been included in the Company's results of operations. Pre-opening expenses have been included in the Company's results of operations for the year ended October 27, 2001. This is the Company's ninth store and is the fifth opened since its public offering, completed in April 1998.

11. Quarterly Financial Data (Unaudited)

                                                                        Net Income (Loss)
                                                                           Applicable
2002                          Net Sales            Gross Profit         to Common Stock        Basic EPS         Diluted EPS
----------------------- ---------------------- ---------------------- ---------------------- ------------------ ------------------
First quarter                 $12,420,559             $4,880,360               $371,854             $0.11              $0.09
Second quarter                 10,363,725              4,110,488                 72,015              0.02               0.02
Third quarter                   9,583,471              3,789,013                (98,947)            (0.03)             (0.03)
Fourth quarter                  9,138,822              3,573,447               (237,228)            (0.07)             (0.07)

2001
----------------------- ---------------------- ---------------------- ---------------------- ------------------ ------------------
First quarter                 $11,556,469             $4,511,741               $304,005             $0.09              $0.09
Second quarter                  9,131,017              3,565,729               (166,024)            (0.05)             (0.05)
Third quarter                   8,838,309              3,369,273               (440,352)            (0.13)             (0.13)
Fourth quarter                  7,161,411              2,688,409             (1,022,240)            (0.31)             (0.31)



                 Schedule II - Valuation and Qualifying Accounts

                            Harvey Electronics, Inc.


                                               Balance at        Additions      Charged to     Other changes -
                                                beginning     charged to costs other accounts-  add (deduct) -  Balance at end of
             Description                        of period      and expenses      describe          describe         period
----------------------------------------- -------------------------------------------------------------------------------------

Fiscal year ended October 26, 2002
 Reserves and allowances deducted from asset
    accounts:
         Allowance for doubtful accounts         $25,000          $18,627                         $(23,627) (1)    $20,000

Fiscal year ended October 27, 2001
 Reserves and allowances deducted from asset
    accounts:
         Allowance for doubtful accounts         $25,000          $25,098                         $(25,098) (1)    $25,000

Fiscal year ended October 28, 2000
 Reserves and allowances deducted from asset
    accounts:
         Allowance for doubtful accounts         $25,000          $24,618                         $(24,618) (1)    $25,000


(1)  Uncollectible accounts written off, net of recoveries.

               Report of Independent Certified Public Accountants



The Board of Directors and Shareholders
Harvey Electronics, Inc.


The audit referred to in our report dated December 20, 2002 relating to the financial statements of Harvey Electronics, Inc. included the audit of the financial statement Schedule II - Valuation and Qualifying Accounts for the year ended October 26, 2002. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP
Melville, New York
December 20, 2002




