Form 10-Q
period 2003-02-01
HARVEY ELECTRONICS INC
filed 2003-03-18
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended February 1, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to            .
                                        ------------    -----------

                          Commission File Number 1-4626

                            Harvey Electronics, Inc.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

            New York                                 13-1534671
-------------------------------                  -------------------
(State of other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                 205 Chubb Avenue, Lyndhurst, New Jersey, 07071_
      ---------------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                  201-842-0078
                                  ------------
                         (Registrant's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

As of March 07, 2003, 3,324,525 shares of the registrant's common stock, par value $.01 per share, were outstanding.


                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX


PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page No.

              Statements of Operations (Unaudited) - Fourteen and Thirteen weeks ended
                February 1, 2003 and January 26, 2002...............................................    3

              Balance Sheets - February 1, 2003 (Unaudited) and October 26,
                2002................................................................................    4

              Statement of Shareholders' Equity (Unaudited) - Fourteen weeks
                ended February 1, 2003 .............................................................    5

              Statements of Cash Flows (Unaudited) - Fourteen and thirteen weeks ended
                February 1, 2003 and January 26, 2002...............................................    6

              Notes to Financial Statements (Unaudited).............................................    7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations ..............................................................    12

Item 4.       Disclosure Controls and Procedures....................................................    17

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K .....................................................    17

Signatures .........................................................................................    18




Part I Financial Information
Item I. Financial Statements

                Harvey Electronics, Inc.
                Statements Of Operations
                       (Unaudited)

                                                      Fourteen Weeks         Thirteen Weeks
                                                         Ended                    Ended
                                                       February 1,              January 26,
                                                          2003                    2002
                                                      -------------------------------------
Net sales                                              $13,141,793             $12,420,559
Interest and other income                                   10,542                  13,366
                                                      -------------------------------------
                                                        13,152,335              12,433,925
                                                      -------------------------------------

Cost of sales                                            7,867,469               7,540,199
Selling, general and administrative expenses             4,499,319               4,167,316
Interest expense                                            87,904                  85,962
                                                      -------------------------------------
                                                        12,454,692              11,793,477
                                                      -------------------------------------

Income before income taxes                                 697,643                 640,448
Income taxes                                               277,000                 250,000
                                                      -------------------------------------
Net income                                                 420,643                 390,448

Preferred Stock dividend requirement                        17,574                  18,594
                                                      -------------------------------------
Net income applicable to Common Stock                     $403,069                $371,854
                                                      =====================================

Net income per share applicable to
  common shareholders:

  Basic                                                      $0.12                   $0.11
                                                      =====================================
  Diluted                                                    $0.10                   $0.09
                                                      =====================================

Shares used in the calculation of net income
   per common share:
  Basic                                                  3,324,525               3,282,833
                                                      =====================================
  Diluted                                                4,042,979               4,074,188
                                                      =====================================

See accompanying notes.



                        Harvey Electronics, Inc.
                             Balance Sheets
                                                                                  February 1,      October 26,
                                                                                     2003             2002(1)
Assets                                                                           (Unaudited)
                                                                         -------------------------------------
Current assets:
   Cash and cash equivalents                                                       $16,989            $15,990
   Accounts receivable, less allowance of $20,000 and $20,000                      819,980            634,663
   Inventories                                                                   6,971,670          6,804,161
   Prepaid expenses and other current assets                                       400,327            212,692
                                                                         -------------------------------------
Total current assets                                                             8,208,966          7,667,506
Property and equipment:
   Leasehold improvements                                                        3,422,213          3,363,928
   Furniture, fixtures and equipment                                             1,961,455          1,941,765
   Internet website                                                                456,870            441,670
                                                                         -------------------------------------
                                                                                 5,840,538          5,747,363
   Less accumulated depreciation and amortization                                2,886,265          2,730,164
                                                                         -------------------------------------
                                                                                 2,954,273          3,017,199
Equipment under capital leases, less accummulated amortization
  of $386,000 and $382,537                                                          58,560             62,023
Cost in excess of net assets acquired, less accumulated amortization
  of $25,000 and $25,000                                                           125,000            125,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $378,023 and $378,023                   709,440            986,440
Other assets, less accumulated amortization of $193,767 and $183,794               283,324            293,297
                                                                         -------------------------------------
Total assets                                                                   $12,339,563        $12,151,465
                                                                         =====================================
Liabilities and shareholders' equity
Current liabilities:
  Revolving line of credit facility                                             $2,781,331         $3,119,493
  Trade accounts payable                                                         1,977,074          2,274,833
  Customer deposits                                                              1,649,239          1,484,237
  Accrued expenses and other current liabilities                                 1,557,944          1,293,207
  Income taxes                                                                      48,541             50,200
  Cumulative Preferred Stock dividends payable                                       5,570             23,432
  Current portion of capital lease obligations                                       6,147             22,420
                                                                         -------------------------------------
Total current liabilities                                                        8,025,846          8,267,822

  Deferred rent                                                                    182,620            155,615

Commitments and contingencies
Shareholders' equity:
  8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share; authorized 10,000 shares; issued and outstanding 827 shares (aggregate liquidation preference--$827,000)
                                                                                   379,982            379,982
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,324,525 shares                                           33,245             33,245
  Additional paid-in capital                                                     7,601,305          7,601,305
  Accumulated deficit                                                           (3,883,435)        (4,286,504)
                                                                         -------------------------------------
Total shareholders' equity                                                       4,131,097          3,728,028
                                                                         -------------------------------------
Total liabilities and shareholders' equity                                     $12,339,563        $12,151,465
                                                                         =====================================

See accompanying notes.


             Harvey Electronics, Inc.
         Statement of Shareholders' Equity
                  (Unaudited)



                                      Preferred Stock             Common Stock         Additional                     Total
                                     -----------------------------------------------    Paid-in     Accumulated    Shareholders'
                                     Shares     Amount        Shares         Amount     Capital       Deficit         Equity
                                     -----------------------------------------------------------------------------------------
Balance at October 26, 2002           827   $   379,982     3,324,525   $    33,245   $ 7,601,305   $(4,286,504)   $ 3,728,028

Net income for the period             -             -             -             -             -         420,643        420,643
Preferred Stock dividend              -             -             -             -             -         (17,574)       (17,574)
                                     -----------------------------------------------------------------------------------------
Balance at February 1, 2003           827   $   379,982     3,224,525   $    33,245   $ 7,601,305   ($3,883,435)   $ 4,131,097
                                     =========================================================================================

See accompanying notes.


                           Harvey Electronics, Inc.
                          Statements of Cash Flows
                                (Unaudited)

                                                                              Fourteen Weeks            Thirteen Weeks
                                                                                  Ended                      Ended
                                                                                February 1,                January 26,
                                                                                    2003                      2002
                                                                             ----------------------------------------
Operating activities
Net income                                                                        $420,643                  $390,448
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                  191,026                   232,934
    Income tax equivalent provision                                                277,000                   250,000
    Straight-line impact of rent escalations                                        27,005                       (90)
    Miscellaneous                                                                   (5,229)                   (3,541)
    Changes in operating assets and liabilities:
      Accounts receivable                                                         (185,317)                 (141,210)
      Inventories                                                                 (167,509)                  (30,565)
      Prepaid expenses and other current assets                                     54,968                   (36,118)
      Trade accounts payable                                                      (297,759)                 (197,659)
      Customer deposits                                                            165,002                    15,848
      Accrued expenses, other current liabilities
        and income taxes                                                            20,475                  (159,809)
                                                                             ----------------------------------------
Net cash provided by operating activities                                          500,305                   320,238
                                                                             ----------------------------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                                     (94,235)                  (23,149)
Internet website development                                                       (15,200)                        -
                                                                             ----------------------------------------
Net cash used in investing activities                                             (109,435)                  (23,149)
                                                                             ----------------------------------------
Financing activities
Net payments from revolving credit facility                                       (338,162)                 (232,141)
Preferred Stock dividends paid                                                     (35,436)                  (37,493)
Principal payments on note payable                                                       -                   (10,739)
Principal payments on capital lease obligations                                    (16,273)                  (26,519)
                                                                             ----------------------------------------
Net cash used in financing activities                                             (389,871)                 (306,892)
                                                                             ----------------------------------------
Increase (decrease) in cash and cash equivalents                                       999                    (9,803)
Cash and cash equivalents at beginning of period                                    15,990                    28,336
                                                                             ----------------------------------------
Cash and cash equivalents at end of period                                         $16,989                   $18,533
                                                                             ========================================
Supplemental cash flow information:
Interest paid                                                                     $103,000                  $112,000
                                                                             ========================================
Taxes paid                                                                          $2,000                    $1,000
                                                                             ========================================

See accompanying notes.


                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                February 1, 2003
                                   (Unaudited)

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

Fiscal 2003 is a fifty-three week year and, as a result, the first quarter included fourteen weeks as compared to thirteen weeks for the same quarter last year. Operating results for the fourteen-week period ended February 1, 2003 are not necessarily indicative of the results that may be expected for the fifty-three weeks ending November 1, 2003. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 26, 2002.

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

The interest rate on all borrowings under the Credit Facility is one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2003. Prepayment fees, an annual facility fee of $17,500 and maintenance fees of $1,500 per month, also exist under the Credit Facility. A commitment fee of $75,000 (being amortized over the three years) was also paid by the Company. The balance outstanding under the Credit Facility at February 1, 2003 was $2,781,000 and is presented as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration clause and a Lock-Box Arrangement", since the Company's daily receipts are used to reduce the outstanding balance under the revolving credit facility.

Wells Fargo has a senior security interest in all of the Company's assets. The Credit Facility provides Wells Fargo with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). The Credit Facility also contains certain financial covenants, with which the Company was in compliance at February 1, 2003.

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

3. Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the fourteen and thirteen weeks ended February 1, 2003 and January 26, 2002 was $280,000 and $340,000, respectively.

4. Income Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the fourteen and thirteen weeks ended February 1, 2003 and January 26, 2002 was computed based on the weighted average number of common shares outstanding. For the first quarter of fiscal 2003 and 2002, common equivalent shares relating to stock options, aggregating 47,895 and 81,876, respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. All other stock options and warrants were not included since they were anti-dilutive.

The conversion price of the Company's preferred stock is $1.2333. As a result, common equivalent shares of 670,559 and 709,479 relating to the conversion of the preferred stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the first quarter ended February 1, 2003 and January 26, 2002, respectively.

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

For the fourteen and thirteen weeks ended February 1, 2003 and January 26, 2002, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $277,000 (40% effective tax rate) and $250,000 (39% effective tax rate), respectively. The income tax equivalent provisions will not affect the Company's tax liability and does not require a cash payment.

6. Inventories

Inventories   have  been  valued  at  average  cost,  based  upon  gross  profit percentages applied to net sales.

7. New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS 142. Other intangible assets continue to be amortized over their estimated useful lives.

The Company has adopted the non amortization provision of the new standards beginning in the first quarter of fiscal 2003. Effective with the adoption of SFAS 142, both goodwill and the Company's other intangible asset, reorganization value in excess of amounts allocable to identifiable assets, are no longer amortized but are instead subject to an annual impairment test. The initial transitional test of the impairment of goodwill will be completed during the second quarter of fiscal 2003. Goodwill and intangible assets will be tested annually to identify if impairment has occurred. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded.

With the adoption of SFAS 142, the Company ceased amortization of goodwill as of October 27, 2002. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                Three Months Ended                 Three Months Ended
                                                 February 1, 2003                    January 26, 2002
                                            --------------------------------------------------------------

Net income applicable to Common Stock                $403,069                           $371,854
Add back goodwill amortization                          -                                 15,000
                                                     --------                           --------
Adjusted net income                                  $403,069                           $386,854
                                                     ========                           ========

Diluted net income per share:
   Net income                                        $  .10                             $  .09
   Goodwill amortization                                -                                  -
                                                     ------                              -----
   Adjusted diluted net income
     per share                                       $  .10                             $  .09
                                                     ======                             ======

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations," for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of October 27, 2002, the first day of fiscal 2003. The adoption of SFAS No 144 did not effect the Company's financial position and results of operations.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure" - an amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. Management does not believe that the impact of this new pronouncement will have a material effect on the Company's financial statements.



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

Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 26, 2002 and October 27, 2001, included in the Company's Annual Report on Forms 10K and 10-KSB. Fiscal 2003 is a fifty-three week year as compared to fifty-two weeks for fiscal 2002. As a result, the Company's first quarter of fiscal 2003 includes fourteen weeks as compared to thirteen weeks for the first quarter of fiscal 2002.

Fourteen Weeks Ended February 1, 2003 as Compared to Thirteen Weeks Ended January 26, 2002

Net Income. The Company's pretax income for the fourteen weeks ended February 1, 2003 increased 8.9%, to $698,000 as compared to $640,000 for the thirteen weeks ended January 26, 2002. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $977,000 for the fourteen weeks ended February 1, 2003 as compared to EBITDA of $959,000 for the thirteen weeks ended January 26, 2002. Net income for the first quarter of fiscal 2003 increased to $421,000 as compared to $390,000 for the same quarter in fiscal 2002.

Net income for the first quarter of fiscal 2003 was reduced by operating losses of approximately $65,000 relating to the Company's website. Net income for the first quarter of fiscal 2002 was reduced by operating losses of approximately $70,000 relating to the Company's newest Bang & Olufsen branded store opened in Greenwich, Connecticut and the Company's website.

The Company's net income for the first quarter of fiscal 2003 includes net advertising expense of $280,000 as compared to $340,000 for the same quarter last year.

Results of operations for the first quarter of fiscal 2003 and 2002 also included depreciation and amortization expense of $191,000 and $233,000, respectively.

The Company recorded income tax equivalent provisions for the fourteen and thirteen weeks ended February 1, 2003 and January 26, 2002, of $277,000 (40% effective tax rate) and $250,000 (39% effective tax rate), respectively. The income tax equivalent provisions will not affect the Company's tax liability and does not require the use of cash.

Revenues. Net sales for the fourteen weeks ended February 1, 2003 aggregated $13,142,000, an increase of 5.8%, as compared to net sales for the thirteen weeks ended January 26, 2002. Comparable store sales, encompassing only the first thirteen weeks of the quarter, decreased by only 1.2% from the same period last year. The Company's sales results continued to be strong despite a difficult retail environment, and compared favorably with the announced results of other consumer electronics retailers in the industry. The slight decrease in comparable store sales for the Company's first quarter was primarily the result of slower retail traffic during the holiday shopping period.

Overall net sales benefited from the continued growth of the Company's new Harvey store in Eatontown, New Jersey, opened in April 2001, and additionally from the maturation of its newest Bang & Olufsen branded store opened in October 2000. The Company continues to experience expanding revenues from the unabated strong demand for its custom installation services.

Despite increased competition, customer demand continues to be strong for new digital video products including plasma flat screen, LCD flat panel, high-definition televisions and related custom home installations. Consumers have embraced plasma and LCD flat screen technologies. Custom installation projects continue to increase and accounted for approximately 47% of net sales for the first quarter of fiscal 2003, as compared to approximately 44% of net sales for the same quarter last year. Custom installation sales, including both equipment sales and labor income, increased approximately 12% to $6,119,000 for the first quarter 2003, as compared to $5,471,000 for the same quarter last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

The Company differentiates itself by offering sophisticated custom installation services, including programming capabilities that address complex technological integration issues giving its customers easy remote control operations for a variety of functions. Management believes installations of complete movie theaters in the home as well as distributed audio, network cabling and in-home lighting systems will continue to attract affluent customers to the Company, which should continue to benefit sales, enhance gross margins and improve overall store profitability.

The Company's marketing efforts remained significant in the first quarter of fiscal 2003, which we believe continued to drive sales. These efforts included radio, newspaper, direct mail and catalog advertisements, and the continued promotion of the Company's website, www.harveyonline.com. In fiscal 2003, the Company's advertising expenditures will not be reduced and will be used primarily for radio, print and direct mail advertising. The Company will continue to promote its brand and image to both men and women using the new campaign, launched in November 2002, "Harvey. Extraordinary in Every Way."

Costs and Expenses. Total cost of goods sold for the fourteen weeks ended February 1, 2003 increased 4.3% to $7,867,000 as compared to the thirteen weeks ended January 26, 2002. This was primarily due to an increase in sales as noted above, offset by an increase in the gross profit margin.

The gross profit margin for the fourteen weeks ended February 1, 2001 increased to 40.1% from 39.3% for the thirteen weeks ended January 26, 2002. The gross profit margin increased, despite the decreased sales of higher margin audio products. Audio sales declined to 47.7% of net sales in the first quarter of fiscal 2003 as compared to 50.3% of net sales for the same quarter last year. Video sales remained constant at approximately 44% of net sales. The increase in the gross profit margin was primarily due to a 54% increase in higher margin custom installation labor income in the first quarter of fiscal 2003 as compared to the same quarter last year. Labor income represents 8% of net sales for the first quarter of fiscal 2003 as compared to 5.6% of net sales for the same quarter last year. Additionally, the Company has been more successful in selling higher margin extended warranties, as well as furniture, cable and wire and other high margin accessories in the first quarter of fiscal 2003 as compared to the same quarter last year.

Selling, general and administrative expenses ("SG&A expenses") increased by $332,000 or 8% for the fourteen weeks ended February 1, 2003 as compared to the thirteen weeks ended January 26, 2002. Comparable SG&A expenses increased by approximately $110,000 or approximately 2.6% for the first quarter of fiscal 2003 as compared to the same quarter last year.

Comparable SG&A expenses increased from additional payroll and payroll related costs, occupancy costs, professional fees, insurance expense and various other store operating expenses, offset by a decrease in advertising expense, depreciation and amortization, credit card fees and investor relations expense.

The Company will continue to hire additional custom installation personnel and incur the necessary associated expenses relating to the expansion of its custom installation services. These services differentiate Harvey and are vital to the Company's business plan.

Interest expense increased by approximately $2,000 or 2.3% for the fourteen weeks ended February 1, 2003, as compared to the thirteen weeks ended January 26, 2002.

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

As noted above, in the first quarter of fiscal 2003 and fiscal 2002, the income tax equivalent provision and the reduction of reorganization value in excess of amounts allocable to identifiable assets was $277,000 and $250,000, respectively. The income tax equivalent provisions will not require the use of the Company's cash.

Liquidity and Capital Resources

At February 1, 2003 and October 26, 2002, the Company's ratio of current assets to current liabilities was 1.02 and .93, respectively. The Company had negative working capital of $600,000 at October 26, 2002. However, it is important to note that at February 1, 2003 and October 26, 2002, the Company's outstanding balances on its Credit Facility ($2,781,000 and $3,119,000, respectively) were classified as current liabilities, despite the initial three-year term of the Company's Credit Facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Financial Statements for details). The improvement in the working capital ratio at February 1, 2003 was positively impacted by the Company's first quarter pre-tax income.

Net cash provided by operating activities was $500,000 for the fourteen weeks ended February 1, 2003, as compared to $320,000 for the thirteen weeks ended January 26, 2002. The primary reason for the increase in cash provided from operating activities for the first quarter of fiscal 2003 was due to the improvement in pre-tax income and the increase in custom deposits and accrued expenses and other current liabilities.

Net cash used in investing activities was $109,000 for the first quarter of fiscal 2003, as compared to cash used of $23,000 for the same quarter last year. Net cash used for the purchases of property, equipment and website assets was $109,000 as compared to $23,000 for the prior year's quarter.

Net cash used in financing activities was $390,000 for the first quarter of fiscal 2003, as compared to $307,000 for the same quarter last year. Financing activities for the first quarter of fiscal 2003 included net payments of $338,000, reducing the revolving line of credit facility, preferred stock dividends paid of $35,000 and principal payments on capital leases of $16,000. Financing activities for the first quarter of fiscal 2002 included net payments of $232,000, reducing the revolving line of credit facility, preferred stock dividends paid of $37,000, principal payments on capital leases of $27,000 and notes payable payments of $11,000.

The Company has a three-year revolving line of credit facility ("Credit Facility") with Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company can borrow up to $7 million based upon a lending formula (as defined) calculated on eligible inventory. The Credit Facility expires November 30, 2003. The interest rate on all borrowings under the Credit Facility is one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2003. At March 11, 2003, there was approximately $2,729,000 in outstanding borrowings under the Credit Facility, with approximately $2,581,000 available to borrow under the Credit Facility.

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

The Company has 2,104,500 redeemable common stock purchase warrants ("Warrants") outstanding from its public offering of common stock and Warrants in fiscal 1998 (the "Offering"). Each outstanding Warrant is exercisable for one share of common stock at 110% ($5.50 per share) of the Offering price through March 30, 2003. The Warrants are also redeemable (at $.10 per Warrant), at the Company's option, commencing March 31, 2000 if the closing bid price of the common stock for 20 consecutive trading days exceeds 150% of the Offering price per share or $7.50. The Warrants will expire on March 30, 2003.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's Preferred Stock is $1.2333. 875 shares of Preferred Stock were originally issued by the Company. In fiscal 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's common stock by a preferred shareholder. At February 1, 2003, 827 shares of Preferred Stock were issued and outstanding which are convertible into 670,559 shares of common stock.

The Company's expansion plan, if any, for fiscal 2003 and fiscal 2004 has not been developed at this time, as the economic outlook remains uncertain. The Company will, however, make improvements to certain of its Harvey retail showrooms, including additional renovations at its Paramus, New Jersey store and the installation of total movie theaters within certain of its stores. Miscellaneous purchases of equipment and other assets for fiscal 2003 are not expected to be significant.

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


Item 4. Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of the filing of this quarterly report on Form10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to Harvey Electronics, Inc., required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION:


Items 1, 2, 3, 4 and 5 were not applicable in the first quarter ended February 1, 2003.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit Number                     Description
         --------------                     -----------

         Exhibit 99.1                       Certification of Franklin C. Karp, President

         Exhibit 99.2                       Certification of Joseph J. Calabrese, Executive
                                            Vice President, Chief Financial Officer, Treasurer
                                            And Secretary

         (b) Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 2003.


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2003.

                            Harvey Electronics, Inc.

                            By:/s/ Franklin C. Karp
                               --------------------
                               Franklin C. Karp
                               President

                            By:/s/ Joseph J. Calabrese
                               -----------------------
                               Joseph J. Calabrese
                               Executive Vice President, Chief
                               Financial Officer, Treasurer
                               & Secretary




I, Franklin C. Karp, President of Harvey Electronics, Inc, (the "Registrant") certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harvey the Registrant.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and,

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is disclosed, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) any significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003

                                    /s/ Franklin C. Karp
                                    --------------------
                                    President



I, Joseph J. Calabrese, Executive Vice President, Chief Financial Officer, Treasurer & Secretary of Harvey Electronics, Inc., (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harvey the Registrant.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is disclosed, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) any significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003




                                    /s/ Joseph J. Calabrese
                                    -----------------------
                                    Executive Vice President, Chief
                                    Financial Officer, Treasurer &
                                    Secretary