Form 10-Q
period 2003-05-03
HARVEY ELECTRONICS INC
filed 2003-06-17
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 3, 2003

         [  ]   TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to                 .
                                        -----------------   ----------------

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

                                  201-842-0078
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act). Yes [ ] No [X]

As of June 17, 2003, 3,324,525 shares of the registrant's common stock, par value $.01 per share, were outstanding.



                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX


PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page No.
              Statements of Operations (Unaudited) - Twenty-seven and Twenty-six weeks ended May 3, 2003 and April 27, 2002 and Thirteen Weeks ended May 3, 2003 and April 27, 2002....................................................3

              Balance Sheets - May 3, 2003 (Unaudited) and October 26,
                2002....................................................................................4

              Statement of Shareholders' Equity (Unaudited) - Twenty-seven weeks ended May 3, 2003  .....................................................................5

              Statements of Cash Flows (Unaudited) - Twenty-seven and Twenty-six weeks ended May 3, 2003 and April 27, 2002..............................................6

              Notes to Financial Statements (Unaudited).................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations .................................................................14

Item 4.       Disclosure Controls and Procedures.......................................................20

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K.........................................................21

Signatures ............................................................................................22

Part I Financial Information
Item I. Financial Statements
                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)

                                                  Twenty-seven Weeks      Twenty-six Weeks     Thirteen Weeks      Thirteen Weeks
                                                         Ended                  Ended               Ended                Ended
                                                         May 3,                April 27,            May 3,            April 27,
                                                         2003                    2002                2003                2002
                                                  -------------------------------------------------------------------------------

Net sales                                             $23,141,933            $22,784,284         $10,000,140         $10,363,725
Interest and other income                                  50,702                 21,941              40,160               8,575
                                                  -------------------------------------------------------------------------------
                                                       23,192,635             22,806,225          10,040,300          10,372,300
                                                  -------------------------------------------------------------------------------

Cost of sales                                          13,876,617             13,793,436           6,009,148           6,253,237
Selling, general and administrative expenses            8,528,243              8,043,318           4,028,924           3,876,002
Interest expense                                          175,768                168,414              87,864              82,452
                                                  -------------------------------------------------------------------------------
                                                       22,580,628             22,005,168          10,125,936          10,211,691
                                                  -------------------------------------------------------------------------------

Income (loss) before income taxes (benefit)               612,007                801,057            (85,636)             160,609
Income taxes (benefit)                                    240,000                320,000            (37,000)              70,000
                                                  -------------------------------------------------------------------------------
Net income (loss)                                         372,007                481,057            (48,636)              90,609

Preferred Stock dividend requirement                       35,148                 37,188              17,574              18,594
                                                  -------------------------------------------------------------------------------
Net income (loss) applicable to Common Stock             $336,859               $443,869           ($66,210)             $72,015
                                                  ===============================================================================

Net income (loss) per share applicable to common shareholders:

  Basic                                                     $0.10                  $0.14             ($0.02)               $0.02
                                                  ===============================================================================
  Diluted                                                   $0.08                  $0.11             ($0.02)               $0.02
                                                  ===============================================================================

Shares used in the calculation of net
 income (loss) per common share:
  Basic                                                 3,324,525              3,282,833           3,324,525           3,282,833
                                                  ===============================================================================
  Diluted                                               4,038,287              4,095,114           3,324,525           3,413,349
                                                  ===============================================================================



See accompanying notes to financial statements.


                            Harvey Electronics, Inc.
                                 Balance Sheets
                                                                                May 3,        October 26,
                                                                                 2003           2002(1)
Assets                                                                       (Unaudited)
                                                                      -----------------------------------
Current assets:
   Cash and cash equivalents                                                   $18,988           $15,990
   Accounts receivable, less allowance of $20,000 and $20,000                  686,621           634,663
   Inventories                                                               6,994,390         6,804,161
   Prepaid expenses and other current assets                                   380,644           212,692
                                                                      -----------------------------------
Total current assets                                                         8,080,643         7,667,506
Property and equipment:
   Leasehold improvements                                                    3,447,309         3,363,928
   Furniture, fixtures and equipment                                         2,044,319         1,941,765
   Internet website                                                            456,870           441,670
                                                                      -----------------------------------
                                                                             5,948,498         5,747,363
   Less accumulated depreciation and amortization                            3,064,414         2,730,164
                                                                      -----------------------------------
                                                                             2,884,084         3,017,199
Equipment under capital leases, less accummulated amortization
  of $381,284 and $382,537                                                      16,536            62,023
Cost in excess of net assets acquired, less accumulated amortization
  of $25,000 and $25,000                                                       125,000           125,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $378,023 and $378,023               746,440           986,440
Other assets, less accumulated amortization of $214,198 and $183,794           271,025           293,297
                                                                      -----------------------------------
Total assets                                                               $12,123,728       $12,151,465
                                                                      ===================================
Liabilities and shareholders' equity
Current liabilities:
  Revolving line of credit facility                                         $2,612,140        $3,119,493
  Trade accounts payable                                                     2,585,787         2,274,833
  Customer deposits                                                          1,487,406         1,484,237
  Accrued expenses and other current liabilities                             1,098,567         1,293,207
  Income taxes                                                                  48,541            50,200
  Cumulative Preferred Stock dividends payable                                  23,144            23,432
  Current portion of capital lease obligations                                       0            22,420
                                                                      -----------------------------------
Total current liabilities                                                    7,855,585         8,267,822

  Deferred rent                                                                203,256           155,615

Commitments and contingencies
Shareholders' equity:
   8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
authorized 10,000 shares; issued and outstanding 827 shares (aggregate liquidation preference--$827,000)

                                                                               379,982           379,982
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,324,525 shares                                       33,245            33,245
  Additional paid-in capital                                                 7,601,305         7,601,305
  Accumulated deficit                                                      (3,949,645)       (4,286,504)
                                                                      -----------------------------------
Total shareholders' equity                                                   4,064,887         3,728,028
                                                                      -----------------------------------
Total liabilities and shareholders' equity                                 $12,123,728       $12,151,465
                                                                      ===================================

(1) The balance sheet as of October 26, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.


                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                    Preferred Stock          Common Stock          Additional                          Total
                                 ------------------------------------------------   Paid-in          Accumulated     Shareholders'
                                  Shares     Amount        Shares      Amount       Capital            Deficit         Equity
                                 -----------------------------------------------------------------------------------------------
Balance at October 26, 2002         827     $379,982     3,324,525     $33,245       $7,601,305    $ (4,286,504)     $3,728,028

Net income for the twenty-seven
   week period                       -          -            -            -            -                 372,007        372,007
Preferred Stock dividend             -          -            -            -            -                (35,148)       (35,148)
                                 ------------------------------------------------------------------------------------------------
Balance at May 3, 2003              827     $379,982     3,224,525     $33,245       $7,601,305     ($3,949,645)     $4,064,887
                                 ===============================================================================================



See accompanying notes to financial statements.


                             Harvey Electronics, Inc
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                      Twenty-seven Weeks          Twenty-six Weeks
                                                                                            Ended                       Ended
                                                                                             May 3,                   April 27,
                                                                                             2003                       2002
                                                                        -------------------------------------------------------
Operating activities
Net income                                                                                  $372,007                  $481,057
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                            387,841                   467,073
    Income tax equivalent provision                                                          240,000                   320,000
    Straight-line impact of rent escalations                                                  47,641                   (5,408)
    Miscellaneous                                                                            (8,132)                   (4,366)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                   (51,958)                  (88,985)
      Inventories                                                                          (151,669)                  (99,227)
      Prepaid expenses and other current assets                                               33,832                 (121,741)
      Trade accounts payable                                                                 310,954                 (784,881)
      Customer deposits                                                                        3,169                 (229,446)
      Accrued expenses, other current liabilities
        and income taxes                                                                   (398,083)                   305,519
                                                                        -------------------------------------------------------
Net cash provided by operating activities                                                    785,602                   239,595
                                                                        -------------------------------------------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                                             (202,195)                  (15,722)
Internet website development                                                                (15,200)                         -
Purchases of other assets                                                                          -                   (2,940)
Security deposits-net                                                                              -                    11,935
                                                                        -------------------------------------------------------
Net cash used in investing activities                                                      (217,395)                   (6,727)
                                                                        -------------------------------------------------------
Financing activities
Net payments from revolving credit facility                                                (507,353)                 (151,024)
Preferred Stock dividends paid                                                              (35,436)                  (37,493)
Principal payments on note payable                                                                 -                  (10,739)
Principal payments on capital lease obligations                                             (22,420)                  (45,958)
                                                                        -------------------------------------------------------
Net cash used in financing activities                                                      (565,209)                 (245,214)
                                                                        -------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                               2,998                  (12,346)
Cash and cash equivalents at beginning of period                                              15,990                    28,336
                                                                        -------------------------------------------------------
Cash and cash equivalents at end of period                                                   $18,988                   $15,990
                                                                        =======================================================
Supplemental cash flow information:
Interest paid                                                                               $181,000                  $192,000
                                                                        =======================================================
Taxes paid                                                                                    $2,000                    $1,000
                                                                        =======================================================

See accompanying notes to financial statements.


                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                   May 3, 2003
                                   (Unaudited)

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

Fiscal 2003 is a fifty-three week year and, as a result, the first quarter included fourteen weeks as compared to thirteen weeks for the same quarter last year. Operating results for the twenty-seven week period ended May 3, 2003 are not necessarily indicative of the results that may be expected for the fifty-three weeks ending November 1, 2003. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 26, 2002.

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

The interest rate on all borrowings under the Credit Facility is one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2003. Prepayment fees, an annual facility fee of $17,500 and maintenance fees of $1,500 per month, also exist under the Credit Facility. A commitment fee of $75,000 (being amortized over the three years) was also paid by the Company. The balance outstanding under the Credit Facility at May 3, 2003 was $2,612,000 and is presented as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration clause and a Lock-Box Arrangement", since the Company's daily receipts are used to reduce the outstanding balance under the revolving credit facility.

Wells Fargo has a senior security interest in all of the Company's assets. The Credit Facility provides Wells Fargo with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). The Credit Facility also contains certain financial covenants, with which the Company was in compliance at May 3, 2003.

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

3. Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the twenty-seven and twenty-six weeks ended May 3, 2003 and April 27, 2002 was $400,000 and $450,000, respectively. Advertising expense for the second quarter of fiscal 2003 and 2002 was $120,000 and $110,000, respectively.

4. Income Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the twenty-seven and twenty-six weeks ended May 3, 2003 and April 27, 2002 was computed based on the weighted average number of common shares outstanding. For these periods, common equivalent shares relating to stock options, aggregating 38,510 and 123,788, respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. All other stock options and warrants were not included for these periods since they were anti-dilutive.

The basic and diluted income per share for the second quarter of 2003 and 2002 was computed based on the weighted average number of common shares outstanding. For the second quarter ended April 27, 2002, common equivalent shares relating to stock options aggregating 130,516 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. No common equivalent shares relating to stock options were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the second quarter ended May 3, 2003 as their effect was anti-dilutive. No other options or warrants were included for the second quarter of fiscal 2003 and 2002, since they were anti-dilutive.

The conversion price of the Company's preferred stock is $1.2333. As a result, common equivalent shares of 670,559 and 709,479 relating to the conversion of the preferred stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the twenty-seven and twenty-six weeks ended May 3, 2003 and April 27, 2002, respectively. For the second quarter of fiscal 2003 and 2002, common equivalent shares (670,559 and 709,479, respectively) relating to the conversion of the preferred stock were not included in the weighted average number of common shares outstanding for the diluted earnings per share computation as their effect was anti-dilutive.

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

For the twenty-seven and twenty-six weeks ended May 3, 2003 and April 27, 2002, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $240,000 (39.2% effective tax rate) and $320,000 (40% effective tax rate), respectively. For the second quarter of fiscal 2003, the Company recorded an income tax equivalent benefit of $37,000 (43% effective tax benefit) as compared to an income tax equivalent provision of $70,000 (44% effective tax rate) in the same quarter of fiscal 2002. The income tax equivalent provisions will not affect the Company's tax liability and does not require a cash payment.

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

The Company has adopted the non amortization provision of the new standards beginning in the first quarter of fiscal 2003. Effective with the adoption of SFAS No. 142, both goodwill and the Company's other intangible asset, reorganization value in excess of amounts allocable to identifiable assets, are no longer amortized but are instead subject to an annual impairment test.

In the second quarter of fiscal 2003, the Company engaged a qualified independent firm, to perform a valuation of the Company and to prepare the necessary goodwill impairment analysis. After completion, this independent firm found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset will be tested annually to identify if impairment has occurred.

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of October 27, 2002. The following table presents the effect of adoption of SFAS No. 142 on the reported net income or loss of the Company on a comparable basis:

                                                        Twenty-Seven Weeks          Twenty-Six Weeks
                                                        Ended May 3, 2003          Ended April 27, 2002
                                                        -----------------          --------------------
Net Income applicable to Common Stock                        $336,859                   $443,869
Add back goodwill amortization                                      -                     30,000
                                                             --------                   --------
Adjusted net income                                          $336,859                   $473,869
                                                             ========                   ========
Diluted net income per share:
   Net income                                                $    .08                   $     .11
   Goodwill amortization                                            -                         .01
                                                             --------                   ---------
   Adjusted diluted net income
     per share                                               $    .08                   $     .12
                                                             ========                   =========


                                             Three Months Ended       Three Months Ended
                                                 May 3, 2003              April 27, 2002
                                            -------------------------------------------------

Net (loss) income applicable to Common Stock        $(66,210)              $72,015
Add back goodwill amortization                             -                15,000
                                                    ---------               ------
Adjusted net (loss) income                          $(66,210)              $87,015
                                                    =========               ======

Diluted net (loss) income per share:
   Net (loss) income                                $ (  .02)               $  .02
   Goodwill amortization                                  -                     -
                                                       ------                -----
   Adjusted diluted net (loss) income
     per share                                      $ (  .02)               $  .02
                                                       ======                 ====

In June 2002, the Financial Accounting Standards Board finalized SFAS No. 146 "Accounting for the Costs Associated with Exit or Disposal Activities", which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is anticipated that the financial impact of SFAS No. 146 will not have a material effect on the Company.

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to disclose the pro forma net income per share for employee stock option grants made beginning in fiscal 1997 as if such method had been used to account for stock-based compensation costs described in SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123.

The following table illustrates the effects on net income or loss and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:


                                 Twenty-Seven    Twenty-Six   Thirteen Weeks Thirteen Weeks
                                 Weeks Ended    Weeks Ended       Ended          Ended
                                 May 3, 2003   April 27, 2002   May 3, 2003  April 27, 2002
                                 -----------   --------------   -----------  --------------
Net income (loss)
applicable to common stock        $   336,859   $   443,869    $  (66,210)   $   72,015
Less compensation expense
determined under the fair
value method                             --        (113,000)         --         (56,500)
                                  -----------   -----------    ----------    ----------
Adjusted net income (loss)        $   336,859   $   330,869    $  (66,210)   $   15,515
                                  ===========   ===========    ==========    ==========

Net income (loss) per share
applicable to common stock:
  Basic                           $      .10    $       .14    $     (.02)   $      .02
  Less compensation expense
  determined under the fair
  value method                           --            (.03)           --           (.02)
                                  -----------   -----------    ----------    ----------
  Adjusted basic net income
  (loss) per share                $      .10    $       .11    $     (.02)   $        -
                                  ===========   ===========    ==========    ==========

Net income (loss) per share
applicable to common stock:
  Diluted                         $      .08    $       .11    $     (.02)   $      .02
  Less compensation expense
  determined under the fair
  value method                            --           (.03)           --          (.02)
                                  -----------   -----------    ----------    ----------
    Adjusted diluted net income
  (loss) per share                $       .08   $       .08    $     (.02)   $        -
                                  ===========   ===========    ==========    ==========


In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after June 15, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after June 15, 2003, regardless of when the variable interest entity was established. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on the financial condition, results of operations or cash flows for the twenty-seven and thirteen weeks ended May 3, 2003, because the Company does not have any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, an amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company currently does not have derivative instruments, therefore this statement will not effect the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Management does not believe this statement will have a material impact on the Company's financial statements.


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

Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 26, 2002 and October 27, 2001, included in the Company's Annual Report on Forms 10K and 10-KSB. Fiscal 2003 is a fifty-three week year as compared to fifty-two weeks for fiscal 2002. As a result, the Company's first quarter of fiscal 2003 included fourteen weeks as compared to thirteen weeks for the first quarter of fiscal 2002.

Twenty-Seven and Thirteen Weeks Ended May 3, 2003 as Compared to Twenty-Six and Thirteen Weeks Ended April 27, 2002

Net Income. The Company's pre-tax income for the twenty-seven weeks ended May 3, 2003 was $612,000 as compared to $801,000 for the twenty-six weeks ended April 27, 2002. Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $1,176,000 for the twenty-seven weeks ended May 3, 2003 as compared to EBITDA of $1,437,000 for the twenty-six weeks ended April 27, 2002. Net income for the twenty-seven weeks ended May 3, 2003 was $372,000 as compared to net income of $481,000 for the twenty-six weeks ended April 27, 2002.

The Company's pre-tax loss for the second quarter of fiscal 2003 was $86,000 as compared to pre-tax income of $161,000 for the same quarter last year. EBITDA for the second quarter of fiscal 2003 was $199,000 as compared to EBITDA of $477,000 for the same quarter last year. The net loss for the second quarter of fiscal 2003 was $49,000 as compared to a net profit of $91,000 for the same quarter last year.

Management believes the Company's pre-tax loss and EBITDA for the second quarter of 2003 was negatively impacted by restrained consumer spending prior to and during the Iraq war as well as extreme winter weather conditions in the Northeast.

Net income for twenty-seven and thirteen weeks ended May 3, 2003 was also reduced by operating losses of approximately $125,000 and $60,000, respectively, relating to Company's website. Net income for the twenty-six and thirteen weeks ended April 27, 2002 was reduced by operating losses of approximately $150,000 and $80,000, respectively, relating to the Company's newest Bang & Olufsen branded store opened in Greenwich, Connecticut and the Company's website.

The Company's net income for the first half of fiscal 2003 and 2002, included net advertising expense of $400,000 and $450,000, respectively. The net loss for the second quarter of fiscal 2003 included net advertising expense of $120,000 as compared to $110,000 for the same quarter last year.

Results of operations for the first half of fiscal 2003 and 2002, included depreciation and amortization expense of $388,000 and $467,000, respectively.

For the twenty-seven and twenty-six weeks ended May 3, 2003 and April 27, 2002, the income tax equivalent provision, recorded by the Company was $240,000 (39.2% effective tax rate) and $320,000 (40% effective tax rate), respectively. In the second quarter of fiscal 2003, the Company recorded an income tax equivalent benefit of $37,000 (43% effective tax benefit) as compared to an income tax equivalent provision of $70,000 (44% effective tax rate) in the same quarter of fiscal 2002.

Revenues. For the twenty-seven weeks ended May 3, 2002, net sales aggregated $23,142,000, an increase of $358,000 or approximately 1.6% from the twenty-six weeks ended April 26 2002. It is important to note that the Company's fiscal year for 2003 will include fifty-three weeks and that the first quarter included fourteen weeks as compared to thirteen weeks for the same quarter last year. Comparable store sales for the first half of 2003 decreased by 2.2% from the same period last year.

For the second quarter of fiscal 2003, net sales and comparable store sales aggregated $10,000,000, a decrease of $364,000 or approximately 3.5% from the same quarter last year.

Despite the slight overall decline in comparable store sales, the Company believes its sales results compare favorably to other reporting consumer electronics specialty retailers in the industry. The Company believes the overall 2.2% reduction in comparable store sales were primarily due to the effect of the Iraq war and extreme weather conditions during the second quarter and from slower retail traffic during the holiday shopping period.

Overall net sales benefited from the continued growth of the Company's newest Harvey store in Eatontown, New Jersey opened in April 2001, and additionally from the maturation of its newest Bang & Olufsen branded store opened in October 2000. The Company continues to experience expanding revenues from the unabated strong demand for its custom installation services.

Despite increased competition, customer demand continues to be strong for new digital video products including plasma flat screen, LCD flat panel, high-definition televisions and related custom home installations. Consumers have embraced plasma and LCD flat screen technologies. Custom installation projects continue to increase and accounted for approximately 53% of net sales for the first half of fiscal 2003, as compared to approximately 48% of net sales for the same period last year. Custom installation sales, including both equipment sales and labor income, increased approximately 11% to approximately $12.1 million for the first half 2003, as compared to approximately $10.9 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

The Company differentiates itself by offering sophisticated custom installation services, including programming capabilities that address complex technological integration issues giving its customers easy remote control operations for a variety of functions. Management believes installations of complete movie theaters in the home as well as distributed audio and network cabling will continue to attract affluent customers to the Company, which should continue to benefit sales, enhance gross margins and improve overall store profitability.

The Company's marketing efforts remained significant in the first half of fiscal 2003, which we believe continued to drive sales. These efforts included radio, newspaper, direct mail and catalog advertisements, and the continued promotion of the Company's website, www.harveyonline.com. In fiscal 2003, the Company's advertising expenditures will not be reduced and will be used primarily for radio, print and direct mail advertising. The Company will continue to promote its brand and image to both men and women using the new campaign, launched in November 2002, "Harvey. Extraordinary in Every Way."

Costs and Expenses. Total cost of goods sold for the twenty-seven weeks ended May 3, 2003 increased $83,000 or less than 1% from the twenty-six week period ended April 27, 2002. This was primarily related to the increase in sales as noted above and from an increase in the gross margin. Cost of goods sold for the second quarter of fiscal 2003 decreased $244,000 or 3.9% from the same quarter last year. This primarily related to the decrease in sales for the quarter as noted above, offset by an increase in the gross margin.

The gross profit margin for the first half of fiscal 2002 increased to 40% from 39.5% for the same period last year. The gross profit margin for the second quarter of fiscal 2003 increased to 39.9% from 39.7% for the same quarter last year. The gross profit margin improved despite the decreased sales of higher margin audio products. Audio sales accounted for 46.4% of net sales in the first half of fiscal 2003 as compared to 49.5% of net sales for the same period last year. For the second quarter of fiscal 2003, audio sales accounted for 44.6% of net sales as compared to 48.4% of net sales for the same quarter last year.

Video sales have steadily been increasing due to strong customer demand for new digital video products as mentioned above. For the first half of fiscal 2003, video sales accounted for 45.1% of net sales as compared to 43.7% of net sales for the same period last year. For the second quarter of fiscal 2003, video sales accounted for 46.4% of net sales as compared to 43.2% for the same quarter last year.

Custom installation labor income represented 8.5% of net sales for the first half of fiscal 2003 as compared to 6.9% for the same period last year. For the second quarter, labor income represented 9.0% of net sales as compared to 8.4% for the same quarter last year.

The increase in the gross profit margin is primarily due to an increase in higher margin custom installation labor income. Additionally, the Company has been more successful in selling higher margin extended warranties, as well as furniture, cable and wire and other high margin accessories.

Selling, general and administrative expenses ("SG&A expenses") for the twenty-seven weeks ended May 3, 2003 increased by $485,000 or 6% from the twenty-six weeks ended April 27, 2002. SG&A expenses for the second quarter of fiscal 2003 increased $153,000 or 3.9% from the same quarter last year.

Comparable SG&A expenses for the first half of fiscal 2003 increased by $263,000 or 3.3% from the same period last year. Comparable SG&A expenses for the second quarter of fiscal 2003 increased $153,000 or 3.9% from the same quarter last year.

Comparable SG&A expenses increased from additional payroll and payroll related costs, occupancy costs, professional fees, insurance expense and various other store operating expenses, offset by a decrease in advertising expense, depreciation and amortization, credit card fees and investor relations expense.

The Company will continue to hire additional custom installation personnel and incur the necessary associated expenses relating to the expansion of its custom installation services. These services differentiate Harvey and are vital to the Company's business plan. The Company will also continue its significant advertising expenditures for the latter part of fiscal 2003, which will remain consistent with the prior year.

Interest expense for the twenty-seven weeks ended May 3, 2003 increased by $7,000 or 4.4% from the twenty-six weeks ended April 27, 2002. For the second quarter of fiscal 2003, interest expense increased by $5,000 or 6.6% from the same quarter last year.


Liquidity and Capital Resources

In connection with the Company's emergence from its reorganization proceeding, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and pre-organization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-organization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction or reorganization value in excess of amounts allocable to identifiable assets until exhausted, and thereafter as a direct addition to paid-in capital. It is important to note that the income tax equivalent provisions for the first half of fiscal 2003 and 2002, will not require the use of the Company's cash.

At May 3, 2003 and October 26, 2002, the Company's ratio of current assets to current liabilities was 1.03 and .93, respectively. The Company had negative working capital of $600,000 at October 26, 2002. However, it is important to note that at May 3, 2003 and October 26, 2002, the Company's outstanding balances on its Credit Facility ($2,612,000 and $3,119,000, respectively) were classified as current liabilities, despite the initial three-year term of the Company's Credit Facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Financial Statements for details). The improvement in the working capital ratio at May 3, 2003 was positively impacted by the Company's first half pre-tax income.

Net cash provided by operating activities was $786,000 for the twenty-seven weeks ended May 3, 2003 as compared to $240,000 for the twenty-six weeks ended April 27, 2002. The primary reason for the increase in cash provided from operating activities for the first half of fiscal 2003 was due to an increase in trade accounts payable and customer deposits, offset by a reduction of pre-tax income and accrued expenses and other current liabilities.

Net cash used in investing activities was $217,000 for the first half of fiscal 2003, as compared to cash used in investing activities of $7,000 for the same period last year. Net cash used for the purchases of property, equipment and website assets was $217,000 as compared to $16,000 for the same period last year.

Net cash used in financing activities was $565,000 for the first half of fiscal 2003, as compared to $245,000 for the same period last year. Financing activities for the first half of fiscal 2003 included net payments of $507,000, reducing the revolving line of credit facility, preferred stock dividends paid of $35,000 and principal payments on capital leases of $22,000. Financing activities for the first half of fiscal 2002 included net payments of $151,000, reducing the revolving line of credit facility, preferred stock dividends paid of $37,000, principal payments on capital leases of $46,000 and notes payable payments of $11,000.

The Company has a three-year revolving line of credit facility ("Credit Facility") with Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company can borrow up to $7 million based upon a lending formula (as defined) calculated on eligible inventory. The Credit Facility expires November 30, 2003. The interest rate on all borrowings under the Credit Facility is one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2003. At June 17, 2003, there was approximately $2,478,000 in outstanding borrowings under the Credit Facility, with approximately $3,027,000 available to borrow under the Credit Facility. The Company is currently negotiating a three-year extension of this credit facility with its lender. There can be no assurance that an extension will be completed with this lender.

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

The Company had 2,104,500 redeemable common stock purchase warrants ("Warrants") outstanding from its public offering of common stock and Warrants in fiscal 1998. The Warrants expired on March 30, 2003.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's Preferred Stock is $1.2333. 875 shares of Preferred Stock were originally issued by the Company. In fiscal 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's common stock by a preferred shareholder. At May 3, 2003, 827 shares of Preferred Stock were issued and outstanding which are convertible into 670,559 shares of common stock.

The Company does not plan to add any new retail stores for the remainder of fiscal 2003. The Company's expansion plan, if any, for fiscal 2004 has not been developed at this time, as the economic outlook remains uncertain. For the remainder of fiscal 2003 and in fiscal 2004, the Company will make improvements to certain of its Harvey retail showrooms, including additional renovations at its Paramus, New Jersey store and the installation of total movie theaters within certain of its stores. Miscellaneous purchases of equipment and other assets for the remainder of fiscal 2003 are not expected to be significant.

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

Management believes that cash on hand, cash flow from operations and funds made available under the Credit Facility with Wells Fargo (assuming the proposed extension, as previously discussed is completed), will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.


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

                           PART II. OTHER INFORMATION:

Items 1, 3, 4 and 5 were not applicable in the second quarter ended May 3, 2003.

Item 2. Changes in Securities and Use of Proceeds

The Company had 2,104,500 redeemable common stock purchase warrants ("Warrants") outstanding from its public offering of common stock and Warrants in fiscal 1998. The Warrants expired on March 30, 2003. On March 31, 2003 the Company filed Form 15 with the Securities and Exchange Commission, relating to the notice of termination of registration under Section 12 (g) of The Securities Exchange Act of 1934.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit Number                     Description
         --------------                     -----------
         Exhibit 99.1                       Certification of Franklin C. Karp, President

         Exhibit 99.2                       Certification of Joseph J. Calabrese, Executive
                                            Vice President, Chief Financial Officer, Treasurer
                                            And Secretary

         (b) Reports on Form 8-K

     On May 7, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing it had received notice from NASDAQ that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by the NASDAQ SmallCap Market. On May 23, 2003, the Company filed Form 8-K announcing compliance with NASDAQ Listing Qualifications.

     On May 15, 2003, the Company filed Form 8-K with The Securities and Exchange Commission, announcing that the Board of Directors of the Company, in accordance with its by-laws, approved adding a new member to the Board. On May 7, 2003, the Board approved Nicholas A. Marshall as a new member of the Company's Board of Directors. As of May 8, 2003, Mr. Marshall accepted the position. Mr. Marshall will stand for election at the currently planned annual shareholders meeting.


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 17, 2003.

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



                                 CERTIFICATION

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


Date: June 17, 2003

                                          /s/ Franklin C. Karp
                                          --------------------
                                          President




                                 CERTIFICATION

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


Date: June 17, 2003




                                           /s/ Joseph J. Calabrese
                                           -----------------------
                                           Executive Vice President, Chief
                                           Financial Officer, Treasurer &
                                           Secretary