Form 10-Q
period 2003-08-02
HARVEY ELECTRONICS INC
filed 2003-09-16
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
         [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 2, 2003

         [  ]       TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to             .
                                        -------------    ------------

                 Commission File Number                1-4626

                            Harvey Electronics, Inc.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

           New York                                    13-1534671
-------------------------------           -----------------------------------
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

As of September 12, 2003, 3,324,525 shares of the registrant's common stock, par value $.01 per share, were outstanding.



                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX

PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page No.

              Statements of Operations (Unaudited) - Forty and Thirty-nine weeks ended August 2, 2003 and July 27, 2002 and Thirteen Weeks ended
              August 2, 2003 and July 27, 2002 .........................................................3

              Balance Sheets - August 2, 2003 (Unaudited) and October 26,
                2002....................................................................................4

              Statement of Shareholders' Equity (Unaudited) - Forty weeks ended August 2, 2003  ..................................................................5

              Statements of Cash Flows (Unaudited) - Forty and Thirty-nine weeks ended August 2, 2003 and July 27,
                2002....................................................................................6

              Notes to Financial Statements (Unaudited).................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations ..................................................................15

Item 4.       Disclosure Controls and Procedures........................................................21

PART II.      Other Information

Item 1.       Legal Matters.............................................................................22

Item 2.       Changes in Securities and Use of Proceeds.................................................23

Item 4.       Submission of Matters to a Vote of Security Holders.......................................23

Item 6.       Exhibits and Reports on Form 8-K..........................................................24

Signatures .............................................................................................25

Exhibit Number 31.1.....................................................................................26
Exhibit Number 31.2.....................................................................................28
Exhibit Number 32.1.....................................................................................30
Exhibit Number 32.2.....................................................................................31


Part I Financial Information
Item I. Financial Statements


                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)

                                                       Forty Weeks  Thirty-nine Weeks Thirteen Weeks  Thirteen Weeks
                                                         Ended           Ended          Ended             Ended
                                                        August 2,       July 27       August 2,         July 27,
                                                          2003           2002           2003              2002
                                                          ----           ----           ----              ----
Net sales                                             $ 33,209,978   $ 32,367,755   $ 10,068,045    $  9,583,471
Interest and other income                                   56,702         86,437          6,000          64,496
                                                            ------         ------          -----          ------
                                                        33,266,680     32,454,192     10,074,045       9,647,967
                                                        ----------     ----------     ----------       ---------

Cost of sales                                           19,799,200     19,587,893      5,922,582       5,794,457
Selling, general and administrative expenses            12,568,874     11,937,467      4,040,631       3,894,149
Interest expense                                           263,197        253,698         87,429          85,284
                                                           -------        -------         ------          ------
                                                        32,631,271     31,779,058     10,050,642       9,773,890
                                                        ----------     ----------     ----------       ---------

Income (loss) before income taxes (benefit)                635,409        675,134         23,403        (125,923)
Income taxes (benefit)                                     250,000        275,000         10,000         (45,000)
                                                           -------        -------         ------         -------
Net income (loss)                                          385,409        400,134         13,403         (80,923)

Preferred Stock dividend requirement                        52,722         55,212         17,574          18,024
                                                            ------         ------         ------          ------
Net income (loss) applicable to Common Stock          $    332,687   $    344,922   ($     4,171)   ($    98,947)
                                                      ============   ============   ============    ============

Net income (loss) per share applicable to common shareholders:

  Basic                                               $       0.10   $       0.10   ($      0.00)   ($      0.03)
                                                      ============   ============   ============    ============
  Diluted                                             $       0.08   $       0.08   ($      0.00)   ($      0.03)
                                                      ============   ============   ============    ============

Shares used in the calculation of net income (loss)
 per common share:
  Basic                                                  3,324,525      3,289,200      3,324,525       3,301,739
                                                         =========      =========      =========       =========
  Diluted                                                4,036,265      4,081,100      3,324,525       3,301,739
                                                         =========      =========      =========       =========

See accompanying notes to financial statements.



                        Harvey Electronics, Inc.
                             Balance Sheets

                                                                                  August 2,         October 26,
                                                                                    2003               2002(1)
Assets                                                                          (Unaudited)
Current assets:                                                                 -----------         ----------
   Cash and cash equivalents                                                       $18,989            $15,990
   Accounts receivable, less allowance of $20,000 and $20,000                      853,855            634,663
   Inventories                                                                   7,043,145          6,804,161
   Prepaid expenses and other current assets                                       240,184            212,692
                                                                                   -------            -------
Total current assets                                                             8,156,173          7,667,506
Property and equipment:
   Leasehold improvements                                                        3,473,967          3,363,928
   Furniture, fixtures and equipment                                             2,065,024          1,941,765
   Internet website                                                                456,870            441,670
                                                                                   -------            -------
                                                                                 5,995,861          5,747,363
   Less accumulated depreciation and amortization                                3,239,329          2,730,164
                                                                                 ---------          ---------
                                                                                 2,756,532          3,017,199
Equipment under capital leases, less accummulated amortization
  of $383,469 and $382,537                                                          14,352             62,023
Cost in excess of net assets acquired, less accumulated amortization
  of $25,000 and $25,000                                                           125,000            125,000
Reorganization value in excess of amounts allocable to identifiable
  assets, less accumulated amortization of $378,023 and $378,023                   736,440            986,440
Other assets, less accumulated amortization of $229,400 and $183,794               262,794            293,297
                                                                                   -------            -------
Total assets                                                                   $12,051,291        $12,151,465
                                                                               ===========        ===========
Liabilities and shareholders' equity
Current liabilities:
  Revolving line of credit facility                                             $2,657,652         $3,119,493
  Trade accounts payable                                                         1,908,012          2,274,833
  Customer deposits                                                              1,794,657          1,484,237
  Accrued expenses and other current liabilities                                 1,359,277          1,293,207
  Income taxes                                                                      37,741             50,200
  Cumulative Preferred Stock dividends payable                                       5,859             23,432
  Current portion of capital lease obligations                                       2,135             22,420
                                                                                     -----             ------
Total current liabilities                                                        7,765,333          8,267,822

  Deferred rent                                                                    225,243            155,615

Commitments and contingencies
Shareholders' equity:
  8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
  authorized 10,000 shares; issued and outstanding 827 shares (aggregate
  liquidation preference--$827,000)                                                379,982            379,982
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,324,525 shares                                           33,245             33,245
  Additional paid-in capital                                                     7,601,305          7,601,305
  Accumulated deficit                                                           (3,953,817)        (4,286,504)
                                                                                ----------         ----------
Total shareholders' equity                                                       4,060,715          3,728,028
                                                                                 ---------          ---------
Total liabilities and shareholders' equity                                     $12,051,291        $12,151,465
                                                                               ===========        ===========

(1) The balance sheet as of October 26, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.




           Harvey Electronics, Inc.
             Statement of Shareholders' Equity
                  (Unaudited)

                                                                                  Additional                  Total
                                   Preferred Stock           Common Stock          Paid-in    Accumulated  Shareholders'
                                   Shares    Amount       Shares      Amount       Capital      Deficit       Equity
                                   ------    ------       ------      ------       -------      -------       ------
Balance at October 26, 2002          827  $   379,982    3,324,525  $    33,245  $ 7,601,305  $(4,286,504)  $ 3,728,028

Net income for the forty
   week period                      --           --           --           --           --        385,409       385,409
Preferred Stock dividend            --           --           --           --           --        (52,722)      (52,722)
                                    -----------------------------------------------------------------------------------
Balance at August 2, 2003            827  $   379,982    3,324,525  $    33,245  $ 7,601,305  ($3,953,817)  $ 4,060,715
                                    ===================================================================================


See accompanying notes to financial statements.




                         Harvey Electronics, Inc
                         Statements of Cash Flows
                               (Unaudited)

                                                       Forty Weeks Thirty-nine Weeks
                                                            Ended       Ended
                                                          August 2,   July 27,
                                                            2003        2002
Operating activities                                   -----------------------------
Net income                                                $ 385,409   $ 400,134
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                           580,142     697,179
    Income tax equivalent provision                         250,000     275,000
    Straight-line impact of rent escalations                 69,628       4,572
    Miscellaneous                                           (14,128)    (11,678)
    Changes in operating assets and liabilities:
      Accounts receivable                                  (219,192)     80,956
      Inventories                                          (200,424)   (408,085)
      Prepaid expenses and other current assets              62,255     (31,466)
      Trade accounts payable                               (366,821)   (467,003)
      Customer deposits                                     310,420    (205,312)
      Accrued expenses, other current liabilities
        and income taxes                                    (36,136)     67,545
                                                            -------      ------
Net cash provided by operating activities                   821,153     401,842
                                                            -------     -------
Investing activities
Purchases of property and equipment excluding
  Internet website development                             (249,558)    (71,423)
Internet website development                                (15,200)     (6,040)
Purchases of other assets                                      (975)     (9,140)
Security deposits-net                                          --        11,935
                                                            -------      ------
Net cash used in investing activities                      (265,733)    (74,668)
                                                           --------     -------
Financing activities
Net payments from revolving credit facility                (461,841)   (181,016)
Preferred Stock dividends paid                              (70,295)    (74,151)
Principal payments on note payable                             --       (21,985)
Principal payments on capital lease obligations             (20,285)    (62,869)
                                                            -------     -------
Net cash used in financing activities                      (552,421)   (340,021)
                                                           --------    --------
Increase (decrease) in cash and cash equivalents              2,999     (12,847)
Cash and cash equivalents at beginning of period             15,990      28,336
                                                             ------      ------
Cash and cash equivalents at end of period                $  18,989   $  15,489
                                                          =========   =========


Supplemental cash flow information:
Interest paid                                             $ 251,000   $ 282,000
                                                          =========   =========
Taxes paid                                                $  12,000   $   5,000
                                                          =========   =========

See accompanying notes to financial statements.


                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 August 2, 2003
                                   (Unaudited)

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

Fiscal 2003 is a fifty-three week year and, as a result, the first quarter included fourteen weeks as compared to thirteen weeks for the same quarter last year. Operating results for the forty week period ended August 2, 2003 are not necessarily indicative of the results that may be expected for the fifty-three weeks ending November 1, 2003. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 26, 2002.

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

The interest rate on all borrowings under the Credit Facility is one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2003. Prepayment fees, an annual facility fee of $17,500 and maintenance fees of $1,500 per month, also exist under the Credit Facility. A commitment fee of $75,000 (being amortized over the three years) was also paid by the Company. The balance outstanding under the Credit Facility at August 2, 2003 was $2,658,000 and is presented as a current liability as the Credit
Facility expires November 30, 2003. The balance outstanding on the Credit Facility at October 26, 2002 was presented as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration clause and a Lock-Box Arrangement", since the Company's daily receipts are used to reduce the outstanding balance under the Credit Facility.

The Company is currently negotiating a three-year extension of this Credit Facility with Wells Fargo and is also considering several proposals from other lenders for a new revolving line of credit facility. Management believes that the Company's existing Credit Facility will either be extended or replaced with a new lender, prior to November 30, 2003, the expiration date of the existing facility. However there can be no assurance of this extension or replacement.

Wells Fargo has a senior security interest in all of the Company's assets. The Credit Facility provides Wells Fargo with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The Company is restricted from paying dividends on common stock, retiring or repurchasing its common stock and entering into additional indebtedness (as defined). The Credit Facility also contains certain financial covenants, with which the Company was in compliance at August 2, 2003.

In connection with the Credit Facility, Wells Fargo received an additional warrant to purchase 100,000 shares of the Company's common stock, subject to adjustment, which is currently exercisable at a price of $2.00 per share and expires November 30, 2003. Wells Fargo also received an extension of an existing warrant to purchase 125,000 shares of common stock, subject to adjustment, which is currently exercisable at a price of $5.50 per share and also expires November 30, 2003. Accordingly, the Company recorded the fair value of the warrants ($75,000), which is being amortized over a three-year period (the remaining book value is included in Other Assets in the accompanying balance sheets).

3. Advertising Expense

In accordance with Statement of Position 93-7, "Reporting of Advertising Costs," the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the forty and thirty-nine weeks ended August 2, 2003 and July 27, 2002 was $500,000 and $550,000, respectively. Advertising expense for the third quarter of fiscal 2003 and 2002 was $100,000 and $100,000, respectively.

4. Income (Loss) Per Share

Basic and diluted income or loss per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the forty and thirty-nine weeks ended August 2, 2003 and July 27, 2002 was computed based on the weighted average number of common shares outstanding. For these periods, common equivalent shares relating to stock options, aggregating 37,139 and 93,313, respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. All other stock options and warrants were not included for these periods since they were anti-dilutive.

The basic and diluted loss per share for the third quarter of 2003 and 2002 was computed based on the weighted average number of common shares outstanding. No common equivalent shares relating to stock options were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the third quarter ended August 2, 2003 and July 27, 2002 as their effect was anti-dilutive. No other options or warrants were included for the third quarter of fiscal 2003 and 2002, since they were anti-dilutive.

The conversion price of the Company's preferred stock is $1.2333. As a result, common equivalent shares of 670,559 relating to the conversion of the preferred stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the forty and thirty-nine weeks ended August 2, 2003 and July 27, 2002, respectively. For the third quarter of fiscal 2003 and 2002, no common equivalent shares relating to the conversion of the preferred stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation as their effect was anti-dilutive.

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

For the forty and thirty-nine weeks ended August 2, 2003 and July 27, 2002, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $250,000 (39.3% effective tax rate) and $275,000 (40.7% effective tax rate), respectively. For the third quarter of fiscal 2003, the Company recorded an income tax equivalent provision of $10,000 (42.7% effective tax rate) as compared to an income tax equivalent benefit of $45,000 (35.7% effective tax benefit) in the same quarter of fiscal 2002. The income tax equivalent provisions will not affect the Company's tax liability and does not require a cash payment.

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

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of October 27, 2002. The following table presents the effect of adoption of SFAS No. 142 on the reported net income or loss of the Company on a comparable basis:

                                                        Forty Weeks                 Thirty-nine Weeks
                                                        Ended August 2, 2003        Ended July 27, 2002
                                                        --------------------        -------------------
Net Income applicable to Common Stock                   $332,687                    $344,922
Add back goodwill amortization                                 -                      45,000
                                                        --------                    --------
Adjusted net income                                     $332,687                    $389,922
                                                        ========                    ========
Diluted net income per share:
   Net income                                           $    .08                    $     .08
   Goodwill amortization                                       -                          .01
                                                        --------                    ---------
   Adjusted diluted net income
     per share                                          $     .08                   $     .09
                                                        =========                   =========



                                               Three Months Ended                  Three Months Ended
                                                 August 2, 2003                      July 27, 2002
                                               ------------------                  ------------------
Net loss applicable to Common Stock              $(  4,171)                            $(98,947)
Add back goodwill amortization                           -                                15,000
                                                 ----------                            ---------
Adjusted net loss                                $(  4,171)                            $(83,947)
                                                 ==========                            =========

Diluted net loss per share:
   Net loss                                      $       -                             $   (.03)
   Goodwill amortization                                 -                                    -
                                                 ----------                            ---------
   Adjusted diluted net loss per share           $       -                             $   (.03)
                                                        ===                            =========

In June 2002, the Financial Accounting Standards Board finalized SFAS No. 146 "Accounting for the Costs Associated with Exit or Disposal Activities", which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 did not have an effect on the Company.

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to disclose the pro forma net income (loss) per share for employee stock option grants made beginning in fiscal 1997 as if such method had been used to account for stock-based compensation costs described in SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123.

The following table illustrates the effects on net income or loss and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock based incentive plans:


                                          Forty Weeks      Thirty-Nine Weeks     Thirteen Weeks       Thirteen Weeks
                                             Ended               Ended               Ended                 Ended
                                         August 2, 2003     July 27, 2002        August 2, 2003        July 27, 2002
                                         --------------     -------------        --------------        -------------

Net income (loss) applicable to
common stock                                     $332,687            $344,922           $(  4,171)            $(98,947)
Less compensation expense
determined under the fair value
method                                                  -           (170,000)                    -             (56,500)

                                      -------------------- ------------------- -------------------- --------------------
Adjusted net income (loss)                       $332,687            $174,922           $(  4,171)           $(155,447)
                                      ==================== =================== ==================== ====================

Net income (loss) per share applicable to common stock:
  Basic                                              $.10                $.10                  $ -               $(.03)
  Less compensation expense
  determined under the fair value
  method                                                -               (.05)                    -                (.02)

                                       -------------------- ------------------- -------------------- --------------------
  Adjusted basic net income (loss)
  per share                                          $.10                $.05                  $ -               $(.05)
                                      ==================== =================== ==================== ====================

Net income (loss) per share applicable to common stock:
  Diluted                                            $.08                $.08                  $ -               $(.03)

  Less compensation expense
  determined under the fair value
  method                                                -               (.04)                    -                (.02)
                                      -------------------- ------------------- -------------------- --------------------
    Adjusted diluted net income
  (loss) per share                                   $.08                $.04                  $ -               $(.05)
                                      ==================== =================== ==================== ====================

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

8. Other

In July 2003, the Company received a notice and information request from the Pennsylvania Department of Environmental Protection ("PADEP"). The notice stated that PADEP considers the Company a potentially responsible party for contamination related to a septic drain field located at a former Chem Fab Corporation ("Chem Fab") site in Doylestown, Pennsylvania.

PADEP's notice stated that if Chem Fab was previously owned by Harvey Radio, Inc. ("Harvey Radio") and if the Company was a successor to Harvey Radio, then the Company could be, in part, responsible for any environmental investigation or clean up actions necessary at this site.

Harvey Radio was the predecessor of The Harvey Group, Inc. ("Harvey Group"), which filed for relief under Chapter 11 of the United States Bankruptcy Code in August 1995. The Company is the surviving retail business of the Harvey Group, which emerged from bankruptcy in December 1996. Chem Fab was a wholly-owned subsidiary of Harvey Radio as of September 1967. The capital stock of Chem Fab (a then wholly-owned subsidiary of Harvey Group) was sold by the Company to the Boarhead Corporation in January 1978. The disposition of Chem Fab was prior in time to the Company's bankruptcy petition date of August 3, 1995.

On August 29, 2003, the Company sent its response letter to PADEP. The Company's response stated that any action by PADEP to recover any money from the Company relating to any environmental investigation or cleanup related to Chem Fab is in violation of the injunctions imposed by virtue of the Company's 1995 Bankruptcy proceeding. The response letter to PADEP specifically referred to two cases with respect to entities subject to a discharge in bankruptcy by the Southern District of New York and the Second Circuit Court of Appeals. These cases may support the Company's position enjoining any further action against the Company.

The Company believes PADEP's claim, even absent the bankruptcy injunction, would be improper against the Company, as Harvey Group was a shareholder of Chem Fab and Chem Fab's capital stock was sold in 1978, as previously stated.

The Company advised PADEP that any further action to pursue a claim against the Company would result in the Company bringing a motion to reopen its bankruptcy case, solely to address the PADEP claim and further, the Company would commence contempt proceedings against PADEP. The Company is awaiting PADEP's response.

The Company has also retained special Pennsylvania environmental counsel for advice with respect to PADEP's request for information and other matters with respect to the claim.

Furthermore, the number of other parties that may be responsible, their ability to share in the cost of a clean up and whether the Company's existing or prior insurance policies provide coverage for this matter is not known. At this time, it is impossible for the Company to determine the outcome or cost to the Company of this matter.


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

Forty and Thirteen Weeks Ended August 2, 2003 as Compared to Thirty-Nine and Thirteen Weeks Ended July 27, 2002

Net Income. The Company's pre-tax income for the forty weeks ended August 2, 2003 was $635,000 as compared to $675,000 for the thirty-nine weeks ended July 27, 2002. Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $1,479,000 for the forty weeks ended August 2, 2003 as compared to EBITDA of $1,626,000 for the thirty-nine weeks ended July 27, 2002. Net income for the forty weeks ended August 2, 2003 was $385,000 as compared to net income of $400,000 for the thirty-nine weeks ended July 27, 2002.

The Company's pre-tax income for the third quarter of fiscal 2003 was $23,000 as compared to a pre-tax loss of $126,000 for the same quarter last year. EBITDA for the third quarter of fiscal 2003 increased to $303,000 as compared to EBITDA of $189,000 for the same quarter last year. Net income for the third quarter of fiscal 2003 was $13,000 as compared to a net loss of $81,000 for the same quarter last year.

The Company's pre-tax profit and EBITDA for the forty weeks ended August 2, 2003 were reduced by the results of its second quarter, which management believes were negatively impacted by restrained consumer spending prior to and during the Iraq war, as well as extreme winter weather conditions in the Northeast.

Net income for forty and thirteen weeks ended August 2, 2003 was also reduced by expenses of approximately $182,000 and $58,000, respectively, relating to Company's website. Net income or loss for the thirty-nine and thirteen weeks ended July 27, 2002 was reduced by expenses of approximately $169,000 and $71,000, respectively, relating to the Company's website.

The Company's net income for the first nine months of fiscal 2003 and 2002 included net advertising expense of $500,000 and $550,000, respectively. Net income for the third quarter of fiscal 2003 included net advertising expense of $100,000 as compared to $100,000 for the same quarter last year.

Results of operations for the first nine months of fiscal 2003 and 2002, included depreciation and amortization expense of $580,000 and $697,000, respectively.

For the forty and thirty-nine weeks ended August 2, 2003 and July 27, 2002, the income tax equivalent provision, recorded by the Company was $250,000 (39.3% effective tax rate) and $275,000 (40.7% effective tax rate), respectively. In the third quarter of fiscal 2003, the Company recorded an income tax equivalent provision of $10,000 (42.7% effective tax rate) as compared to an income tax equivalent benefit of $45,000 (35.7% effective tax benefit) in the same quarter of fiscal 2002.

Revenues. For the forty weeks ended August 2, 2002, net sales aggregated $33,210,000, an increase of $842,000 or approximately 2.6% from the thirty-nine weeks ended July 27, 2002. It is important to note that the Company's fiscal year for 2003 will include fifty-three weeks and that the first quarter included fourteen weeks as compared to thirteen weeks for the same quarter last year. Comparable store sales for the first nine months were approximately flat with the same period last year.

For the third quarter ended August 2, 2003, net sales and comparable store sales aggregated $10,068,000, a strong increase of $485,000 or approximately 5.1% from the same quarter last year.

The Company believes its positive sales results for the third quarter and nine months ended August 2, 2003 compare favorably to other reporting consumer electronics specialty retailers in the industry. The Company also believes its overall sales results were negatively impacted by the Iraq war and extreme weather conditions during the second quarter and from slower retail traffic during the holiday shopping period.

Overall net sales benefited from the continued growth of the Company's newest Harvey store in Eatontown, New Jersey opened in April 2001, and additionally from the maturation of its newest Bang & Olufsen branded store opened in October 2000. The Company continues to experience expanding revenues from the unabated strong demand for its custom installation services.

Despite increased competition, customer demand continues to be strong for new digital video products including plasma flat screen, LCD flat panel, high-definition televisions and related custom home installations. Consumers have embraced plasma and LCD flat screen technologies as well as DLP televisions. Custom installation projects continue to increase and accounted for approximately 54% of net sales for the first nine months of fiscal 2003, as compared to approximately 50% of net sales for the same period last year. Custom installation sales, including both equipment sales and labor income, increased approximately 10.5% to approximately $18 million for the first nine months of 2003, as compared to approximately $16.3 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

The Company's marketing efforts remained significant for the first nine months of fiscal 2003, which we believe continued to drive sales. These efforts included radio, newspaper, direct mail and catalog advertisements, and the continued promotion of the Company's website, www.harveyonline.com. In fiscal 2003, the Company's advertising expenditures will not be reduced and will be used primarily for radio, print and direct mail advertising. The Company will continue to promote its brand and image to both men and women using the new campaign, launched in November 2002, "Harvey. Extraordinary in Every Way."

Costs and Expenses. Total cost of goods sold for the forty weeks ended August 2, 2003 increased $211,000 or 1.1% from the thirty-nine week period ended July 27, 2002. This was primarily related to the increase in sales as noted above and offset by an increase in the gross margin. Cost of goods sold for the third quarter of fiscal 2003 increased $128,000 or 2.2% from the same quarter last year. This primarily related to the increase in sales for the quarter as noted above and offset by an increase in the gross margin.

The gross profit margin for the first nine months of fiscal 2003 increased to 40.4% from 39.5% for the same period last year. The gross profit margin for the third quarter of fiscal 2003 increased to 41.2% from 39.5% for the same quarter last year. The gross profit margin improved despite the decreased sales of higher margin audio products. Audio sales accounted for 46.6% of net sales for the first nine months of fiscal 2003 as compared to 49.6% of net sales for the same period last year. For the third quarter of fiscal 2003, audio sales accounted for 47.2% of net sales as compared to 49.9% of net sales for the same quarter last year.

Video sales have steadily been increasing due to strong customer demand for new digital video products as previously mentioned. For the first nine months of fiscal 2003, video sales accounted for 44.9% of net sales as compared to 42.9% of net sales for the same period last year. For the third quarter of fiscal 2003, video sales accounted for 44.3% of net sales as compared to 40.9% for the same quarter last year.

Custom installation labor income represented 8.5% of net sales for the first nine months of fiscal 2003 as compared to 7.5% for the same period last year. For the third quarter, labor income represented 8.5% of net sales as compared to 9.2% for the same quarter last year.

The increase in the gross profit margin is primarily due to an increase in higher margin custom installation labor income. Additionally, the Company has been more successful in selling higher margin extended warranties, as well as furniture, cable and wire and other high margin accessories.

Selling, general and administrative expenses ("SG&A expenses") for the forty weeks ended August 2, 2003 increased by $631,000 or 5.3% from the thirty-nine weeks ended July 27, 2002. SG&A expenses for the third quarter of fiscal 2003 increased $146,000 or 3.8% from the same quarter last year.

Comparable SG&A expenses for the first nine months of fiscal 2003 increased by $409,000 or 3.4% from the same period last year. Comparable SG&A expenses for the third quarter of fiscal 2003 increased $146,000 or 3.8% from the same quarter last year.

Comparable SG&A expenses increased from additional payroll and payroll related costs, occupancy costs, professional fees, insurance expense and various other store operating expenses, offset by a decrease in management incentive bonuses, advertising expense, depreciation and amortization and investor relations expense.

The Company plans to hire additional custom installation personnel and incur the necessary associated expenses relating to the expansion of its custom installation services. We believe these services differentiate Harvey and are vital to the Company's business plan. The Company also anticipates continuing its significant advertising expenditures for the latter part of fiscal 2003, which will remain consistent with the prior year.

Interest expense for the forty weeks ended August 2, 2003 increased by $9,000 or 3.7% from the thirty-nine weeks ended July 27, 2002. For the third quarter of fiscal 2003, interest expense increased by $2,000 or 2.5% from the same quarter last year.

Liquidity and Capital Resources

In connection with the Company's emergence from its reorganization proceeding, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and pre-organization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-organization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction or reorganization value in excess of amounts allocable to identifiable assets until exhausted, and thereafter as a direct addition to paid-in capital. It is important to note that the income tax equivalent provisions for the first nine months of fiscal 2003 and 2002 will not require the use of the Company's cash.

At August 2, 2003 and October 26, 2002, the Company's ratio of current assets to current liabilities was 1.05 and .93, respectively. The Company had negative working capital of $600,000 at October 26, 2002. However, it is important to note that at August 2, 2003 and October 26, 2002, the Company's outstanding balances on its Credit Facility ($2,658,000 and $3,119,000, respectively) were classified as current liabilities, (see Note 2 to the Financial Statements for details). The improvement in the working capital ratio at August 2, 2003, was positively impacted by the Company's pre-tax income.

Net cash provided by operating activities was $821,000 for the forty weeks ended August 2, 2003 as compared to $402,000 for the thirty-nine weeks ended July 27, 2002. The primary reasons for the increase in cash provided from operating activities for the first nine months of fiscal 2003 was due to an increase in customer deposits and trade accounts payable and a reduction of inventory, offset by a reduction of pretax income and an increase in accounts receivable.

Net cash used in investing activities was $266,000 for the first nine-months of fiscal 2003, as compared to cash used in investing activities of $75,000 for the same period last year. Net cash used for the purchases of property, equipment and website assets was $265,000 as compared to $77,000 for the same period last year.

Net cash used in financing activities was $552,000 for the first nine months of fiscal 2003, as compared to $340,000 for the same period last year. Financing activities for the first nine months of fiscal 2003 included net payments of $462,000, reducing the revolving line of credit facility, preferred stock dividends paid of $70,000 and principal payments on capital leases of $20,000. Financing activities for the first nine months of fiscal 2002 included net payments of $181,000, reducing the revolving line of credit facility, preferred stock dividends paid of $74,000, principal payments on capital leases of $63,000 and notes payable payments of $22,000.

The Company has a three-year revolving line of credit facility ("Credit Facility") with Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company can borrow up to $7 million based upon a lending formula (as defined) calculated on eligible inventory. The interest rate on all borrowings under the Credit Facility is one percent (1%) over the prime rate with a minimum interest rate of 8%. Effective January 1, 2002, the minimum interest rate was reduced to 6.5% and will be in effect throughout fiscal 2003. At September 12, 2003, there was approximately $2,625,000 in outstanding borrowings under the Credit Facility, with approximately $3,229,000 available to borrow under the Credit Facility.

The Company is currently negotiating a three-year extension of this Credit Facility with Wells Fargo and is also considering several proposals from other lenders for a new revolving line of credit facility. Management believes that the Company's existing Credit Facility will either be extended or replaced with a new lender, prior to November 30, 2003, the expiration date of the existing facility. However there can be no assurance of this extension or replacement.

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

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's Preferred Stock is $1.2333. 875 shares of Preferred Stock were originally issued by the Company. In fiscal 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's common stock by a preferred shareholder. At August 2, 2003, 827 shares of Preferred Stock were issued and outstanding which are convertible into 670,559 shares of common stock.

The Company does not plan to add any new retail stores for the remainder of fiscal 2003. The Company's expansion plan, if any, for fiscal 2004 has not been developed at this time, since we believe the economic outlook, while improving, still remains uncertain. For the remainder of fiscal 2003 and in fiscal 2004, the Company plans to make improvements to certain of its Harvey retail showrooms, including additional renovations at its Paramus, New Jersey store and the installation of total movie theaters within certain of its stores.
Miscellaneous purchases of equipment and other assets for the remainder of fiscal 2003 are not expected to be significant.

The Company intends to continue its advertising campaign in fiscal 2003, primarily with print, radio and direct mail.

The Company's website gives its customers access to its upscale retail showrooms or offers its customers a private in-home consultation through the convenience of the Internet. The anticipated costs of maintaining and improving the website are not expected to be material for the remainder of 2003.

Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand.

Management believes that cash on hand, cash flow from operations and funds made available under the Credit Facility with Wells Fargo (assuming the proposed extension or replacement, as previously discussed is completed), will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.

Item 4. Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of the filing of this quarterly report on Form 10 Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to Harvey Electronics, Inc., required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION:

Items 3 and 5 were not applicable in the third quarter ended August 2, 2003.

Item 1. Legal Matters

In July 2003, the Company received a notice and information request from the Pennsylvania Department of Environmental Protection ("PADEP"). The notice stated that PADEP considers the Company a potentially responsible party for contamination related to a septic drain field located at a former Chem Fab Corporation ("Chem Fab") in Doylestown, Pennsylvania.

PADEP's notice stated that if Chem Fab was previously owned by Harvey Radio, Inc. ("Harvey Radio") and if the Company was a successor to Harvey Radio, then the Company could be, in part, responsible for any environmental investigation or clean up actions necessary at this site.

Harvey Radio was the predecessor of The Harvey Group, Inc. ("Harvey Group"), which filed for relief under Chapter 11 of the United States Bankruptcy Code in August 1995. The Company is the surviving retail business of the Harvey Group, which emerged from bankruptcy in December 1996. Chem Fab was a wholly-owned subsidiary of Harvey Radio as of September 1967. The capital stock of Chem Fab (a then wholly-owned subsidiary of Harvey Group) was sold by the Company to the Boarhead Corporation in January 1978. The disposition of Chem Fab was prior in time to the Company's bankruptcy petition date of August 3, 1995.

On August 29, 2003, the Company sent its response letter to PADEP. The Company's response stated that any action by PADEP to recover any money from the Company relating to any environmental investigation or cleanup related to Chem Fab is in violation of the injunctions imposed by virtue of the Company's 1995 Bankruptcy proceeding. The response letter to PADEP specifically referred to two cases, with respect to entities subject to a discharge in bankruptcy by the Southern District of New York and the Second Circuit Court of Appeals. These cases may support the Company's position enjoining any further action against the Company.

The Company believes PADEP's claim, even absent the bankruptcy injunction, would be improper against the Company, as Harvey Group was a shareholder of Chem Fab and Chem Fab's capital stock was sold in 1978, as previously stated.

The Company advised PADEP that any further action to pursue a claim against the Company would result in the Company bringing a motion to reopen its bankruptcy case, solely to address the PADEP claim and further, the Company would commence contempt proceedings against PADEP. The Company is awaiting PADEP's response.

The Company has also retained special Pennsylvania environmental counsel for advice with respect to PADEP's request for information and other matters with respect to the claim.

Furthermore, the number of other parties that may be responsible, their ability to share in the cost of a clean up and whether the Company's existing or prior insurance policies provide coverage for this matter is not known. At this time, it is impossible for the Company to determine the outcome or cost of the Company of this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 27, 2003, the Company's shareholders at an Annual Meeting (i) elected Franklin C. Karp (3,061,541 shares in favor, 35,979 shares against), Joseph J. Calabrese (3,061,141, shares in favor, 36,379 against), Michael E. Recca (3,061,141 shares in favor, 36,379 shares against), Frederic J. Gruder (3,059,067 shares in favor, 38,453 shares against), Jeffrey A. Wurst (3,061,141 shares in favor, 36,379 shares against), William F. Kenny, III (3,060,741 shares in favor, 36,779 shares against) and Nicholas A. Marshall (3,059,029 shares in favor, 38,491 shares against) as directors of the Company and (ii) ratified the appointment of BDO Seidman, LLP, the Company's independent auditors for the year ending November 1, 2003 (3,090,296 shares in favor, 1,311 shares against and 5,913 shares abstained).

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit Number                     Description
         --------------                     -----------

         Exhibit 31.1                       Certification

         Exhibit 31.2                       Certification

         Exhibit 32.1                       Certification of Franklin C. Karp, President, as adopted
                                            pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

         Exhibit 32.2                       Certification of Joseph J. Calabrese, Executive
                                            Vice President, Chief Financial Officer, Treasurer
                                            And Secretary, as adopted pursuant to Section 906 of The
                                            Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

On July 2, 2003, the Company filed Form 8-K with The Securities and Exchange Commission, announcing that the Board of Directors of the Company, in accordance with its by-laws, approved adding a new member to the Board. On June 27, 2003, the Board approved Ira Lamel as a new member of the Company's Board of Directors. Mr. Lamel will serve as independent financial expert on the Company's Audit Committee. As of June 27, 2003, Mr. Lamel accepted the position.

On July 18, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it had received notice dated June 30, 2003 from the Pennsylvania Department of Environmental Protection ("PADEP"), that under
Pennsylvania State law, PADEP considers the Company a potentially responsible party for contamination related to a site in Doylestown, Pennsylvania. This matter has fully been disclosed in the notes to the financial statements, and in
Item 1 above, Legal Matters.


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 16, 2003.

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