Form 10-K
period 2003-11-01
HARVEY ELECTRONICS INC
filed 2004-01-30
CIK 46043

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                    Form 10-K

Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended November 1, 2003

Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of
        1934 for the Transition Period from ---------- to ---------.

                           Commission File No. 1-4626

                            Harvey Electronics, Inc.
                            ------------------------
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

                    Issuer's telephone number: (201) 842-0078
                                               --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X. ] No[ ]

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2). Yes[ ] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 15, 2004; Common Stock 3,324,525 shares.

As of May 2, 2003, the aggregate market value of the registrant's Common Stock held by non-affiliates computed by reference to the price at which the stock was sold was $3,069,539. The shares of Common Stock are currently traded on the NASDAQ SmallCap Market under the symbols "HRVE".



                                TABLE OF CONTENTS



PART I
------
         Item 1. Business
         Item 2. Properties
         Item 3. Legal Proceedings
         Item 4. Submission of Matters to a Vote of Security Holders

PART II
-------
         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
         Item 6. Selected Financial Data
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         Item 8. Financial Statements and Supplementary Data
         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
         Item 9A. Controls and Procedures

PART III
--------

         Item 10. Directors and Executive Officers of the Registrant
         Item 11. Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management
         Item 13. Certain Relationships and Related Transactions
         Item 14. Principal Accounting Fees and Services

PART IV
-------
         Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K


SIGNATURES
----------

EXHIBIT INDEX
-------------
         Ex-23 Consent of BDO Seidman, LLP
         Ex-23.1 Consent of Ernst and Young, LLP
         Ex-31.1 Certification - President
         Ex-31.2 Certification - CFO
         Ex-32.1 Certification - President
         Ex-32.2 Certification - CFO


Part I

In  this  Annual  Report  on  Form  10-K,  the  "Company,"   "Harvey",   "Harvey
Electronics", "we," "us," and "our" mean Harvey Electronics, Inc.

This Annual Report on Form 10-K contains forward-looking statements regarding Harvey's performance, strategy, plans, objectives, expectations, beliefs and intentions. The actual outcome of the events described in these forward-looking statements could differ materially. This report, and especially the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains a discussion of some of the factors that could contribute to those differences.

Item 1. Business.

General

Harvey Electronics is engaged in the retail sale, service and custom installation of high quality audio, video and home theater equipment. The equipment includes high fidelity components and systems, digital versatile disc players ("DVD"), high definition television ("HDTV"), direct view projection, plasma flat-screen, LCD flat panel and DLP television sets, audio/video furniture, digital satellite systems, conventional telephones, service contracts and related accessories. The Company has been engaged in this business in the New York Metropolitan area for seventy-seven years. The Company currently operates nine locations; seven Harvey specialty retail stores and two Bang & Olufsen branded stores. There are two Harvey locations in Manhattan and five suburban locations in Paramus, New Jersey; Mt. Kisco, in Westchester; Greenwich, Connecticut; Greenvale/Roslyn, on the north shore of Long Island, and in Eatontown, New Jersey. The Bang & Olufsen branded stores are located in Union Square at Broadway and 21st Street, in Manhattan, and in Greenwich, Connecticut on Greenwich Avenue.

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

Products

The Company offers its customers a wide selection of high-quality consumer audio, video and home theater products, the distribution of which is limited to specialty retailers (generally referred to in the industry as "esoteric brands"). The Company is one of the country's largest retailers of "esoteric brands" manufactured by Bang & Olufsen, Crestron, Lexicon, Linn, Marantz, McIntosh, NAD, Vienna Acoustics, Sonus Faber, Krell, Loewe, Martin Logan and Fujitsu. Many of these vendors' products have been sold by the Company for a number of years. The Company believes that it benefits from strong working relationships with these manufacturers. See below, for a discussion about Bang & Olufsen.

For the fiscal year ended November 1, 2003, the Company's audio product sales represented approximately 47% of the Company's net sales and yielded gross
profit  margins  of  approximately   41%.  The  Company's  video  product  sales
represented approximately 45% of the Company's net sales and yielded gross profit margins of approximately 30%. The Company also provides installation services for the products it sells. Custom installation, as commonly referred to in the industry includes both equipment sales and labor income. Custom installation of both equipment and related labor accounted for approximately 55% of the Company's net sales in fiscal 2003. The labor portion of custom installation presently represents approximately 8% of net sales, while the equipment portion accounted for 47% of net sales. The Company also sells extended warranties on behalf of third party providers. Sales of extended warranties which yielded a gross profit margin in excess of 58%, represented approximately 3% of the Company's net sales.

The following table shows, by percentage, the Company's net product sales attributable to each of the product categories for the periods indicated. Audio components include speakers, subwoofers, receivers, amplifiers, preamplifiers, compact disc players, cassette decks, turntables and tuners. The Company also sells digital satellite systems (DSS) which are included in the VCR/DVD/DSS category. Accessories primarily include headphones, surge protectors and projection screens. The miscellaneous category includes conventional telephones, answering machines, radios and other portable products.

                                             November 1,    October      October       October       October
Fiscal Year Ended:                              2003        26, 2002     27, 2001      28, 2000      30, 1999
                                       ----------------------------------------------------------------------
Audio Components                                29%            31%          39%           43%           49%
Mini Audio Shelf Systems                         4              5            6             7             8
TV and Projectors                               39             39           30            25            18
VCR/DVD/DSS                                      5              6            8             7             7
Furniture                                        5              5            5             5             5
Cable and Wire                                   5              5            5             5             5
Accessories                                      9              7            6             6             6
Extended Warranties                              3              1            -             1             1
Miscellaneous                                    1              1            1             1             1
                                       ----------------------------------------------------------------------
                                               100%           100%         100%          100%          100%
                                               ====           ====         ====          ====          ====

The percentage of sales by each product category is affected by, among other things, promotional activities, consumer preferences, store displays, the development of new products and elimination or reduction of existing products and, thus, a current sales mix may not be indicative of the future sales mix.

The Company believes that it is well positioned to benefit from advances in technologies because new technologies tend to be expensive when first introduced and the Company's target customers desire and can afford such products. New technologies, such as HDTV, plasma flat-screen, LCD flat panel and DLP televisions were recently introduced. The plasma flat-screen or LCD flat panel television allows a small or large screen television to be only four inches wide from front to back. This allows the set to be far less obtrusive and more easily integratable into the home. High definition television has significantly improved picture quality.

The Company intends to continue its recent emphasis on custom installation (representing 55% of net sales in fiscal 2003), which can extend from a single room audio/video system to an entire house with a combined selling price of installation, labor and product from about $5,000 to in excess of $100,000. The Company believes custom installation provides the opportunity to bundle products and increase margins. In fiscal 2004, the Company will continue to expand its merchandising efforts of complete movie theaters in the home, in-home lighting systems and distributed in-home cabling for the integration of computer networks, entertainment systems and other related services. The Company will continue to showcase the lifestyle benefits of plasma and LCD televisions throughout the home.

Based on customers' desires, custom installation projects frequently expand on-site. A single room home theater, for example, during the course of the installation can grow into a multi-room system with increased margins.

Offering custom installation affords the Company a unique selling opportunity because it may not be available at mass merchants and can generate repeat customers and customer referrals. Due to the complexity of the installation provided by the Company, customers generally remain with the Company, providing the opportunity to sell upgrades to existing customers. We believe the recent introduction of digital video products, network cabling, in-home lighting systems, as well as other emerging technologies, present significant opportunities for such upgrades.

Operations

Supplies, Purchasing and Distribution

The Company purchases its products from approximately eighty manufacturers, ten of which accounted for approximately 61% of the Company's purchases for the fiscal year ended November 1, 2003. These ten manufacturers are Bang & Olufsen, Boston Acoustics, Fujitsu, Marantz, Monster Cable, Pioneer Elite, Runco, Samsung, Sharp and Sony. Fujitsu and Sony each accounted for more than ten (10%) percent of the Company's purchases for the fiscal year ended November 1, 2003, and Bang & Olufsen, Marantz, Samsung and Sharp each accounted for more than five (5%) percent of purchases for such period.

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

These Branded Stores sell highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories. The stores also sell video products including LCD projectors, HDTV's, DVD players, plasma flat-screen and LCD flat panel televisions, A/V furniture and accessories. The store also offers professional custom installation of multi-room audio and home theater systems.

Due to the Company's strong relationships with many of its suppliers and its volume of purchases, the Company has also been able to obtain manufacturers' rebates based on volume buying levels. On occasion, the Company has been able to negotiate favorable terms, such as extended payment terms, additional cooperative advertising contributions or lower prices, on large purchases. In addition to being a member of a consumer electronics industry buying group called Home Theater Specialists of America (HTSA), the Company is also a member of Professional Audio Retailers Association (PARA) and Custom Electronics Design Installation Association (CEDIA), both of which provide the Company with additional training in sales and technology.

Purchases are received at the Company's 11,800 square foot warehouse located in Fairfield, New Jersey. Merchandise is distributed to the Company's retail stores at least twice a week (and more frequently, if needed), using the Company's employees and transportation.

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

The Company historically has not had material losses of inventory and does not experience material losses due to cost and market fluctuations, overstocking or technology. The Company maintains specific and general inventory reserves aggregating $130,000, $130,000 and $105,000, for fiscal years 2003, 2002 and
2001, respectively. The Company's inventory turnover for fiscal years 2003, 2002 and 2001 was approximately 3.4 times for all years.

Sales and Store Operations

Retail sales are primarily made for cash or by major credit cards. Revenues are recorded by the Company when the product or service is delivered or rendered to customers. Customer deposits are recorded as liabilities until the product is delivered, at which time a sale is recorded and the liability for the customer deposit is relieved.

In addition, customers who qualify can obtain longer term financing with a Harvey credit card, which the Company makes available to its customers. The
Harvey credit cards are issued by two unrelated finance companies. All transactions with these unrelated finance companies are without recourse to the Company. The Company also periodically, as part of its promotional activities, offers manufacturer sponsored financing to its customers.

Each store is operated by a store manager and a senior sales manager. Store managers report to a Vice President of Operations who oversees all sales and store operations, and who is further responsible for sales training and the hiring of all retail employees. Every Company store has in-home audio/video specialists who will survey the job site at a customer's home, design the custom installation and provide a cost estimate. Each store independently services its custom installations through a project manager and experienced installers employed at the store. The Company's stores are aided by the Company's Director of Custom Installation for more difficult and technical projects. The Vice President of Merchandising and President of the Company determine what products will be demonstrated and presented at each store. All stores are staffed with professionally trained salespeople and warehouse personnel. Salespeople are paid a base salary plus commission based on gross margins.

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

The Company offers an extended warranty contract for most of the audio, video and other merchandise it sells, which provides coverage beyond the manufacturer warranty period. Extended warranties are provided by an unrelated insurance company on a non-recourse basis to the Company. The Company collects the retail sales price of the extended warranty contract from customers and remits the customer information and the cost of the contract to the insurance company. Sales of extended warranty contracts have increased in fiscal 2003 and represent approximately 3% of the Company's net sales. The warranty obligation is solely the responsibility of the insurance company. See notes to the financial statements for additional information on warranty sales and the presentation of such sales in the Company's Statements of Operations.

Competition

The Company competes in the New York Metropolitan area with mass merchants, mail order houses, discount stores and numerous other consumer electronics specialty stores. The retail electronics industry is dominated by large retailers with massive, "big box" retail facilities which aggressively discount merchandise. These retailers operate on narrow profit margins and high volume, driven by aggressive advertising emphasizing low prices. Nationwide industry leaders are Circuit City and Best Buy. The New York region is dominated by Circuit City, Best Buy, and local chains including P.C. Richard & Son, J&R Music World and 6th Avenue Electronics.

Many of the competitors sell a broader range of electronic products, including computers, camcorders and office equipment, and many have substantially larger sales and greater financial and other resources than the Company. The Company competes by positioning itself as a retailer of high quality limited distribution audio and video products and, we believe, more importantly, by offering upscale sophisticated custom installations, which are not generally offered by all of the mass merchants.

Very few, if any, of the audio products sold by the Company, other than Bose and certain Sony products, radios and other portable products, are available at the mass merchants. Of the major video brands sold by the Company, generally only Samsung, Sony and Mitsubishi televisions are sold by the mass merchants. In many of these cases, the Company sells models which are not sold by the mass merchants.

The Company seeks to reinforce its positioning by displaying its products and custom installation services in customized movie theaters built within the home and in lifestyle home vignettes in an attractive and pleasing store environment and by offering personalized service through trained sales personnel who are fully familiar with all of the Company's products. Additionally, we believe the Company differentiates itself by offering programming capabilities that address complex technological integration issues and ultimately give the consumer easy remote control access to multiple devices.

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

Advertising

The Company believes it has a strong and important brand in its marketplace. The Company strives to promote its superior products and sophisticated services in its advertising campaign to both men and women. In fiscal 2004, the Company will continue to expand its efforts in its important customer relations management program.

Currently, the Company has radio, direct mail, print advertising and the Internet with www.harveyonline.com, the Company's website, to promote its brand.

The Company currently uses large, frequent print advertising, emphasizing image, products, and technology in the New York Times, New York Times Magazine, Newsday, Bergen Record, Greenwich Times, The Journal News, Asbury Park Press, and the Gannett Suburban News. The Company also distributes direct mail advertising several times a year to reach its significant customer database. Certain direct mail promotions invite customers to seminars on new products, or technology, and can be supported, in part, by the manufacturers. Radio advertising is currently running on the two most listened to news stations on AM radio within the Company's market.

All  advertising   consistently  offers  attractive  financing  alternatives  on purchases on credit without interest for an extended period of time.

The following table shows the Company's gross advertising costs and net advertising expense as a percentage of net sales for the periods presented. Net advertising expense represents gross advertising cost less advertising income received from the manufacturers.

                                         November 1,     October         October        October        October
   Fiscal Year Ended                        2003         26, 2002        27, 2001       28, 2000       30, 1999
                                    ----------------------------------------------------------------------------

   Gross advertising costs               $2,540,000     $2,665,000      $2,864,000     $2,701,000     $1,220,000
   Net advertising expenses                 366,000        632,000       1,206,000        934,000        227,000
   Percentage of net sales                       .9%           1.5%            3.3%           2.7%           1.1%

Licenses and Intellectual Properties

The Company owns four registered service marks. "HARVEY ELECTRONICS," issued in June 1982, and "Harvey", issued March 7, 1989 are currently used by the Company. "Not Your Ordinary Electronics Store", issued in July 2002 and "The Temple of Home Theater", issued May 13, 1997 are not used by the Company. The Company believes that the service marks HARVEY ELECTRONICS and HARVEY have significant value and are important in marketing the Company's products and services.

Employees

As of November 1, 2003, the Company employed approximately 147 full-time employees of which 17 were management personnel, 13 were administrative personnel, 57 were salespeople, 18 were warehouse workers and 42 were engaged in custom installation.

Of the salespeople, warehouse workers, and installation staff, 97 people are covered by a collective bargaining agreement with the Company, which expires August 1, 2004. The Company has never experienced a work stoppage and believes that its relationships with its employees and the union are satisfactory.

Item 2. Properties

All of the premises the Company presently occupies are leased. Management believes that the Company's facilities are adequate and suitable for its present business. The Company believes that adequate locations are available for future expansion.

The Company leases approximately 3,900 square feet at 205 Chubb Avenue, Lyndhurst, New Jersey, which the Company uses as its corporate office at approximately $40,000 per year, including other occupancy costs. This office space is under lease through January 2006. The Company also leases an 11,800 square foot warehouse in Fairfield, New Jersey at approximately $132,000 per year, including other occupancy costs, pursuant to a lease which expires November 2005.



The Company leases the following retail premises:

                                          Expiration
                                           Date of
                                           Current           Renewal         Approximate
                Location                 Annual Lease        Options           Footage
  ------------------------------------- ----------------- --------------- -----------------

  2 West 45th Street                       6/30/2005           None             7,500
  New York, NY

  556 Route 17 North                       6/30/2015           None             7,000
  Paramus, NJ

  888 Broadway                            12/31/2006           None             4,000
  at 19th St.
  New York, NY
  (within ABC Carpet & Home)

  19 West Putnam Ave.                      9/30/2006         5 years            5,300
  Greenwich, CT

  44 Glen Cove Road                        8/15/2008           None             4,600
  Greenvale, NY

  115 Main St.                             8/31/2008           None             3,500
  Mt. Kisco, NY

  927 Broadway                            12/31/2005         5 years            1,500
  New York, NY
  (Bang & Olufsen Branded Store)

  86 Greenwich Ave.                        6/30/2005         5 years            1,500
  Greenwich, CT
  (Bang & Olufsen Branded Store)

  57 Route 36 West                         1/01/2011         10 years           6,500
  Eatontown, NJ


Item 3. Legal Proceedings.

Except as set forth herein, the Company believes that it is not a party to any material asserted legal proceedings other than those arising in the ordinary course of business and which are most likely fully covered by insurance (except for deductible amounts). The Company maintains general liability and commercial insurance in amounts believed to be adequate. However, there can be no assurance that such amounts of insurance will fully cover claims made against the Company in the future.

In January 2004, the Company agreed to satisfy certain long outstanding and disputed tax claims ($52,000) under an amnesty program offered by the City of New York. The tax claims related to a prior subsidiary for fiscal years 1987 and 1988. The Company satisfied the claim, in full, paying $90,000 (including interest), under the amnesty program. The Company recorded $50,000 to Selling, General and Administrative expenses in fiscal 2003 relating to this matter. Prior to the settlement of this matter, the Company had recorded a liability of $40,000 relating to this claim.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbols "HRVE". The Company's warrants to purchase Common Stock, previously traded under the symbol "HRVEW", expired March 30, 2003.

The outstanding shares of Common Stock are currently held by approximately 1,600 shareholders of record, and the Preferred Stock by four holders of record. The transfer agent and registrar for the Common Stock is Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016.


The following table indicates the quarterly high and low stock prices for fiscal years 2003 and 2002:

                                        High              Low
                                  ----------------- ----------------
Fiscal Year 2003
----------------
February 1, 2003                      $1.30              $.81
May 3, 2003                            1.15               .86
August 2, 2003                         1.16               .80
November 1, 2003                       1.10               .80
Fiscal Year 2002
----------------
January 26, 2002                       1.95               .65
April 27, 2002                         1.65              1.10
July 27, 2002                          1.59               .71
October 26, 2002                       1.10               .65

The Company has paid no dividends on its Common Stock for the last two years. The Company's lender restricts the payment of dividends on the Company's Common Stock. The Company does not expect to pay dividends on Common Stock in the future.

On October 9, 2003, the Company received notice from NASDAQ that its Common Stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by The Nasdaq SmallCap Market set forth in NASDAQ Small Cap Market Marketplace Rule 4310(c)(4)(the "Rule") and that pursuant to the Rule, the Company has until April 6, 2004 to regain compliance. In the event that at anytime before April 6, 2004 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of ten consecutive trading days, NASDAQ staff will notify the Company in writing that the Company complies with the Rule. If the Company does not meet this requirement and the Company's Common Stock is delisted from the NASDAQ SmallCap Market, it could further have an adverse effect on the Company's stock price.

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

Common Stock

The Company is authorized to issue 10,000,000 shares of Common Stock with a par value of $0.01 per share. As of January 15, 2004, 3,324,525 shares are outstanding and held by approximately 1,600 shareholders of record.

The holders of Common Stock are entitled to one vote per share on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors from sources legally available therefore. In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, and after payment in full of the amount payable in respect of the Preferred Stock, the holders of Common Stock are entitled, to the exclusion of the holders of the Preferred Stock, to share ratably in the assets of the Company available for distribution to stockholders after payment of liabilities and after provision for each class of stock, if any, having preference over the Common Stock. Holders of Common Stock have no preemptive rights. All outstanding shares are, and all shares to be sold and issued as contemplated hereby, will be fully paid and non-assessable and legally issued. The Board of Directors is authorized to issue additional shares of Common Stock within the limits authorized by the Company's charter and without shareholder action.

Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. As of January 15, 2004, 827 shares of Preferred Stock were issued and outstanding and were held by four holders of record.

The Preferred Stock may be issued from time-to-time without shareholder approval in one or more classes or series. A holder of the Preferred Stock is not entitled to vote except as required by law.

Dividends on the Preferred Stock are cumulative from the day of original issuance, whether or not earned or declared. In the event the Board of Directors declares dividends to be paid on the Preferred Stock, the holders of the Preferred Stock will be entitled to receive semiannual dividends at the rate of eighty-five ($85) dollars per share payable in cash on the last business day of June and December in each year. Total Preferred Stock dividends of $70,295, $74,151 and $107,603 were paid in fiscal years 2003, 2002 and 2001, respectively. In addition, no dividend shall be paid, or declared, or set apart for payment upon, and no other distribution shall at any time be declared or made in respect of, any shares of Common Stock, other than a dividend payable solely in, or a distribution of, Common Stock, unless full cumulative dividends of the Preferred Stock for all past dividend periods and for the then current dividend period have been paid or have been declared and a sum sufficient for the payment thereof has been set apart.

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

Item 6. Selected Financial Data (amounts in thousands, except per share and number of stores data)

Set forth below is selected financial and operating data for each of the five years ended November 1, 2003. The selected statement of operations and balance sheet data for each of the five years ended November 1, 2003 have been derived from our audited financial statements. Certain items in the fiscal 2002 and 2001 financial data have been reclassified to conform to fiscal 2003 presentation. Amounts relating to fiscal 2000 and 1999 were not material and not reclassified. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10K.


                                                   Fiscal Year    Fiscal Year     Fiscal Year     Fiscal Year    Fiscal Year
                                                     Ended           Ended           Ended          Ended           Ended
                                                   November 1,    October 26,     October 27,     October 28,    October 30,
                                                      2003            2002           2001            2000            1999
                                                  ------------------------------------------------------------------------------
Net sales                                           $42,448(3)      $41,326(3)     $36,606(3)   $   34,355       $  21,386
Cost of sales                                        25,141(3)       24,973(3)      22,471(3)       20,813          13,082
                                                  ------------------------------------------------------------------------------
Gross profit                                         17,307          16,353         14,135          13,542           8,304
Gross profit percentage                                  40.8%           39.6%          38.6%           39.4%           38.8%
Interest expense                                        343             359            340             218             179
Selling, general and administrative expenses         16,555          15,806         15,128          12,856           9,043
Other income                                             73             116             83              34              72
                                                  ------------------------------------------------------------------------------
Income (Loss) before income taxes                       482            304          (1,250)            502            (846)
Income taxes                                            195            124               -             185               -
                                                  ------------------------------------------------------------------------------
Net income (loss)                                       287            180          (1,250)            317            (846)

Preferred Stock dividend requirement                    (70)           (72)            (75)            (75)            (74)
                                                  ------------------------------------------------------------------------------
Net income (loss) attributable to
   Common Stock                                        $217           $108         $(1,325)           $242           $(920)
                                                       ====           ====         ========           ====           ======

Net income (loss) per common share
 applicable to common shareholders:
     Basic                                             $.07           $.03           $(.40)           $.07           $(.28)
                                                       ====           ====           ======           ====           ======
     Diluted                                           $.06           $.03           $(.40)           $.07           $(.28)
                                                       ====           ====           ======           ====           ======

Shares used in the calculation of net income
 (loss) per common shares:
     Basic                                        3,324,525      3,297,827       3,282,833       3,282,833       3,282,833
                                                  =========      =========       =========       =========       =========
     Diluted                                      3,866,415      3,907,401       3,282,833       3,346,307       3,282,833
                                                  =========      =========       =========       =========       =========

Stores opened at end of period                            9              9               9               8               7



Balance Sheet Data:

                                 November         October       October        October       October
                                 1, 2003          26, 2002      27, 2001       28, 2000      30, 1999
                           --------------- ---------------- -------------- -------------- ------------------


Working capital
   (deficiency)                $   2,950 (2)     $  (600)(1)   $(1,416)(1)   $   747(1)    $    925(1)
Total assets                      12,325          12,151        12,727        11,437          9,745
Long-term liabilities              2,968             156           160           215            251
Total liabilities                  8,380(2)        8,423(2)      9,107(1)      6,590(1)       5,140(1)
Total shareholders'
   equity                          3,945           3,728         3,620         4,847          4,605


(1) It is important to note that at the end of fiscal 2002, 2001, 2000 and 1999, the Company's outstanding balances on its revolving line of credit facility ($3,119,000, 3,442,000, 1,068,000 and $1,477,603, respectively)
     were classified as current liabilities, despite the long-term nature of the Company's then outstanding credit facility. The presentation as a current liability was in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement". Working capital was negatively impacted by the Company's significant increase in the revolving line of credit facility in fiscal 2001, which was necessary to fund retail store expansion and renovation.

(2) The Company entered into a new $7.5 million credit facility on November 21, 2003 and the existing credit facility was simultaneously satisfied and terminated. As the new credit facility expires in five years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at November 1, 2003 ($2,726,000), under the new credit facility as a long-term liability.

(3) The Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. As a result, the net amount earned on these sales recorded in net sales, in accordance with Emerging Issue Task Force 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal Versus Net as an Agent."

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

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended November 1, 2003, October 26, 2002 and October 27, 2001, appearing elsewhere in this Form 10-K.

Results of Operations

Fiscal Year Ended November 1, 2003, as Compared to Fiscal Year Ended October 26, 2002

Net Income

The Company's pre-tax income for the fifty-three weeks ended November 1, 2003, increased 58% to $482,000 from $304,000 for the fifty-two weeks ended October 26, 2002. Net income for fiscal 2003 increased 59% to $287,000 from $180,000 for fiscal 2002.

To supplement the Company's consolidated financial statements presented in accordance with generally accepted accounting principles ("GAAP"), the Company uses non-GAAP measures of Earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's Management reviews these non-GAAP measures internally to evaluate the Company's performance and manage its operations and believes it is an important measure in evaluating the Company's financial performance. In addition, since the Company has historically provided non-GAAP results and guidance to the investment community, the Company believes that the inclusion of non-GAAP financial measures provides consistent and comparable measures to help investors understand the Company's current and future operating results.

For fiscal 2003 EBITDA increased to $1,620,000 from $1,580,000 for fiscal 2002. (EBITDA for fiscal 2003 is calculated as follows: pre-tax income of $482,000, plus interest of $343,000 and depreciation and amortization of $795,000. EBITDA for fiscal 2002 is calculated as follows: pre-tax income of $304,000 plus interest of $359,000 and depreciation and amortization of $917,000).

Net income for fiscal year 2003 and 2002 was negatively impacted by operating losses relating to the Company's website of $249,000 and $228,000, respectively.

The Company's pre-tax profit and EBITDA for fiscal 2003 were reduced by the results of its second quarter, which management believes were negatively impacted by restrained consumer spending prior to and during the Iraq war, as well as extreme winter weather conditions in the northeast.

The Company's net income for fiscal 2003 includes net advertising expense of $366,000 as compared to $632,000 for fiscal 2002. The Company's advertising presence has not materially diminished as the Company's gross advertising expenditures were $2,540,000 in fiscal 2003 as compared to $2,665,000 for fiscal 2002.

The Company recorded an income tax equivalent provision of $195,000 (40.6% effective tax rate) in fiscal 2003 as compared to a provision of $124,000 (40.7% effective tax rate) in fiscal 2002.


Revenues

For the year ended November 1, 2003, net sales (after the effect of a reclassification in sales), aggregated $42,448,000, an increase of $1,122,000 or approximately 2.7% from last year. It is important to note that the Company's fiscal year for 2003 includes fifty-three weeks and that the first quarter of fiscal 2003 included fourteen weeks as compared to thirteen weeks for the same quarter last year. Comparable store sales for fiscal 2003 (again after the effect of a reclassification in sales), increased approximately $242,000 or less than one percent, from fiscal 2002.

The Company believes its positive sales results of fiscal 2003 compare favorably to other reporting consumer electronics specialty retailers in the industry. The Company also believes its overall sales results were negatively impacted by the Iraq war and extreme weather conditions during the second quarter.

Overall net sales benefited from the continued growth of the Company's newest Harvey store in Eatontown, New Jersey which opened in April 2001, and from the maturation of its newest Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000. Additionally, the Company experienced strong sales increases in fiscal 2003, at its Harvey Greenwich, Connecticut and Paramus, New Jersey showrooms. The Paramus retail showroom had a strong resurgence in sales during the fourth quarter, after the stores renovation was completed. All of the Company's retail stores had increases in their net sales for fiscal 2003 as compared to fiscal 2002, except its Bang & Olufsen branded store in Union Square, New York City. Management has made additional personnel changes in this store and in fiscal 2004, to-date, the store has shown significant improvement in sales performance.

Finally, the Company's store within ABC Carpet and Home, in lower Manhattan, which had experienced declines in sales for the first half of fiscal 2003, had a strong rebound in sales for the second half of the year and has also recorded strong sales results in fiscal 2004, to date.

The Company continues to experience expanding revenues from the unabated strong demand for its custom installation services.

The Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. As a result, the net amount earned on these sales recorded in net sales, in accordance with Emerging Issue Task Force 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal Versus Net as an Agent."

Despite increased competition, customer demand continues to be strong for new digital video products including plasma flat screen, LCD flat panel, high-definition and DLP televisions and related custom home installations. Consumers have embraced plasma and LCD flat screen technologies as well as DLP televisions. Custom installation projects continue to increase and accounted for approximately 55% of net sales for fiscal 2003, as compared to approximately 51% of net sales for fiscal 2002. Custom installation sales, including both equipment sales and labor income, increased approximately 11.2% to approximately $23,776,000 for 2003, as compared to approximately $21,373,000 for fiscal 2002. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

The Company believes it differentiates itself by offering sophisticated custom installation services, including programming capabilities that address complex technological integration issues giving its customers easy remote control operations for a variety of functions. Management believes installations of complete movie theaters in the home as well as distributed audio and network cabling will continue to attract affluent customers to the Company, which should continue to benefit sales, enhance gross margins and improve overall store profitability.

The Company's marketing efforts remained significant for fiscal 2003, which the Company believes, continued to drive sales. These efforts included radio, newspaper, direct mail and catalog advertisements, and the continued promotion of the Company's website, www.harveyonline.com. In fiscal 2004, the Company anticipates that its advertising expenditures will not be materially reduced and will be used primarily for radio, print and direct mail advertising. The Company anticipates that it will continue to promote its brand and image to both men and women using the new campaign, launched in November 2002, "Harvey. Extraordinary in Every Way."

In fiscal 2004, the Company also will endeavor to put additional efforts and resources into its important customer relations management initiatives.

Cost and Expenses

Total cost of goods sold for fiscal 2003 increased $167,000 or .7% from fiscal 2002. This was primarily due to an increase in sales as noted above, offset by an increase in the gross margin.

The gross profit margin for fiscal 2003 increased to 40.8% as compared to 39.6% for fiscal 2002.

The gross profit margin increases were achieved despite a continuing shift in business towards video products, which generally have lower margins. Video product sales for fiscal 2003 accounted for approximately 45% of net sales as compared to approximately 42% of net sales in fiscal 2002, or an increase of approximately 7%. Audio sales declined to 47% of net sales in fiscal 2003 as compared to 50% of net sales in fiscal 2002. The reduction in margin from this shift in product sales was offset by several factors. The new digital and flat screen video products are sold at higher margins than analog, commodity products. Further, the Company has been successful in bundling the sale of new video products with the sale of higher margin home theater components, including furniture, accessories, cable, extended warranties and custom installation labor.

The overall increase in the gross margin for fiscal 2003 was due primarily to a 10% increase in higher margin custom installation labor income, a 224% increase in the sale of extended warranties and a 23% increase in cable sales, which significantly mitigated the reduction in the gross margin from the increase in video sales.

Selling, general and administrative expenses ("SG&A expenses") increased 4.7% or $749,000 for fiscal 2003, as compared to fiscal 2002.

Comparable, SG&A expenses for fiscal 2003 increased by approximately $527,000 or 3.3% from fiscal 2002.

Fiscal 2003 included fifty-three weeks of SG&A expenses as compared to fifty-two weeks for fiscal 2002. Overall and comparable SG&A expenses also increased from additional payroll and payroll related costs, insurance expense, professional fees, occupancy costs, truck expenses and various other store-operating expenses, offset by reduced net advertising expense, depreciation and amortization and incentive bonuses. Additionally, the Company recorded an expense of $50,000, relating to old outstanding tax claims for fiscal years 1987 and 1988, which was discussed above in Legal Proceedings.

The Company continues to hire additional custom installation personnel and incur the necessary associated expense relating to the expansion of its custom installation services.

Interest expense for fiscal 2003 decreased 4.4% or $16,000 as compared to fiscal 2002. The overall decrease was primarily due to the reduction in the Company's credit facility.

In connection with the Company's emergence from its reorganization proceeding, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and pre-reorganization net operating loss carryforwards. The requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income but instead is recorded first as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted, and thereafter as a direct addition to paid-in capital.

For fiscal years 2003 and 2002, the income tax equivalent provisions were $195,000 and $124,000 respectively, and the reduction of reorganization value in excess of amounts allocable to identifiable assets also amounted to $195,000 and $124,000, respectively. The income tax equivalent provision did not materially affect the Company's cash.


Fiscal Year Ended October 26, 2002 as Compared to Fiscal Year Ended October 27, 2001

Net Income

The Company's pre-tax income for the fiscal year ended October 26, 2002 significantly increased to $304,000 as compared to a pre-tax loss of $1,250,000 for the fiscal year ended October 27, 2001. Net income for fiscal 2002 increased to $180,000 as compared to a net loss of $1,250,000 for fiscal 2001. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2002 also increased substantially to approximately $1,580,000 as compared to EBITDA of approximately $79,000 for fiscal 2001. (EBITDA for fiscal 2002 is calculated as follows: pre-tax income of $304,000 plus interest of $359,000 and depreciation and amortization of $917,000, EBITDA for fiscal 2001 is calculated as follows: pre-tax loss of $1,250,000 plus interest of $340,000 and depreciation and amortization of $989,000).

Net income for fiscal 2002 was negatively impacted by operating losses of approximately $245,000, relating primarily to the Company's website and to a lesser extent from the Company's newest Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000.

The Company's net loss for fiscal 2001 was materially impacted by the horrific events of September 11, 2001, the total renovation of the Company's flagship store on 45th Street in Manhattan and the general slowdown in retail sales, experienced from the latter part of the third quarter of fiscal 2001, and by approximately $650,000 relating to both pre-opening expenses ($140,000) and operating losses ($510,000) from the Company's two new stores and the Company's website.

The Company's net income for fiscal 2002 includes net advertising expense of $632,000 as compared to $1,206,000 for fiscal 2001. The Company's advertising presence has not materially diminished as the Company's gross advertising expenditures declined to $2,665,000 in fiscal 2002 from $2,864,000 in 2001. Cooperative advertising income in fiscal 2001 was negatively impacted from the shortfall in revenues in the Company's fourth quarter of fiscal 2001, as discussed above.

Results of operations for fiscal years 2002 and 2001 also included depreciation and amortization expense of $917,000 and $989,000, respectively.

The Company recorded an income tax equivalent provision of $124,000 (40.7% effective tax rate) in fiscal 2002. The income tax equivalent provision did not materially affect the Company's cash. No income tax provision was recorded in fiscal 2001 as the Company reported a net loss.


Revenues

For the year ended October 26, 2002, net sales aggregated $41,327,000 (after reclassification to conform to fiscal 2003 presentation), an increase of $4,720,000, or 12.9% from the prior year. Comparable store sales for fiscal 2002 increased over $2.9 million or 8% from fiscal 2001. Management believes that a portion of the increase in the Company's overall and comparable store sales, as compared to fiscal 2001, were impacted by the events of September 11th, specifically sales in the fourth quarter of fiscal 2001.

Overall net sales benefited significantly from the new Eatontown, New Jersey store opened in April 2001, which has exceeded management's expectations in sales and store profitability. Additionally, overall and comparable store sales for fiscal 2002 benefited from the rebound in sales of our totally renovated flagship store on 45th Street in Midtown, Manhattan and the continued strong sales growth of the Company's Greenvale/Roslyn, Long Island store, the store located within ABC Carpet and Home in lower Manhattan and the Company's Bang & Olufsen retail showroom in Greenwich, Connecticut. Finally, the Company's Harvey stores in Mount Kisco, New York and Greenwich, Connecticut, which had experienced declines in sales for the first six months of fiscal 2002, had also rebounded in sales in the second half of fiscal 2002, as compared to fiscal 2001, primarily due to personnel changes and additional localized advertising efforts, as implemented by management. However, the Company's Paramus, New Jersey store experienced a decline in sales for fiscal 2002 as compared to fiscal 2001. Management made additional personnel changes in this store and completed the construction of a new in-store theater. These changes coupled with additional planned improvements in fiscal 2003 helped to improve sales.

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

We believe the Company differentiates itself by offering sophisticated custom installation services, including programming capabilities that address complex technological integration issues giving its customers easy remote control operation for a variety of functions. Management believes installations of complete movie theaters in the home as well as distributed audio, network cabling and in-home lighting systems continued to attract affluent customers to the Company, and continued to benefit sales, enhance gross margins and improved overall store profitability.

The Company's marketing efforts remained significant in fiscal 2002, which we believe continued to drive sales. In fiscal 2002, these efforts included radio, newspaper, cable and network television, direct mail and catalog advertisements, and the continued promotion of the Company's website. www.harveyonline.com. In fiscal 2003, the Company's advertising expenditures were not materially reduced and were used primarily for radio, print and direct mail advertising. The Company continued to promote its brand and image to both men and women using the new campaign launched in November 2002, "Harvey. Extraordinary. In Every Way."

Costs and Expenses

Total cost of goods sold for fiscal 2002 increased $2,502,000 (after reclassification to conform to fiscal 2003 presentation) or 11.1% from fiscal 2001. This was primarily due to an increase in sales as noted above, offset by an increase in the gross margin.

The gross profit margin for fiscal 2002 increased to 39.6% as compared to 38.6% for fiscal 2001.

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

Liquidity and Capital Resources

At November 1, 2003 and October 26, 2002, the Company's ratio of current assets to current liabilities was 1.55 and .93, respectively. The improvement in working capital was due primarily to the refinancing of the Company's Credit Facility which resulted in the Credit Facility being reclassified to long-term liabilities. The Company had negative working capital of $600,000 at October 26, 2002. However, it is important to note that at October 26, 2002, the Company's outstanding balance on its Credit Facility ($3,119,000) was classified as a current liability, despite the long-term nature of the Company's Credit Facility. The presentation as a current liability is in accordance with EITF 95-22 (See Note 2 to the Financial Statements for details).

The improvement in the current ratio at November 1, 2003 was also positively impacted by the increase in the Company's pre-tax income. Other factors primarily improving working capital, included an increase in inventory and accounts receivable funded by the Company's credit facility, offset by an increase in customer deposits and income taxes payable.

Net cash provided from operations for fiscal 2003 was $970,000 as compared to $721,000 for fiscal 2002. The improvement in cash provided from operations for fiscal 2003 was primarily due to additional pre-tax income ($178,000), increased customer deposits and trade accounts payable, offset by a decrease in depreciation and amortization, accrued expenses and other current liabilities and an increase in inventory.

Net cash used in investing activities was $483,000 for fiscal 2003, as compared to net cash used of $234,000 for fiscal 2002. Net cash used for the purchases of property and equipment and website enhancements was $470,000 for fiscal 2003 as compared to $237,000 for fiscal 2002. Additions for fiscal 2003 related primarily to furniture, fixtures, computer equipment, website improvements and leaseholds relating to store theaters and the renovation of the Company's Paramus store.

Net cash used in financing activities was $487,000 for fiscal 2003, as compared to $499,000 for fiscal 2002. Financing activities for fiscal 2003 included net payments of $394,000, reducing the Credit Facility, preferred stock dividends paid of $70,000 and principal payments on capital leases of $22,000. Financing activities for fiscal 2002 included net payments of $323,000 reducing the Credit Facility, preferred stock dividend payments of $74,000, payments on capital leases of $81,000 and note payable payments of $22,000.

On November 21, 2003, the Company entered into a new five-year $7.5 million credit facility with Whitehall Retail Finance ("Whitehall"), a division of Whitehall Business Credit Corporation, a subsidiary of Connecticut based Webster Bank. This new credit facility replaced the credit facility with Wells Fargo. Under the new credit facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible credit card receivables and inventory, less certain reserves, as defined. The credit facility expires November 21, 2008.

The interest rate on all borrowings under the new credit facility is 0.25% over Webster Bank's prime rate (4.25% at November 1, 2003) or LIBOR plus 2.75%, at the Company's option. The Company agreed to pay Whitehall a $25,000 commitment fee, payable in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company will also pay Whitehall a reduced maintenance fee of $1,000 per month and an unused line fee based on a formula, as defined in the credit facility. Simultaneously, with the closing of the Whitehall credit facility, the Company satisfied all outstanding amounts due to Wells Fargo, in the amount of $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

In connection with the new credit facility, the Company granted Whitehall a senior security interest in all of the Company's assets. The credit facility provides Whitehall with rights of acceleration upon the occurrence of certain customary events of default. The Company is restricted from paying dividends on its Common Stock, retiring or repurchasing its Common Stock and entering into additional indebtedness (as defined).

Pursuant to the new credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of earnings before interest, taxes, depreciation and amortization. Additionally, the Company's capital expenditures cannot exceed a predetermined amount.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of November 1, 2003 and is based on information appearing in the Notes to the Financial Statements:

                          2004        2005-2006     2007-2008     After 2008        Total
--------------------- -------------- ------------- ------------- -------------- ---------------
Operating leases        $2,337,000     $3,548,000    $1,566,000    $3,115,000    $10,566,000
Credit Facility                  -        -          $2,726,000             -     $2,726,000
--------------------- -------------- ------------- ------------- -------------- ---------------
Total    contractual
cash obligations        $2,337,000     $3,548,000    $4,292,000    $3,115,000    $13,292,000
--------------------- -------------- ------------- ------------- -------------- ---------------

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. 875 shares of Preferred Stock were originally issued by the Company. In June 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's Common Stock by a preferred shareholder. At November 1, 2003, 827 shares of Preferred Stock were issued and outstanding. The Company's remaining Preferred Stock is convertible into 670,559 shares of Common Stock.

In fiscal 2004, the Company plans to enter into a new retail store lease for an additional Harvey showroom in New Jersey. If the Company is successful in locating a suitable location, the Company will finance all necessary leaseholds, security deposits, furniture and fixtures, pre-opening costs and inventory, expected to aggregate between $1,200,000 - $1,400,000, with its new credit facility. The new retail store is expected to open at the end of fiscal 2004 or early in the first quarter of 2005. The Company expects to make improvements to certain of its Harvey retail showrooms, including the installation of a movie theater within one of its stores. Miscellaneous purchases of equipment and other assets for fiscal 2004 are not expected to be significant.

The Company intends to continue its advertising campaign in fiscal 2004, primarily with print, radio and direct mail.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The anticipated costs of maintaining and improving the website are not expected to be material for 2004.

As previously noted in Part I, Legal Proceedings, in July 2003, the Company received a notice and information request from the Pennsylvania Department of Environmental Protection ("PADEP"). The notice stated that PADEP considers the Company a potentially responsible party for contamination related to a septic drain field in Doylestown, Pennsylvania. See Part 1 above and the notes to the Company's financial statements for details on this matter.

Management believes that cash on hand, cash flow from operations and funds made available under the new credit facility with Whitehall, will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.

Seasonality

Our business is subject to seasonal variations. Historically, we have realized a quarter of our total revenue and a majority of our net income for the year during the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have an adverse effect on our revenues and our ability to generate a profit. Our quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates or changes in cooperative advertising policies from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

Impact of Inflation

Management does not believe that inflation has had a material adverse effect on our results of operations. However, we cannot predict accurately the effect of inflation on future operating results.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, Management evaluates estimates, including those related to income taxes, inventory allowances, contingencies and to a lesser extent, bad debts. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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


     Revenue Recognition

     For the Company, net sales and operating revenues include items related to normal business operations, including the sale of goods to customers and custom installation revenue. Retail sales are recorded at the time of the sale to the customer. Custom installation revenue, which is comprised of both the sale of products and the labor in connection with the installation of the products, are recorded in accordance with the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The revenue related to the sale of the products is recognized when the product is delivered to the customers. The revenue related to the labor in connection with the installation of the products, is recorded when the service has been performed.

     Inventory

     Inventory is the Company's largest asset class, comprising over 50% of the Company's total assets. The Company's inventory consists of finished goods held for retail sale. Purchase-based volume rebates are credited to inventory or cost of products sold, as appropriate. The Company assesses the market value of its inventory on a regular basis by reviewing, on an item-by-item basis, the realizable value of its inventory; net of specific or general lower of cost or market reserves. If it is management's judgment that the selling price of an item must be lowered below its cost in order for it to be sold, then the carrying value of the related inventory is written down to realizable value. A number of factors would be taken into consideration in assessing realizable value including the quantity on hand, historical sales, technological advances, the existence of a replacement product, and consumer demand and preferences. Depending on market conditions, the actual amount received on sale could differ from management's estimate.

     As a result we have reduced our net inventory value to reflect our estimated amount of inventory with lower of cost or market issues. Our inventory reserve at November 1, 2003 and October 26, 2002 is $130,000 and $130,000, respectively. It is also possible that obsolescence could become a significant issue in the future.

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


     Cash Discounts and Coop Advertising

     We receive cash discounts for timely payment of merchandise invoices and recognize these amounts in our statement of operations as a reduction of cost of sales.

     We also receive substantial funds from our suppliers for coop advertising. These funds are used for advertising purposes and the funds earned are recorded net of advertising expenditures, and are included in selling, general and administrative expenses.

     Accrued expenses

     The Company is constantly required to make estimates of future payments that will be made which relate to the current accounting period. These estimates range from things such as accrued bonuses to estimates of pending litigation claims and income taxes. In establishing appropriate accruals, management must make judgments regarding the amount of the disbursement that will ultimately be incurred. In making such assessments, management uses historical experience as well as any other special circumstances surrounding a particular item. The actual amount paid could differ from management's estimate.

Recent Accounting Pronouncements

Prior to fiscal 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of these standards in fiscal year 2003 did not have a material effect on the Company's financial position or result of operations.

In July 2003, the EITF issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company's financial statements set forth on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company changed its independent public accounting firm in fiscal 2002 from Ernst & Young LLP to BDO Seidman, LLP. There were no disagreements between the Company and Ernst & Young LLP.

Item  9A.   Controls  and  Procedures

Under the supervision and with the participation of the Company's Management, including the President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (November 1, 2003), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting (as required by the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


Part III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance With Section 16(a) of the Securities Exchange Act.

The directors and executive officers of the Company are as follows:

              Name                   Age (1)                            Position
--------------------------------- --------------- ----------------------------------------------------
Michael E. Recca                        53        Chairman and Director
William F. Kenny, III                   72        Director
Jeffrey A. Wurst                        54        Director
Fredric J. Gruder                       57        Director
Nicholas Marshall                       71        Director
Ira J. Lamel                            56        Director
Franklin C. Karp                        50        President and Director
Joseph J. Calabrese                     44        Executive Vice President, Chief Financial Officer,
                                                    Treasurer, Secretary and Director
Michael A. Beck                         45        Vice President of Operations
Roland W. Hiemer                        42        Vice President Merchandising

(1)      As of November 1, 2003.


Michael E. Recca became the Chairman of the Board of Directors of the Company in November 1996. Mr. Recca is also a member and the sole manager of Harvey Acquisition Company, LLC, which is a principal shareholder of the Company. Mr. Recca was an employee of Taglich Brothers, Inc., an NASD registered broker-dealer, through December 31, 1998. Beginning in January 2002 and continuing through April 2002, Mr. Recca was self-employed as a financial restructuring consultant, and in this capacity also associated with NorthStar Capital, LLC, a joint venture with Ruskin Moscou Faltischek, P.C., the Company's corporate counsel. Currently, Mr. Recca is a director of Sky Capital Holdings, LTD, and of several wholly owned subsidiaries of Sky Capital Holdings and the President of Sky Capital, LLC, a wholly owned subsidiary of Sky Capital Holdings, LTD and an NASD broker-dealer. Mr. Recca is also a director of Sky Venture Capital and Sky Capital Ventures, (companies affiliated with Sky Capital Holdings, LTD) and several of their wholly or partially owned subsidiaries

Franklin C. Karp began his career in the retail consumer electronics industry over 25 years ago, working then as a salesman for one of the most successful chain operations in the New York metropolitan area. He held various positions in sales management, purchasing and operations. In 1990, Mr. Karp joined Harvey as Merchandise Manager and later as Vice President in charge of merchandising. Mr. Karp was appointed President of Harvey in 1996.

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

Fredric J. Gruder, has been a director since July 1998. Since December 2001, Mr. Gruder has been a sole practitioner in his own law firm. From July 1999 to December 2001, Mr. Gruder was of counsel to Dorsey & Whitney LLP. From September 1996 to July 1999, he was a partner in the law firm of Gersten, Savage, Kaplowitz & Fredericks, LLP ("Gersten"), which represented Thornwater Company, L.P. ("Thornwater"), representative of the Company's underwriters in the Offering. From March 1996 through September 1996, Mr. Gruder was of counsel to Gersten, having been a sole practitioner from May 1995 through March 1996. From March 1992 until March 1996, Mr. Gruder served as vice president and general counsel to Sbarro, Inc., then a publicly traded corporation which owns, operates, and franchises Italian restaurants. Prior to this time, Mr. Gruder practiced law in New York for over twenty years, specializing in corporate securities and retail real estate.

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

Nicholas A. Marshall has been a director of the Company since May 2003. Since 1998, Mr. Marshall has worked as a consultant and trustee of a family estate. From 1983 - 1997, Mr. Marshall served as a director of the Greater New York
Savings Bank and from 1997-1998 he was an Advisory Board member of Astoria Federal Corporation. Mr. Marshall has over 37 years of experience in investment banking and has held senior executive positions in several asset management firms. Mr. Marshall has a BA degree from Yale University and an MBA from Harvard Business School.

Ira J. Lamel was appointed to the Company's Board and Audit Committee in November 2003. He has been the Executive Vice President and Chief Financial Officer and Treasurer of The Hain Celestial Group, Inc. since October 1, 2001. Mr. Lamel, a certified public accountant, was a partner at Ernst & Young LLP where he served in various capacities from June 1973 to September 2001. Ernst & Young LLP served as the Company's independent auditors until fiscal 2001. Mr. Lamel directed all of Ernst & Young's services to the Company, including the audits of our financial statements, from fiscal 1997 through fiscal 2000.

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

Roland W. Hiemer has been with the Company since 1990. He started with the Company as a salesman and advanced to Senior Sales Manager for the Paramus store in 1991. He was further promoted to Inventory Control Manager in 1991. In 1997, he was promoted to Director of Inventory Control and in 2001, Mr. Hiemer was promoted to Merchandise Manager. In January 2004, Mr. Hiemer was promoted to Vice President of Merchandising. Mr. Hiemer holds a BA in Business Administration from Hofstra University.

Committees of the Board of Directors

The Board of Directors has an Audit Committee and a Compensation and Stock Option Committee.

Audit Committee. The function of the Audit Committee includes making recommendations to the Board of Directors with respect to the engagement of the Company's independent auditors and the review of the scope and effect of the audit engagement. The Company's Audit Committee is governed by a written charter approved by the Board of Directors. William F. Kenny, III, Jeffrey A. Wurst and Fredric J. Gruder were members of the Audit Committee at the beginning of fiscal 2003. Nicholas A. Marshall and Ira J. Lamel replaced Frederic J. Gruder and Jeffrey A. Wurst during fiscal 2003. Ira J. Lamel is the Financial Expert and Chairman of the Audit Committee.

Compensation and Stock Option Committee. The function of the Compensation and Stock Option Committee is to make recommendations to the Board with respect to the compensation of management employees and to administer plans and programs relating to stock options, pension and other retirement plans, employee benefits, incentives, and compensation. Fredric J. Gruder, William F. Kenny, III and Jeffrey A. Wurst were members of the Compensation and Stock Option Committee in fiscal 2003. Nicholas A. Marshall and Ira J. Lamel were added to the Compensation and Stock Option Committee during fiscal 2003.

Code of Ethics

The Company adopted a code of ethics applicable to its President, Chief Financial Officer, Controller and other finance leaders, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. This code of ethics is publicly available at the Company's website. If the Company makes any amendments to this code of ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code of ethics to the Company's President, Chief Financial Officer or Controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11. Executive Compensation.

The following table sets forth the cash compensation paid by the Company, as well as any other compensation paid to or earned by the Chairman of the Company, the President of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the three most recent fiscal years.


Summary Compensation Table

                                                                               Stock
     Name of Individual                                                   Options Granted       Long-Term
   and Principal Position        Year         Salary          Bonus             (1)           Compensation
------------------------------ --------- ----------------- ------------- ------------------- ----------------

Michael E. Recca               2003(2)       $122,000         $ -                -                 $ -
Chairman                       2002          $120,000         $ -              25,000              $ -
                               2001          $120,000         $ -              37,500              $ -

Franklin C. Karp               2003(2)       $163,000        $ 44,000            -                 $ -
President                      2002          $156,000        $109,000          50,000              $ -
                               2001          $147,000        $ 50,000          37,500              $ -

Joseph J. Calabrese            2003(2)       $153,000        $ 41,000            -                 $ -
Executive Vice President       2002          $146,000        $ 88,000          50,000              $ -
Chief Financial Officer,       2001          $138,000        $ 40,000          37,500              $ -
   Treasurer and Secretary

Michael A. Beck                2003(2)       $138,000        $ 41,000            -                 $ -
Vice President of              2002          $131,000        $ 88,000          50,000              $ -
   Operations                  2001          $123,000        $ 40,000          37,500              $ -

Roland W. Hiemer               2003(2)       $94,000         $17,000             -                 $ -
Vice President of              2002          $85,000          $9,000           30,000              $ -
   Merchandising               2001          $80,000         $25,000           22,500              $ -

(1)--See "Stock Option Plan" for related information relating to stock option grants.

(2)--Fiscal 2003 is a fifty-three week year and, as a result, salary amounts include fifty-three weeks of compensation.

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

Roland W. Hiemer's severance agreement provides that in the event the Company is sold or merged with another company, involved in a corporate reorganization, among other things, and Mr. Hiemer is terminated or asked to accept a position other than that of a senior officer requiring similar responsibilities as a result of a reorganization or change in ownership or control, and he declines the new position, the Company or its successor in control will be obligated, and continue to pay him at the same salary and car allowance, if any, he had most recently been earning, plus benefits, for a period of six months.

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

The Compensation Committee believes that the compensation of the Company's executive officers should be influenced by performance. Base salary levels, and any salary increases are approved by the Compensation Committee. In fiscal 2003, 2002 and 2001, additional compensation in the form of cash bonuses and stock options (fiscal 2002 and 2001) were made in accordance with a quarterly and annual bonus plan, as approved by the Compensation Committee. The Compensation Committee believes that the executive officers salaries during these years did not exceed levels in the industry for similarly-sized businesses. For fiscal
2004, the Compensation Committee is considering a revision in the executive bonus plan in an attempt to better reflect achievement of goals to be defined. Severance agreements exist for all executive officers.

Prior to fiscal 2003, stock option grants have been part of the bonus plan for executive officers. The Compensation Committee viewed these option grants as an important component of its long-term, performance-based compensation philosophy. Since the value of an option bears a direct relationship to the Company's stock price, the Compensation Committee believes that options motivate executive officers to manage the Company in a manner that will also benefit shareholders. As such, options were granted, only if performance levels were achieved, at the current market price. One of the principal factors considered in granting options to an executive officer was the executive officer's ability to influence the Company's long-term growth and profitability. As only a limited number of options remain available for grant, no options were granted to executive officers in fiscal 2003.

With respect to the base salary granted to Mr. Karp, the Company's President, the Compensation Committee made a favorable assessment of the Company's actual operating results for fiscal 2003, as compared to the Company's goals and from the performance of Mr. Karp on various accomplishments for fiscal 2003. The Compensation Committee also considered Mr. Karp's relative position as compared to his peers in the industry. Based on these factors, Mr. Karp's salary was increased to $165,000 for fiscal 2004. No stock options were granted to Mr. Karp in fiscal 2003.

In fiscal 2003, no stock options were granted to the Company's executive officers.

Stock Option Plan

In April 1997, the Company adopted a stock option plan, which currently covers 1,000,000 shares of the Common Stock. At November 1, 2003, options currently outstanding aggregating 989,100 and 10,900 options are available for grant. Options may be designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified stock options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company (collectively "Options"). In certain circumstances, the exercise of Options may have an adverse effect on the market price of the Common Stock. The Stock Option Plan was approved by the Company's shareholders in fiscal 1998.

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

The Plan is administered by the Compensation Committee as the Board may establish or designate. The members of the Compensation and Stock Option
Committee are William F. Kenny III, Jeffrey A. Wurst, Fredric J. Gruder, Nicholas A. Marshall and Ira J. Lamel.

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

With respect to the ISOs, in the event that the aggregate fair market value, determined as of the date the ISO is granted, of the shares of Common Stock with respect to which Options granted and all other option plans of the Company, if any, become exercisable for the first time by any optionee during any calendar year exceeds $100,000, Options granted in excess of such limit shall constitute non-qualified stock options for all purposes. Where the optionee of an ISO is a ten (10%) percent shareholder, the Option Price will not be less than 110% of the fair market value of the Company's Common Stock, determined on the date of grant, and the exercise period will not exceed five (5) years from the date of grant of such ISO. Otherwise, the Option Price will not be less than one hundred (100%) percent of the fair market value of the shares of the Common Stock on the date of grant, and the exercise period will not exceed ten (10) years from the date of grant. Options granted under the Plan shall not be transferable other than by will or by the laws of descent and distribution, and Options may be exercised, during the lifetime of the optionee, only by the optionee or by his guardian or legal representative.

In fiscal 2003, no stock options were granted to the Company's executives or directors.

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

No stock options were exercised by executives or directors in fiscal 2003.

Exercise prices for options outstanding as of November 1, 2003, are as follows:

                                                                               Weighted-
                                 Number of                                      Average
                                  Options               Options                Remaining
                               Outstanding at          Exercisable at       Contractual Life
    Exercise Price               Year End             End of Year             in Years
------------------------ ---------------------- ---------------------- ----------------------
        $.8125                    90,000                 90,000                    8
        $.8937                    12,500                 12,500                    8
        $.9375                    90,000                 90,000                    8
         $1.00                    62,625                 62,625                    5
        $1.0313                   25,000                 25,000                    8
         $1.15                    90,000                 90,000                    9
        $1.265                    25,000                 25,000                    4
         $1.35                    90,000                 90,000                    9
        $1.375                    45,000                 45,000                    8
         $1.50                   222,500                222,500                    6
         $1.75                   102,500                102,500                    7
         $1.86                    57,500                 57,500                    7
        $1.925                    12,500                 12,500                    7
         $2.00                     4,975                  4,975                    4
         $3.00                    59,000                 59,000                    4
                         ---------------------- ----------------------
                                 989,100                989,100                    7
                         ====================== ======================



PERFORMANCE GRAPH

The following graph shows a 60-month comparison of the cumulative total return to shareholders for the Company, The Russell 2000 Index and a peer group of substantially larger electronics companies. The graph assumes that the value of investment in the Company's Common Stock and in each index was $100 on October 31, 1998, including the reinvestment of dividends, if any. The Company's fiscal year is either a 52 or 53-week year with the fiscal year ending on the Saturday closest to October 31. All fiscal years presented in the performance graph include 52 weeks, except fiscal 2003, which includes 53 weeks.

[GRAPH OMITTED]



Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of November 1, 2003, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

                Name and Address of                       Title        Amount and Nature of
                  Beneficial Owner                       of Class      Beneficial Ownership     Percentage
----------------------------------------------------- --------------- ------------------------ --------------

Harvey Acquisition Company LLC ("HAC")                    Common              253,932               7.6%
c/o Michael E. Recca
949 Edgewood Avenue
Pelham Manor, NY 10803

Michael E. Recca                                          Common              430,078 (1)          12.3%
949 Edgewood Avenue
Pelham Manor, NY 10803

Matthew and Alicia Larson                                 Common              365,800              11.0%
c/o CIBC 200 Liberty Street
New York, NY 10281

Ronald I. And Joyce L. Heller                             Common              194,900               5.9%
74 Farview Road
Tenafly, New Jersey 07670

Jeffrey A. Wurst                                          Common               46,050 (6)           1.4%
c/o Ruskin Moscou Faltischek P.C.
190 EAB Plaza
Uniondale, NY 11556

William F. Kenny, III                                     Common               53,989 (2)           1.6%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Fredric J. Gruder                                         Common               40,000 (2)           1.2%
775 Park Avenue
Huntington, NY 11753

Nicholas A. Marshall                                      Common                   -0-              -
113 Horseshoe Road
Mill Neck, N Y 11765

Ira J. Lamel                                              Common                   -0-              -
58 South Service Road
Melville, NY 11747

Franklin C. Karp                                          Common              234,500 (3)           6.6%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Joseph J. Calabrese                                       Common              201,702 (4)           5.7%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Michael A. Beck                                           Common              197,500 (4)           5.6%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Roland W. Hiemer                                          Common              107,500 (5)           3.1%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

All Directors and Officers as a group                     Common            1,311,319 (7)          30.3%
(10 Persons)

All Beneficial Owners as a group                          Common            1,872,019 (7)          43.2%

(1) Includes shares owned by HAC, of which Mr. Recca is a member and the sole manager, plus options to purchase up to 160,000 shares of the Company's Common Stock which are exercisable at an exercise price of between $.8937-$1.925 per share.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and NASDAQ. In addition, officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended November 1, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were fully satisfied, except that William F. Kenny, III filed a Form 4 late on October 1, 2003.

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

From January 2001 to April 2002, Mr. Recca had also been a principal of NorthStar Capital, LLC which was a joint venture between certain of the partners of Ruskin Moscou Faltischek, P.C. ("Ruskin"), the Company's corporate counsel and Mr. Recca. Since April 2002, Mr. Recca has been a director of Sky Capital Holdings, LTD, and of several wholly owned subsidiaries of Sky Capital Holdings, and the President of Sky Capital, LLC, a wholly owned subsidiary of Sky Capital Holdings, LTD and a NASD broker-dealer. Mr. Recca is also a director of Sky Venture Capital and Sky Capital Ventures and several of their wholly or partially owned subsidiaries.

Jeffrey A. Wurst, Director, is also a Senior Partner with Ruskin. At November 1, 2003 and October 26 2002, the Company had amounts payable to Ruskin of approximately $49,000 and $26,000, respectively. The Company also paid legal fees to Ruskin of $95,000, $81,000 and $64,000, in fiscal years 2003, 2002 and 2001, respectively.

Dividends paid to preferred stockholders aggregated $70,000, $74,000, and $108,000 for fiscal years 2003, 2002 and 2001, respectively.

Item 14. Principal Accounting Fees and Services

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO Seidman, LLP rendered during fiscal years 2003 and 2002:

                                      2003                       2002
                                      ----                       ----

  Audit Fees                      $  60,000                $  55,000

  Audit - Related Fees            $  16,050(1)             $   7,500(2)

  Tax Fees                        $    -                   $    -

  All Other Fees                  $    -                   $    -
                           ------------------------    -----------------------

       Total                      $   76,050                  $   62,500
                           ========================    =======================

(1) For fiscal 2003, services provided under this category consist of $8,550 for services related to a mid-year inventory observation and research regarding the affect of a change in the Company's year-end and $7,500 for consultation relating to accounting and SEC issues.

(2) For fiscal 2002, services provided under this category consist of $7,500 for consultation relating to accounting and SEC issues.


Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)--List of Financial Statements and Financial Statement Schedule and Exhibits:

(1) List of Financial Statements:

    Balance Sheets - November 1, 2003 and October 26, 2002

    Statements of Operations - Fiscal years ended November 1, 2003, October 26, 2002 and October 27, 2001

    Statements of Shareholders' Equity - Fiscal years ended November 1, 2003, October 26, 2002 and October 27, 2001

    Statements of Cash Flows - Fiscal years ended November 1, 2003, October 26, 2002, and October 27, 2001

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

10.17--Investor relations agreement with Porter, LeVay & Rose

(viii)--The following exhibits are hereto incorporated by reference to the Company's Form 10KSB dated October 27, 2001:

10.6.3--Modification of Lease between the Company and Service Realty Company

10.6.4--First Amendment of Lease between the Company and 205 Associates

(ix) --The following exhibits are hereto incorporated by reference to the Company's Form 10K dated October 26, 2002:

10.6.5--Lease Extension Agreement between the Company and Sprout Development Co.

10.6.6--Second Amendment of lease between the Company and 205 Chubb Avenue, LLC

(x) --The following exhibits are hereby incorporated by reference to the corresponding exhibits filed with the Company's Form 8-K dated November 25, 2003:

10.18--Loan and Security Agreement by and between Harvey Electronics, Inc. and Whitehall Retail Finance, a division of Whitehall Business Credit Corporation, dated November 21, 2003.

10.19--Trademark Security Agreement by and between Harvey Electronics, Inc. and Whitehall Retail Finance, a division of Whitehall Business Credit Corporation, dated November 21, 2003.

10.20--Repurchase Agreement by and among Bang & Olufsen America, Inc., Whitehall Retail Finance, a division of Whitehall Business Credit Corporation and Harvey Electronics, Inc., dated November 21, 2003.

(xi) --The following exhibits are annexed hereto:

10.6.7 - Renewal of License Agreement with ABC Home Furnishings, Inc.

14.1 --Code of Ethics

23. --Consent of BDO Seidman, LLP

23.1--Consent of Ernst and Young, LLP

31.1--Certification - President

31.2--Certification - CFO

32.1--Certification - President

32.2--Certification - CFO

(b) --Reports on Form 8-K:

On October 10, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing it had received notice from NASDAQ that its Common Stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by the NASDAQ SmallCap Market.

On November 25, 2003, the Company filed Form 8-K with the Securities and Exchange Commission, announcing the successful closing of a new $7.5 million credit facility with Whitehall Retail Finance.



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

Dated: January 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

             Signature                                     Title                                Date
             ---------                                     -----                                ----

/s/ Franklin C. Karp                  President and Director                            January 30, 2004
-------------------------------------
    Franklin C. Karp

/s/ Joseph J. Calabrese               Executive Vice President, Chief Financial         January 30, 2004
------------------------------------- Officer, Treasurer, Secretary and Director
    Joseph J. Calabrese


/s/ Michael E. Recca                  Chairman and Director
-------------------------------------
    Michael E. Recca

/s/ William F. Kenny, III             Director
-------------------------------------
    William F. Kenny, III

/s/ Fredric J. Gruder                 Director
-------------------------------------
    Fredric J. Gruder

/s/ Jeffrey A. Wurst                  Director
-------------------------------------
    Jeffrey A. Wurst

/s/ Nicholas A. Marshall              Director
-------------------------------------
    Nicholas A. Marshall

/s/ Ira J. Lamel                      Director
-------------------------------------
    Ira J. Lamel




Item 8. Financial Statements and Supplementary Data

                            Harvey Electronics, Inc.

               Index to Financial Statements and Supplemental Data


Report of Independent Certified Public Accountants.................................................    F-2

Report of Independent Auditors.....................................................................    F-3

Balance Sheets--November 1, 2003 and October 26, 2002..............................................    F-4

Statements of Operations--Fiscal years ended November 1, 2003, October 26, 2002
   and October 27, 2001............................................................................    F-5

Statements of Shareholders' Equity--Fiscal years ended November 1, 2003,
   October 26, 2002 and October 27, 2001...........................................................    F-6

Statements of Cash Flows--Fiscal years ended November 1, 2003,
   October 26, 2002 and October 27, 2001...........................................................    F-7

Notes to Financial Statements...................................................................... F-8-27

The following financial statement schedule of Harvey Electronics, Inc. is included as supplementary data:

Schedule II - Valuation and Qualifying Accounts....................................................   F-28

Report of Independent Certified Public Accountants.................................................   F-29


               Report of Independent Certified Public Accountants



The Board of Directors and Shareholders
Harvey Electronics, Inc.


We have audited the accompanying balance sheets of Harvey Electronics, Inc. as of November 1, 2003 and October 26, 2002, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvey Electronics, Inc. as of November 1, 2003 and October 26, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective October 27, 2002, the Company adopted Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets.

/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP

Melville, New York

December 23, 2003




                         Report of Independent Auditors



The Board of Directors and Shareholders
Harvey Electronics, Inc.


We have audited the accompanying statements of operations, shareholders' equity and cash flows of Harvey Electronics, Inc. for the year ended October 27, 2001. Our audit also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Harvey Electronics, Inc. for the year ended October 27, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                   /s/ Ernst & Young LLP
                                                   ---------------------
Melville, New York
December 28, 2001



                            Harvey Electronics, Inc.
                                 Balance Sheets
                                                                          November 1,        October 26,
                                                                              2003              2002
                                                                         --------------- -----------------
Assets
Current assets:
   Cash and cash equivalents                                                    $16,000           $15,990
   Accounts receivable, less allowance of $20,000 and $20,000                   751,293           634,663
   Inventories                                                                7,416,978         6,804,161
   Prepaid expenses and other current assets                                    177,394           212,692
                                                                         --------------- -----------------
Total current assets                                                          8,361,665         7,667,506
                                                                         --------------- -----------------
Property and equipment:
   Leasehold improvements                                                     3,640,023         3,363,928
   Furniture, fixtures and equipment                                          2,103,964         1,941,765
   Internet website                                                             456,870           441,670
                                                                         --------------- -----------------
                                                                              6,200,857         5,747,363
   Less accumulated depreciation and amortization                             3,433,969         2,730,164
                                                                         --------------- -----------------
                                                                              2,766,888         3,017,199
Equipment under capital leases, less accumulated amortization
  of $384,706 and $382,537                                                       13,115            62,023
Goodwill                                                                        125,000           125,000
Reorganization value in excess of amounts allocable to identifiable
  assets                                                                        791,440           986,440
 Other assets, less accumulated amortization of $248,769 and
   $183,794                                                                     266,498           293,297
                                                                         --------------- -----------------
Total assets                                                                $12,324,606       $12,151,465
                                                                         =============== =================
Liabilities and shareholders' equity
Current liabilities:
  Revolving line of credit facility                                          $        0        $3,119,493
  Trade accounts payable                                                      2,280,019         2,274,833
  Customer deposits                                                           1,693,263         1,484,237
  Accrued expenses and other current liabilities                              1,310,278         1,293,207
  Income taxes                                                                  104,500            50,200
  Cumulative Preferred Stock dividends payable                                   23,432            23,432
  Current portion of capital lease obligations                                        0            22,420
                                                                         --------------- -----------------
Total current liabilities                                                     5,411,492         8,267,822
                                                                         --------------- -----------------

Long-term liabilities:
  Revolving line of credit facility                                           2,725,603                 0
  Deferred rent                                                                 242,737           155,615
                                                                          --------------- -----------------
Total long-term liabilities                                                   2,968,340           155,615
                                                                         --------------- -----------------

Commitments and contingencies
Shareholders' equity:
   8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
   authorized 10,000 shares; issued and outstanding 827 shares (aggregate liquidation preference--$827,000)

                                                                                379,982           379,982
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
issued and outstanding 3,324,525 shares                                          33,245            33,245
  Additional paid-in capital                                                  7,601,305         7,601,305
  Accumulated deficit                                                       (4,069,758)       (4,286,504)
                                                                         --------------- -----------------
Total shareholders' equity                                                    3,944,774         3,728,028
                                                                         --------------- -----------------
Total liabilities and shareholders' equity                                  $12,324,606       $12,151,465
                                                                         =============== =================

See accompanying notes to financial statements.




                            Harvey Electronics, Inc.
                            Statements Of Operations

                                                             Fifty-three Weeks        Fifty- two Weeks           Fifty- two Weeks
                                                                   Ended                    Ended                      Ended
                                                                November 1,             October 26,                October 27,
                                                                    2003                    2002                       2001
                                                          ------------------------- --------------------- --------------------------

Net sales                                                              $42,448,216           $41,326,577           $36,606,206
Interest and other income                                                   72,677               116,021                82,917
                                                          ------------------------- --------------------- --------------------------
                                                                        42,520,893            41,442,598            36,689,123
                                                          ------------------------- --------------------- --------------------------

Cost of sales                                                           25,140,486            24,973,269            22,471,054
Selling, general and administrative expenses                            16,555,451            15,806,022            15,128,410
Interest expense                                                           342,915               358,836               339,894
                                                          ------------------------- --------------------- --------------------------
                                                                        42,038,852            41,138,127            37,939,358
                                                          ------------------------- --------------------- --------------------------

Income (loss) before income taxes                                          482,041               304,471           (1,250,235)
Income taxes                                                               195,000               124,000                    0
                                                          ------------------------- --------------------- --------------------------
Net income (loss)                                                          287,041               180,471           (1,250,235)

Preferred Stock dividend requirement                                        70,295                72,777               74,376
                                                          ------------------------- --------------------- --------------------------
Net income (loss) applicable to Common Stock                              $216,746              $107,694           ($1,324,611)
                                                          ========================= ===================== ==========================

Net income (loss) per share applicable to common shareholders:

  Basic                                                                      $0.07                 $0.03             ($0.40)
                                                          ========================= ===================== ==========================
  Diluted                                                                    $0.06                 $0.03             ($0.40)
                                                          ========================= ===================== ==========================

Shares used in the calculation of net income (loss) per common share:

  Basic                                                                  3,324,525             3,297,827            3,282,833
                                                          ========================= ===================== ==========================
  Diluted
                                                                         3,866,415             3,907,401            3,282,833
                                                          ========================= ===================== ==========================
See accompanying notes to financial statements.


                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity


                                                                                     Additional                           Total
                                     Preferred Stock            Common Stock           Paid-in       Accumulated      Shareholders'
                                  ----------------------- -------------------------
                                   Shares      Amount        Shares       Amount       Capital         Deficit           Equity
                                  --------- ------------- ------------- ----------- -------------- ---------------- ---------------
Balance at October 28, 2000            875      $402,037     3,282,833     $32,828     $7,481,667     $(3,069,587)      $ 4,846,945
   Net loss for the year                 -             -             -           -              -      (1,250,235)      (1,250,235)
   Recorded value of Common
   Stock warrants granted                -             -             -           -         98,000                -           98,000
   Preferred Stock dividend              -             -             -           -              -         (74,376)         (74,376)
                                  --------- ------------- ------------- ----------- -------------- ---------------- ----------------
Balance at October 27, 2001            875       402,037     3,282,833      32,828      7,579,667      (4,394,198)        3,620,334
   Net income for the year               -             -             -           -              -          180,471          180,471
   Preferred Stock dividend              -             -             -           -              -         (72,777)         (72,777)
   Conversion of Preferred Stock
     to Common Stock                  (48)      (22,055)        38,920         389         21,666                -                0
   Exercise of cash-less
     Common Stock warrant                -             -         2,772          28           (28)                -                0
                                  --------- ------------- ------------- ----------- -------------- ---------------- ----------------
 Balance at October 26, 2002           827       379,982     3,324,525      33,245      7,601,305      (4,286,504)        3,728,028
  Net income for the year                -             -             -           -              -          287,041          287,041
  Preferred Stock dividend               -             -             -           -              -         (70,295)         (70,295)
                                  --------- ------------- ------------- ----------- -------------- ---------------- ----------------
Balance at November 1, 2003            827      $379,982     3,324,525     $33,245     $7,601,305     ($4,069,758)       $3,944,774
                                  ========= ============= ============= =========== ============== ================ ================

See accompanying notes to financial statements.



                             Harvey Electronics, Inc
                            Statements of Cash Flows

                                                                Fifty Three Weeks         Fifty-Two Weeks          Fifty Two Weeks
                                                                      Ended                    Ended                    Ended
                                                                 November 1, 2003         October 26, 2002        October 27, 2001
                                                          ------------------------- ----------------------- ------------------------
Operating activities
Net income (loss)                                                         $287,041                $180,471          ($1,250,235)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                          795,388                 916,873             989,055
    Income tax equivalent provision                                        195,000                 124,000                -
    Straight-line impact of rent escalations                                87,122                     955            (21,556)
    Miscellaneous                                                         (24,701)                (14,473)             (5,464)
    Changes in operating assets and liabilities:
      Accounts receivable                                                (116,630)                (50,758)            (105,808)
      Allowance for bad debts                                                    -                 (5,000)                -
      Inventories                                                        (574,257)                (17,901)            (168,729)
      Prepaid expenses and other current assets                             42,439                   1,578             (8,708)
      Trade accounts payable                                                 5,186               (659,035)            (95,782)
      Customer deposits                                                    209,026                (37,923)             491,920
      Accrued expenses, other current liabilities
        and income taxes                                                    64,230                 282,125            (88,057)
                                                          ------------------------- ----------------------- ------------------------
Net cash provided by (used in) operating activities                        969,844                 720,912            (263,364)
                                                          ------------------------- ----------------------- ------------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                           (454,554)               (220,845)           (1,661,398)
Internet website development                                              (15,200)                (16,040)            (73,032)
Purchases of other assets                                                 (13,475)                 (9,140)              (563)
Security deposits-net                                                            -                  11,935                -
Note receivable-officer                                                          -                       -              7,500
                                                          ------------------------- ----------------------- ------------------------
Net cash used in investing activities                                    (483,229)               (234,090)           (1,727,493)
                                                          ------------------------- ----------------------- ------------------------
Financing activities
Net (payments) proceeds from revolving credit facility                   (393,890)               (322,527)            2,374,311
Preferred Stock dividends paid                                            (70,295)                (74,151)            (107,603)
Principal payments on note payable                                               -                (21,985)            (10,374)
Principal payments on capital lease obligations                           (22,420)                (80,505)            (197,514)
Commitment fee from increased revolving credit facility                          -                       -            (75,000)
                                                          ------------------------- ----------------------- ------------------------
Net cash (used in) provided by financing activities                      (486,605)               (499,168)            1,983,820
                                                          ------------------------- ----------------------- ------------------------
Increase (decrease) in cash and cash equivalents                                10                (12,346)             (7,037)
Cash and cash equivalents at beginning of year                              15,990                  28,336             35,373
                                                          ------------------------- ----------------------- ------------------------
Cash and cash equivalents at end of year                                   $16,000                 $15,990             $28,336
                                                          ========================= ======================= ========================
Supplemental cash flow information:
Interest paid                                                             $347,000                $361,000            $302,000
                                                          ========================= ======================= ========================
Taxes paid                                                                 $17,000                  $6,000             $17,000
                                                          ========================= ======================= ========================
See accompanying notes to financial statements.

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company is a specialty retailer and custom installer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Operations of the Company consist solely of this single segment. The Company's fiscal year ends the Saturday closest to October 31. The fiscal year ended November 1, 2003 consists of 53 weeks and the fiscal years ended October 26, 2002 and October 27, 2001 each consist of 52 weeks.

Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand.

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the financial statements and accompanying notes. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and does not believe that any change in those assumptions would have a significant effect on the financial position or results of operations. Actual results could differ from those estimates.

Revenue Recognition

For the Company, net sales and operating revenues include items related to normal business operations, including the sale of goods to customers and custom installation revenue. Retail sales are recorded at the time of the sale to the customer. Custom installation revenue, which is comprised of both the sale of products and the labor in connection with the installation of the products, are recorded in accordance with the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The revenue related to the sale of the products is recognized when the product is delivered to the customers. The revenue related to the labor in connection with the installation of the products, is recorded when the service has been performed. The amount representing labor, for all years presented is less than 9% of revenues, and accordingly has been included in net sales.

In addition, the Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. The net amount earned on these sales, which is not significant, is recorded in net sales, in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."


Long-Lived Assets

Property and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets. Amortization of improvements to leased properties is based upon the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. The Company evaluates the periods of amortization continually in determining whether events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives.

When conditions indicate a need to evaluate recoverability, SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that the Company (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset.

Store Opening Costs

Costs of a non-capital nature incurred prior to store openings are expensed as incurred. There were no store openings in 2003 or 2002. In fiscal 2001, a store was opened in Eatontown, NJ.

Stock-Based Compensation

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to disclose the pro forma net income (loss) per share for employee stock option grants made beginning in fiscal 1997 as if such method had been used to account for stock-based compensation costs described in SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123.

For the purpose of determining the disclosures required by SFAS No. 123, the fair value of the options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal years 2002 and 2001: risk-free interest rate ranging from 4.44%-5.02% and 4.88%-5.47%, respectively; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of 1.00 and 0.938, respectively; and a weighted-average expected life of the options of 9.39 years and 7 years, respectively. F-9 Had compensation cost for stock option grants during the fiscal years 2003, 2002 and 2001 been determined under the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:


                                                           Fiscal 2003          Fiscal 2002         Fiscal 2001
                                                           -----------          -----------         -----------
Net income (loss) as reported                               $216,746             $107,694          $(1,324,611)
Stock-based employee compensation expense
determined under the fair value method                             -             (227,000)            (224,000)
                                              -------------------------------------------------------------------
Pro forma net income (loss)                                 $216,746            $(119,306)         $(1,548,611)
                                              -------------------------------------------------------------------
Net Income (loss) per share applicable
 to common stock:
Basic                                                          $.07                $ .03                 $(.40)
Less compensation expense determined under
the fair value method                                             -                 (.07)                 (.07)
Adjusted basic net income(loss) per share                      $.07                $(.04)                $(.47)
                                              -------------------------------------------------------------------
Net Income (loss) per share applicable
 to common stock:
Diluted                                                         $.06                  $.03                $(.40)
Less compensation expense determined under
the fair value method                                              -                 (.07)                (.07)
                                              -------------------------------------------------------------------
Adjusted diluted net income(loss) per share
                                                                $.06                $(.04)                $(.47)
                                              -------------------------------------------------------------------

Inventories

Inventories, consisting of finished goods, are stated at the lower of cost (average-cost method, which approximates the first-in, first-out method) or market value.


Internet Website

The Company follows the provisions of EITF 00-2, "Accounting for Website Development Costs," which provides guidance on how an entity should account for website development costs. In accordance with EITF 00-2, costs incurred in the website application and infrastructure development stage relating to the acquisition or development of software or the development of graphics for internal use, should be accounted for under the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and capitalized. As such, and in accordance with SOP 98-1, the Company capitalized approximately $15,000, $26,000, and $73,000 for fiscal years 2003, 2002 and 2001, respectively, relating to the development of its website. These costs are being amortized on a straight-line basis over a period of one to three years.

Income Taxes

The Company follows the liability method in accounting for income taxes as described in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (see
Note 5).

Income (Loss) Per Share

Basic and diluted income (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted income (loss) per common share for the fiscal years ended November 1, 2003, October 26, 2002 and October 27, 2001 were computed based on the weighted-average number of common shares outstanding. Common equivalent shares relating to stock options aggregating 38,970 and 88,476, were included in the weighted average number of common shares outstanding for fiscal 2003 and 2002, respectively for the diluted earnings per share computation. No common equivalent shares relating to stock options or warrants were included in the weighted average number of shares outstanding for the basic or diluted loss per share computation for fiscal year 2001 as their effect was anti-dilutive.

Commencing January 1, 2001, the conversion price of the Company's preferred stock was $1.2333. In June 2002, 48 shares of preferred stock were converted to 38,920 shares of the Company's Common Stock by a preferred shareholder. As a result, 13,969 shares of Common Stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for fiscal 2002. Common equivalent shares of 502,920 in fiscal 2003, relating to the conversion of the remaining outstanding preferred stock, were included in the weighted average number of common shares outstanding for the diluted earnings per share calculation. Common equivalent shares (670,559 in fiscal 2002 and 709,479 in fiscal 2001), relating to the conversion of the remaining outstanding preferred stock, were not included in the weighted average number of common shares outstanding of the diluted earnings per share calculation, as their effect was antidilutive.

In June 2002, 15,000 warrants to purchase the Company's Common Stock were exchanged for 2,772 shares of Common Stock, effected under a cash-less exercise. As a result, 1,025 shares were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for fiscal 2002.

Options and warrants aggregating 931,637, 3,066,457 and 3,361,233, were excluded from the computation for fiscal years 2003, 2002 and 2001, respectively, as their effect would have been antidilutive.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values principally because of the short-term nature of these items. The carrying value of borrowings under the revolving line of credit facility approximate fair value, due to its variable market interest rates.

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

Advertising Expense

In accordance with EITF 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" ("EITF 02-16") which addresses how and when to reflect consideration received from suppliers in the financial statements, the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the years ended November 1, 2003, October 26, 2002 and October 27, 2001 was approximately $366,000, $632,000 and $1,206,000, respectively. Prepaid advertising for print advertisements not run and broadcast advertisements not aired at November 1, 2003 and October 26, 2002 was approximately $29,000 and $29,000, respectively.

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

The reorganization value of the Company was determined based on the consideration received from Harvey Acquisition Company LLC (HAC) to obtain its principal ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock (see Note 5). Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity Capital Partners, L.P., a pre-reorganization subordinated secured debtholder, as authorized by the Court, for an approved finder's fee. The excess of the reorganization value over the fair value of net assets and liabilities ($791,440 and $986,440 at November 1, 2003 and October 26, 2002, respectively) is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and was amortized over a 25-year period, prior to the adoption of SFAS No. 142 (see below) in fiscal 2003 where no amortization was recorded. Amortization expense of $54,000 and $60,000 was recorded for fiscal years 2002 and 2001, respectively.

The Company follows the provisions of Financial Accounting Standards Board Statements of Financial Accounting Standards ("SFAS") SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS 142.

Effective with the adoption of SFAS No. 141 and 142 in the beginning of the first quarter of fiscal 2003, both goodwill and the Company's other intangible asset, reorganization value in excess of amounts allocable to identifiable assets, are no longer amortized but are instead subject to an annual impairment test. Other intangible assets continue to be amortized over their estimated useful lives.

In the second quarter of fiscal 2003, the Company engaged a qualified independent firm, to perform a valuation of the Company and to prepare the necessary goodwill impairment analysis. After completion, this independent firm found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset is tested annually to identify if impairment has occurred.

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and reorganization value in excess of the amounts allocable to identifiable assets as of October 27, 2002. The following table presents the effect of adoption of SFAS No. 142 on the reported net income or loss of the Company on a comparable basis:

                                                             Fiscal 2003        Fiscal 2002        Fiscal 2001
                                                             -----------        -----------        -----------
Net income (loss) applicable to Common
 Stock                                                       $216,746           $107,694           ($1,324,611)
Add back goodwill amortization                                   -                60,000                60,000
                                                             -----------        -----------        -----------
Adjusted net income (loss)                                   $216,746           $167,694           ($1,264,611)
                                                             ===========        ===========        ===========
Diluted net income (loss) per share:
   Net income (loss)                                         $    .06           $     .03          $      (.40)
   Goodwill amortization                                         -                    .01                  .02
                                                             -----------        -----------        -----------
   Adjusted diluted net income (loss)
     per share                                               $    .06           $      .04         $      (.38)
                                                             ===========        ===========        ===========

Reclassification

Certain items in the fiscal 2002 and 2001 financial statements have been reclassified to conform to fiscal 2003 presentation.


Recent Accounting Pronouncements

Prior to fiscal 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of these standards in fiscal year 2003 did not have a material effect on the Company's financial position or result of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's financial position and results of operations.

In July 2003, the EITF issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's financial position or results of operations.

2. New Revolving Line of Credit Facility

In fiscal 1998, the Company entered into a three-year revolving line of credit facility with Paragon Capital L.L.C., currently Wells Fargo Retail Finance ("Wells Fargo"), whereby the Company could borrow up to $3,300,000 based upon a lending formula (as defined) calculated on eligible inventory.

In fiscal 2000, the Company entered into a Second Amendment to its revolving line of credit facility ("Amended Agreement") with Wells Fargo. The Amended Agreement included a three-year extension enabling the Company to borrow up to $3,500,000 based upon a lending formula calculated on eligible inventory, as defined. Additionally, the Amended Agreement provided for an annual facility fee of $17,500 and maintenance fees of $1,500 per month.

In fiscal 2001, the Company entered into the Third Amendment to its revolving line of credit facility ("Third Amended Agreement"). The Third Amended Agreement increased the amount available under the credit facility to $7.0 million, again based on a lending formula calculated on eligible inventory, as defined, and extended the credit facility through November 30, 2003. The new interest rate on all borrowings was fixed at one percent (1%) over the prime rate with a minimum interest rate of 8%. However, effective January 1, 2002, the minimum interest rate was reduced to 6.5% and was in effect throughout fiscal 2003. A commitment fee of $75,000 (amortized over three years) was also paid by the Company in fiscal 2001. Wells Fargo had a senior security interest in all of the Company's assets. The amended line of credit facility provided Wells Fargo with rights of acceleration upon the occurrence of certain customary events of default including, among others, the event of bankruptcy. The line of credit facility also contained certain financial covenants. As the credit facility was paid down on November 21, 2003, no covenant calculations were required at November 1, 2003.

In connection with the issuance and extension of the line of credit facility, Wells Fargo had received 225,000 warrants to purchase the Company's Common Stock at exercise prices of between $2.00 - $5.50. These warrants expired November 21, 2003, simultaneous to the satisfaction and termination of the Wells Fargo credit facility. In accordance with EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded the fair value of the warrants ($75,000) in fiscal 2001 (net book value of $27,000 included in Other Assets in the accompanying balance sheet as of October 26, 2002), which was amortized over a three-year period.

On November 21, 2003, the Company entered into a new five-year $7.5 million credit facility with Whitehall Retail Finance ("Whitehall"), a division of Whitehall Business Credit Corporation, a subsidiary of Connecticut based Webster Bank. This new credit facility replaced the line of credit facility with Wells Fargo. Under the new credit facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible credit card receivables and inventory, less certain reserves, as defined. The Whitehall credit facility expires November 21, 2008.

The interest rate on all borrowings under the new credit facility is 0.25% over Webster Bank's prime rate (4.25% at November 1, 2003) or LIBOR plus 2.75%, at the Company's option. The Company agreed to pay Whitehall a $25,000 commitment fee, payable in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company will also pay Whitehall a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility. Simultaneously, with the closing of the Whitehall credit facility, the Company paid all outstanding amounts due to Wells Fargo, aggregating $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

In connection with the new credit facility, the Company granted Whitehall a senior security interest in all of the Company's assets. The credit facility provides Whitehall with rights of acceleration upon the occurrence of certain customary events of default. The Company is restricted from paying dividends on its Common Stock, retiring or repurchasing its Common Stock and entering into additional indebtedness (as defined).

Pursuant to the new credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain monthly and quarterly levels of earnings before interest, taxes, depreciation and amortization.
Additionally, the Company's annual capital expenditures cannot exceed a predetermined amount.

As the new credit facility expires in five years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at November 1, 2003 ($2,726,000), under the new credit facility as a long-term liability.

3. Stock-Based Compensation

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

Common equivalent shares relating to stock options aggregating 38,970 and 88,476 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for fiscal years 2003 and 2002. Common equivalent shares for fiscal 2001 were not included, as their effect was antidilutive.

In fiscal 2003, no stock options were granted.

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

In fiscal years 2002 and 2001, the Company granted 197,500 and 262,500 shares of Common Stock, respectively, for issuance in connection with stock options. The following table summarizes activity in stock options during fiscal 2003, 2002 and 2001:


                                                                                             Weighted-
                                              Shares            Shares Under Option           Average
                                                          --------------------------------
                                          Available for     Option Price      Number of       Exercise
                                             Granting        per Share         Shares          Price
                                          --------------- ----------------- -------------- ---------------
   Balance at October 28, 2000                15,050                            524,950        $1.68
      2001 Stock option grants               262,500
      Granted--November 29, 2000             (45,000)          $1.375            45,000        $1.375
      Granted--December 28, 2000            (102,500)      $.8125-$.8937        102,500       $  .82
      Granted--March 12, 2001               (115,000)      $.9375-$1.0313       115,000       $  .96
      Forfeited                                2,175        $1.00-$3.00          (2,175)       $2.13
                                          ---------------                   --------------
    Balance at October 27, 2001               17,225                            785,275        $1.44
      2002 Stock option grants               197,500
      Granted - March 5, 2002               (115,000)       $1.15-$1.265        115,000        $1.175
      Granted - May 30, 2002                 (90,000)          $1.35             90,000        $1.35
      Forfeited                                1,175        $1.00-$2.00          (1,175)       $1.574
                                          ---------------                   --------------
     Balance at October 26, 2002              10,900                            989,100        $1.416
   2003 Stock option grants                        -               -                 -              -
      Granted                                      -               -                 -              -
      Forfeited                                    -               -                 -              -
                                          ---------------                   --------------
     Balance at November 1, 2003              10,900                            989,100        $1.416
                                              ======                            =======

At November 1, 2003, October 26, 2002 and October 27, 2001, all outstanding options are exercisable. The weighted-average fair value of options granted during the fiscal years ended October 26, 2002 and October 27, 2001 was $1.11 and $.76, respectively.


Exercise prices for options outstanding as of November 1, 2003, are as follows:

                                 Number of                                 Weighted-Average
                                  Options               Options                Remaining
                              Outstanding at         Exercisable at        Contractual Life
    Exercise Price               Year End             End of Year              in Years
------------------------ ---------------------- ---------------------- ----------------------
        $.8125                    90,000                 90,000                    8
        $.8937                    12,500                 12,500                    8
        $.9375                    90,000                 90,000                    8
         $1.00                    62,625                 62,625                    5
        $1.0313                   25,000                 25,000                    8
         $1.15                    90,000                 90,000                    9
        $1.265                    25,000                 25,000                    4
         $1.35                    90,000                 90,000                    9
        $1.375                    45,000                 45,000                    8
         $1.50                   222,500                222,500                    6
         $1.75                   102,500                102,500                    7
         $1.86                    57,500                 57,500                    7
        $1.925                    12,500                 12,500                    7
         $2.00                     4,975                  4,975                    4
         $3.00                    59,000                 59,000                    4
                         ---------------------- ----------------------
                                 989,100                989,100                    7
                         ====================== ======================

At November 1, 2003 and October 26, 2002, the Company has reserved shares of Common Stock for issuance under Common Stock options, warrants and preferred stock of approximately 1,019,000 and 3,780,000, respectively.

4.  8.5% Cumulative Convertible Preferred Stock

The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors, in whole or in part, at face value plus any accrued dividends. The carrying value of the Preferred Stock is $379,982 at November 1, 2003 and October 26, 2002.

In the event of liquidation of the Company, the holders of the Preferred Stock shall receive preferential rights and shall be entitled to receive an aggregate liquidation preference of $827,000 plus any outstanding dividends, prior to any distributions to common shareholders. The holders of the Preferred Stock shall receive a semiannual 8.5% cumulative dividend ($85 per share or $70,295 annually), payable on the last business day in June and December.

Commencing on January 1, 2001, the Preferred Stock is convertible at $1.2333 or 709,479 shares of Common Stock (calculated from the average closing price of the Company's Common Stock for the preceding 45-day trading period). 875 shares of Preferred Stock were originally issued by the Company. In June 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's Common Stock by a preferred shareholder. At November 1, 2003 and October 26, 2002, 827 shares of Preferred Stock were issued and outstanding. The Company's remaining Preferred Stock is convertible into 670,559 shares of Common Stock.

Cumulative Preferred Stock dividends payable of $23,432 are outstanding and classified as a current liability at both November 1, 2003 and October 26, 2002. Dividends aggregating $70,295, $72,777 and $74,376 were recorded as a charge to accumulated deficit in fiscal years 2003, 2002 and 2001, respectively.

5. Income Taxes

Fresh Start Accounting requires the Company to report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. The current and future year benefit related to the carryforward is not reflected in net income, but instead is recorded as an adjustment to reorganization value in excess of amounts allocable to identifiable assets. During the year ended November 1, 2003 and October 26, 2002, the Company recorded an income tax equivalent provision of $195,000 and $124,000, respectively, and reduced Reorganization Value in Excess of Amounts Allowable to Identifiable Assets by the same amount. There was no provision (benefit) for income taxes during the year ended October 27, 2001. The income tax equivalent provisions did not materially affect the Company's tax liability.

The provision for income taxes for the years ended November 1, 2003, October 26, 2002, and October 27, 2001 consists of the following:

                             November 1, 2003     October 26, 2002     October 27, 2001
                             ----------------     ----------------     ----------------
Current:
Federal                     $      -              $       -            $        -
State                              -                      -                     -
Equivalent tax expense          195,000                124,000                  -
                             ----------------     ----------------     ----------------
                                195,000                124,000                  -
Deferred                           -                      -                     -
                             ----------------     ----------------     ----------------
                               $195,000               $124,000          $       -
                            =================     ================     ================


The effective income tax rate differed from the Federal statutory rate as follows:

                                               Year Ended                   Year Ended                 Year Ended
                                            November 1, 2003             October 26, 2002          October 27, 2001
                                        ------------- ------------- -------------- ----------- ------------- ----------
                                           Amount          %          Amount           %          Amount         %
                                        ------------- ------------- -------------- ----------- ------------- ----------
Federal income tax provision
   (benefit) at statutory rate            $164,000      34.0%        $104,000       34.0%       $(425,000)    (34.0%)
State income taxes, net of Federal
   benefit                                  33,000       6.8           23,000        7.6          (55,000)     (4.4)
Nondeductible reorganization
   amortization                               -           -            18,000        5.9           20,000       1.6
Operating losses not currently
   deductible                                 -           -              -            -           453,000      36.2
Other, net                                   9,000       1.9            5,000        1.6            7,000        .6
Benefit from post reorganization
   temporary differences on tax
   equivalent provision                    (11,000)     (2.3)         (26,000)      (8.3)            -           -
                                        ------------- ------------- -------------- ----------- ------------- ----------
                                        ------------- ------------- -------------- ----------- ------------- ----------
                                          $195,000      40.4%        $124,000       40.8%       $0            0%
                                          ========      =====        ========       =====       ==            ==


The Company has deferred tax assets and deferred tax liabilities as presented in the table below. The net deferred tax assets are subject to a valuation allowance, which was approximately $1,570,000 and $1,758,000, at November 1, 2003 and October 26, 2002, respectively.

Deferred tax assets and liabilities as of November 1, 2003 and October 26, 2002, prior to the allocation of the valuation allowance consisted of the following:

                                                                      November 1,      October 26,
                                                                         2003             2002
                                                                    ---------------- ----------------
Pre-reorganization net operating loss carryforwards                  $      181,000     $ 352,000
Pre-reorganization deductible temporary differences                          74,000        74,000
Pre-reorganization tax credits                                               53,000        53,000
Post-reorganization net operating loss carryforwards                        691,000       981,000
Deferred rent                                                                51,000        16,000
Expenses not currently deductible                                             4,000          -
Inventories                                                                  84,000        75,000
Depreciable assets                                                          456,000       262,000
Tax credits                                                                   2,000         2,000
                                                                    ---------------- ----------------
Total deferred tax assets                                                 1,596,000     1,815,000
                                                                    ---------------- ----------------

Website development costs                                                   (15,000)      (50,000)
Intangible assets                                                           (11,000)       (7,000)
                                                                    ---------------- ----------------
Total deferred tax liabilities                                              (26,000)      (57,000)
                                                                    ---------------- ----------------
Net                                                                       1,570,000     1,758,000

Valuation allowance                                                       1,570,000     1,758,000
                                                                          =========     =========
Total                                                                    $        0    $        0
                                                                         ==========     =========

At November 1, 2003, the Company has available net operating loss carryforwards of approximately $2,200,000, which expire in various years through fiscal 2019. Of this amount, approximately $500,000 relates to pre-reorganization net operating loss carryforwards. Under section 382 of the IRS code, it is estimated that these pre-reorganization net operating loss carryforwards and other pre-reorganization tax attributes will be limited to approximately $150,000 per year. A full valuation allowance has been provided on the net deferred tax asset due to uncertainty regarding the future utilization of the deferred tax assets.

6. Pension and Profit Sharing Plan

The Company maintains the Harvey Electronics, Inc. Savings and Investment Plan (the "Plan") which includes profit sharing, defined contribution and 401(k) provisions and is available to all eligible employees of the Company. There were no employer contributions to the Plan for fiscal 2003, 2002 and 2001.


7. Commitments and Contingencies

Commitments

The Company's financial statements reflect the accounting for equipment leases as capital leases by recording the asset and the related liability for the lease obligation. Capital lease additions of approximately $0 and $99,000 were recorded during fiscal 2003 and 2002, respectively. The Company leases stores and warehouse facilities under operating leases, which provide, in certain cases, for payment of additional rentals based on a percentage of sales over a fixed amount. Future minimum rental commitments, by year and in the aggregate, for equipment under capital and noncancelable operating leases with initial or remaining terms of one-year or more consisted of the following at November 1, 2003:

                                                   Operating Leases          Capital
                                                                             Leases
                                                 --------------------- --------------------
Fiscal 2004                                      $   2,337,000             $       -0-
Fiscal 2005                                            2,109,000                    -
Fiscal 2006                                            1,439,000                    -
Fiscal 2007                                              902,000                    -
Fiscal 2008                                              663,000                    -
Thereafter                                             3,116,000                    -
                                                                       --------------------
                                                 ---------------------
Total minimum lease payments                     $ 10,566,000                       -
                                                 =====================
Less amount representing interest                                                   -
                                                                       --------------------
Present value of net minimum lease payments                                         -
Less current portion                                                                -
                                                                       --------------------
                                                                           $       -0-
                                                                       ====================

Total rental expense for operating leases was approximately $3,022,000, $2,783,000 and $2,535,000 for fiscal years 2003, 2002 and 2001, respectively.
Certain leases provide for the payment of insurance, maintenance charges, electric and taxes and contain renewal options.

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

Furthermore, the number of other parties that may be responsible, their ability to share in the cost of a clean up and whether the Company's existing or prior insurance policies provide coverage for this matter is not known. At this time, it is impossible for the Company to determine the outcome or cost to the Company relating to this matter. F-24 8. Other Information

Accrued Expenses and Other Current Liabilities

                                                   November 1,                 October 26,
                                                      2003                         2002
                                           ---------------------------- ---------------------------
Payroll and payroll related items                   $ 390,000                   $ 496,000
Accrued professional fees                             172,000                     116,000
Sales taxes                                           170,000                     170,000
Accrued occupancy                                     206,000                     213,000
Accrued bonuses                                       267,000                     167,000
Other                                                 105,000                     131,000
                                           ---------------------------- ---------------------------
                                                  $ 1,310,000                 $ 1,293,000
                                                  ===========                 ===========

Consulting Agreements

In fiscal 2001, the Company engaged Mesa Partners, Inc. ("Mesa") under a consulting agreement. Mesa was engaged to provide consulting services relating to the integration of computer networks, entertainment systems and other related services. In connection with the consulting agreement with Mesa, and a related addendum, the Company issued a warrant to purchase 15,000 shares of the Company's Common Stock, exercisable at any time at $3.00 per share. The warrant has a three-year term and was issued as partial compensation for services rendered by Mesa. The fair value of the warrant of approximately $8,000 was recorded in fiscal 2001 as the Company elected to terminate this agreement in fiscal 2001. Additionally, as was required by the consulting agreement, Mesa was paid a fee of $20,000 a month plus related expenses. For fiscal 2001, the Company recorded consulting fees of approximately $70,000 relating to Mesa.

Investor Relations Advisor

In fiscal 2001, the Company engaged Porter, LeVay & Rose ("PL&R") as its investor relations advisor. In connection with the agreement, the Company is required to and issued a warrant to purchase 60,000 shares of the Company's Common Stock, exercisable immediately at various exercise prices ranging from $1.25-$2.50. The warrant's fair value of approximately $15,000 was amortized to expense ($5,000 in fiscal 2002 and $10,000 in fiscal 2001). In June 2002, 15,000 warrants to purchase the Company's Common Stock were exchanged for 2,772 shares of Common Stock, effected under a cash-less exercise, by PL&R. Additionally, the Company paid PL&R a $5,000 monthly fee for its services. For the year ended October 27, 2001, the Company recorded an investor relations expense of $54,000, relating to PL&R. This agreement was terminated in 2001.


Union Contract

The Company is party to a collective bargaining agreement with a union which covers certain sales, warehouse and installation employees. This agreement expires on August 1, 2004.

Other

In January 2004, the Company agreed to satisfy certain long outstanding and disputed tax claims ($52,000) under an amnesty program offered by the City of New York. The tax claims related to a prior subsidiary for fiscal years 1987 and 1988. The Company satisfied the claim, in full, paying $90,000 (including interest), under the amnesty program. The Company recorded $50,000 to Selling, General and Administrative expenses in fiscal 2003 relating to this matter. Prior to the settlement of this matter, the Company had recorded a liability of $40,000 relating to this claim.


A Director of the Company also is a Senior Partner in a law firm providing the Company with legal services. At November 1, 2003 and October 26, 2002, the Company had $50,000 and $26,000, respectively, payable to this law firm. The Company paid legal fees to this law firm of approximately $95,000, $81,000 and $64,000 in fiscal years 2003, 2002 and 2001, respectively.

9. Retail Store Expansion

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


10. Quarterly Financial Data (Unaudited)

                                                                        Net Income (Loss)
                                                                      Applicable to Common
2003                          Net Sales            Gross Profit               Stock              Basic EPS         Diluted EPS
----------------------- ---------------------- ---------------------- ---------------------- ------------------ ------------------
First quarter                 $13,141,796             $5,274,324               $403,069             $0.12              $0.10
Second quarter                 10,000,140              3,990,992               ( 66,210)            (0.02)             (0.02)
Third quarter                  10,068,045              4,145,463                 (4,171)             -                  -
Fourth quarter                  9,238,235              3,896,951               (115,942)            (0.03)             (0.02)
2002
----------------------- ---------------------- ---------------------- ---------------------- ------------------ ------------------
First quarter                 $12,420,559             $4,880,360               $371,854             $0.11              $0.09
Second quarter                 10,363,725              4,110,488                 72,015              0.02               0.02
Third quarter                   9,583,471              3,789,013                (98,947)            (0.03)             (0.03)
Fourth quarter                  9,138,822              3,573,447               (237,228)            (0.07)             (0.07)





                 Schedule II - Valuation and Qualifying Accounts

                            Harvey Electronics, Inc.

----------------------------------------- ---------------------- ----------------------------------- -------------------------------
COL. A                                    COL. B                 COL. C                              COL. D               COL. E
----------------------------------------- ---------------------- ----------------------------------- -------------------------------
Description                               Balance at beginning   Additions charged Charged to other  Other changes - add  Balance at
                                          of period              to costs and      accounts -        (deduct) - describe  end of
                                                                 expenses          describe                               period
----------------------------------------- ---------------------- ----------------- ----------------- -------------------------------

Fiscal year ended November 1, 2003
Reserves and allowances
    deducted from asset accounts:
         Allowance for doubtful accounts  $20,000                $18,646                             $(18,646) (1)        $20,000

Fiscal year ended October 26, 2002
Reserves and allowances
    deducted from asset accounts:
         Allowance for doubtful accounts  $25,000                $18,627                             $(23,627) (1)        $20,000

Fiscal year ended October 27, 2001
Reserves and allowances
    deducted from asset accounts:
         Allowance for doubtful accounts  $25,000                $25,098                             $(25,098) (1)        $25,000

(1) Uncollectible accounts written off, net of recoveries.

               Report of Independent Certified Public Accountants



The Board of Directors and Shareholders
Harvey Electronics, Inc.


The audit referred to in our report dated December 23, 2003 relating to the financial statements of Harvey Electronics, Inc. included the audit of the financial statement Schedule II - Valuation and Qualifying Accounts for the two-year period ended November 1, 2003. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
--------------------

BDO Seidman, LLP
Melville, New York
December 23, 2003