Form 10-Q
period 2004-01-31
HARVEY ELECTRONICS INC
filed 2004-03-15
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2004

         [  ]       TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from             to           .
                                        -----------    ----------

                          Commission File Number 1-4626

                            Harvey Electronics, Inc.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

           New York                                    13-1534671
 -------------------------------           ------------------------------------
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

As of March 15, 2004, 3,324,525 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX

PART I.       Financial Information

Item 1.       Financial Statements:                                                               Page No.

              Statements of Operations (Unaudited) - Thirteen and Fourteen
              Weeks ended January 31, 2004 and February 1, 2003      .................................3

              Balance Sheets - January 31, 2004 (Unaudited) and November 1,
                2003..................................................................................4

              Statement of Shareholders' Equity (Unaudited) - Thirteen Weeks
                ended January 31, 2004................................................................5

              Statements of Cash Flows (Unaudited) - Thirteen and Fourteen Weeks
                ended January 31, 2004 and February 1,
                2003..................................................................................6

              Notes to Financial Statements (Unaudited)...............................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations ...............................................................12

Item 4.       Disclosure Controls and Procedures.....................................................17

PART II.      Other Information

Item 1.       Legal Matters..........................................................................19

Item 6.       Exhibits and Reports on Form 8-K.......................................................21

Signatures ..........................................................................................22

Exhibit Number 31.1..................................................................................23
Exhibit Number 31.2..................................................................................25
Exhibit Number 32.1..................................................................................27
Exhibit Number 32.2..................................................................................28

Part I Financial Information
Item I. Financial Statements


                  Harvey Electronics, Inc.
                  Statements Of Operations
                        (Unaudited)

                                                                     Thirteen Weeks        Fourteen Weeks
                                                                          Ended                 Ended
                                                                       January 31,           February 1,
                                                                           2004                  2003
                                                             --------------------------------------------
Net sales                                                              $12,395,892           $13,014,583
Interest and other income                                                    4,417                10,542
                                                             --------------------------------------------
                                                                        12,400,309            13,025,125
                                                             --------------------------------------------
Cost of sales                                                            7,400,494             7,740,259
Selling, general and administrative expenses                             4,378,107             4,499,319
Interest expense                                                            51,420                87,904
                                                             --------------------------------------------
                                                                        11,830,021            12,327,482
                                                             --------------------------------------------
 Income before income taxes                                                570,288               697,643
Income taxes                                                               220,000               277,000
                                                             --------------------------------------------
Net income                                                                 350,288               420,643

Preferred Stock dividend requirement                                        17,574                17,574
                                                             --------------------------------------------
Net income applicable to Common Stock                                     $332,714              $403,069
                                                             ============================================

Net income per share applicable to common shareholders:

  Basic                                                                      $0.10                 $0.12
                                                             ============================================
  Diluted                                                                    $0.08                 $0.10
                                                             ============================================

Shares used in the calculation of net income per common share:
  Basic                                                                  3,324,525             3,324,525
                                                             ============================================
  Diluted                                                                4,008,869             4,042,979
                                                             ============================================

See accompanying notes to financial statements.


                        Harvey Electronics, Inc.
                             Balance Sheets


                                                                                 January 31,     November 1,
                                                                                    2004            2003 (1)
Assets                                                                          (Unaudited)
                                                                         -------------------------------------
Current assets:
   Cash and cash equivalents                                                      $16,489             $16,000
   Accounts receivable, less allowance of $20,000 and $20,000                     947,161             751,293
   Inventories                                                                  7,645,434           7,416,978
   Prepaid expenses and other current assets                                      426,141             177,394
                                                                         -------------------------------------
Total current assets                                                            9,035,225           8,361,665
                                                                         -------------------------------------
Property and equipment:
   Leasehold improvements                                                       3,665,144           3,640,023
   Furniture, fixtures and equipment                                            2,135,774           2,103,964
   Internet website                                                               456,870             456,870
                                                                         -------------------------------------
                                                                                6,257,788           6,200,857
   Less accumulated depreciation and amortization                               3,586,470           3,433,969
                                                                         -------------------------------------
                                                                                2,671,318           2,766,888
Equipment under capital leases, less accummulated amortization
  of $386,416 and $384,706                                                         11,404              13,115
Goodwill                                                                          125,000             125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                             571,440             791,440
Other assets, less accumulated amortization of $254,895 and $248,769              312,244             266,498
                                                                         -------------------------------------
Total assets                                                                  $12,726,631         $12,324,606
                                                                         =====================================
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                                       $2,315,671          $2,280,019
  Customer deposits                                                             1,751,346           1,693,263
  Accrued expenses and other current liabilities                                1,726,912           1,310,278
  Income taxes                                                                          0             104,500
  Cumulative Preferred Stock dividends payable                                      5,570              23,432
  Current portion of capital lease obligations                                          0                   0
                                                                         -------------------------------------
Total current liabilities                                                       5,799,499           5,411,492
                                                                         -------------------------------------

Long-term liabilities:
  Revolving line of credit facility                                             2,394,028           2,725,603
  Deferred rent                                                                   255,616             242,737
                                                                         -------------------------------------
Total long-term liabilities                                                     2,649,644           2,968,340
                                                                         -------------------------------------

Commitments and contingencies
Shareholders' equity:
8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
authorized 10,000 shares; issued and outstanding 827 shares (aggregate liquidation preference--$827,000)

                                                                                  379,982             379,982
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,324,525 shares                                          33,245              33,245
  Additional paid-in capital                                                    7,601,305           7,601,305
  Accumulated deficit                                                          (3,737,044)         (4,069,758)
                                                                         -------------------------------------
Total shareholders' equity                                                      4,277,488           3,944,774
                                                                         -------------------------------------
Total liabilities and shareholders' equity                                    $12,726,631         $12,324,606
                                                                          =====================================

(1) Derived from the audited financial statements at November 1, 2003. See accompanying notes to financial statements.





           Harvey Electronics, Inc.
             Statement of Shareholders' Equity
                  (Unaudited)

                                                                                Additional                           Total
                                 Preferred Stock        Common Stock             Paid-in        Accumulated      Shareholders'
                            ----------------------------------------------
                               Shares      Amount      Shares      Amount        Capital          Deficit           Equity
                            ----------------------------------------------------------------------------------------------------
Balance at November 1, 2003     827       $379,982   3,324,525    $33,245      $7,601,305      $ (4,069,758)      $3,944,774


Net income for the period        -           -           -           -           -                  350,288          350,288

Preferred Stock dividend         -           -           -           -           -                  (17,574)         (17,574)
                            ----------------------------------------------------------------------------------------------------
Balance at January 31, 2004     827       $379,982   3,324,525    $33,245      $7,601,305       ($3,737,044)      $4,277,488
                            ====================================================================================================


See accompanying notes to financial statements.





                          Harvey Electronics, Inc
                          Statements of Cash Flows
                                (Unaudited)

                                                                                            Thirteen Weeks           Fourteen Weeks
                                                                                                Ended                     Ended
                                                                                             January 31,               February 1,
                                                                                                2004                     2003
                                                                             ---------------------------------------------------
Operating activities
Net income                                                                                     $350,288                $420,643
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                               160,338                 191,026
    Income tax equivalent provision                                                             220,000                 277,000
    Straight-line impact of rent escalations                                                     12,879                  27,005
    Miscellaneous                                                                                15,628                  (5,229)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                      (195,868)               (185,317)
      Inventories                                                                              (228,456)               (167,509)
      Prepaid expenses and other current assets                                                   7,354                  54,968
      Trade accounts payable                                                                     35,652                (297,759)
      Customer deposits                                                                          58,083                 165,002
      Accrued expenses, other current liabilities
        and income taxes                                                                         56,033                  20,475
                                                                             ---------------------------------------------------
Net cash provided by operating activities                                                       491,931                 500,305
                                                                             ---------------------------------------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                                                  (56,931)                (94,235)
Internet website development                                                                          0                 (15,200)
                                                                             ---------------------------------------------------
Net cash used in investing activities                                                           (56,931)               (109,435)
                                                                             ---------------------------------------------------
Financing activities
Net (payments) proceeds from revolving credit facility                                         (331,575)               (338,162)
Preferred Stock dividends paid                                                                  (35,436)                (35,436)
Principal payments on capital lease obligations                                                       0                 (16,273)
Fees in connection with new credit facility                                                     (67,500)                      -
                                                                             ---------------------------------------------------
Net cash used in financing activities                                                          (434,511)               (389,871)
                                                                             ---------------------------------------------------
Increase in cash and cash equivalents                                                               489                     999
Cash and cash equivalents at beginning of period                                                 16,000                  15,990
                                                                             ---------------------------------------------------
Cash and cash equivalents at end of period                                                      $16,489                 $16,989
                                                                             ===================================================


Supplemental cash flow information:
Interest paid                                                                                   $94,000                $103,000
                                                                             ===================================================
Taxes paid                                                                                     $111,000                  $2,000
                                                                             ===================================================

See accompanying notes to financial statements.





                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 31, 2004
                                   (Unaudited)

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

Fiscal 2004 is a fifty-two week year. Fiscal 2003 was a fifty-three week year and, as a result, the first quarter included fourteen weeks as compared to thirteen weeks for the same quarter this year. Operating results for the thirteen week period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending October 30, 2004. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 1, 2003.

The preparation of the unaudited interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and does not believe that any change in those assumptions would have a significant effect on the financial position or results of operations. Actual results could differ from those estimates and assumptions.

Certain items in the 2003 first quarter financial statements have been reclassified to conform to 2004 first quarter presentation.

Description of Business

The Company is a specialty retailer and custom installer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Operations of the Company consist solely of this single segment. The Company's fiscal year ends the Saturday closest to October 31.

Net sales includes the sale of goods to customers and custom installation revenue. Retail sales are recorded at the time of the sale to the customer. Custom installation revenue, which is comprised of both the sale of products and the labor in connection with the installation of the products, are recorded in accordance with the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The revenue related to the sale of the products is recognized when the product is delivered to the customers. The revenue related to the labor in connection with the installation of the products, is recorded when the service has been performed.

In addition, the Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. The net amount earned on these sales, which is not significant, is recorded in net sales, in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."

2. New Revolving Line of Credit Facility

On November 21, 2003, the Company entered into a new five-year $7.5 million credit facility with Webster Business Credit Corporation ("Webster"), a subsidiary of Connecticut based Webster Bank. This new credit facility replaced the line of credit facility with Wells Fargo Retail Finance ("Wells Fargo"). Under the new credit facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible credit card receivables and inventory, less certain reserves, as defined. The Webster credit facility expires November 21, 2008.

The interest rate on all borrowings under the new credit facility is 0.25% over Webster Bank's prime rate (4.25% at January 31, 2004) or LIBOR plus 2.75%, at the Company's option. The Company agreed to pay Webster a $25,000 commitment fee, payable in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company will also pay Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company paid all outstanding amounts due to Wells Fargo, aggregating $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

In connection with the new credit facility, the Company granted Webster a senior security interest in all of the Company's assets. The credit facility provides Webster with rights of acceleration upon the occurrence of certain customary events of default. The Company is restricted from paying dividends on its Common Stock, retiring or repurchasing its Common Stock and entering into additional indebtedness (as defined).

Pursuant to the new credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain monthly and quarterly levels of earnings before interest, taxes, depreciation and amortization.
Additionally, the Company's annual capital expenditures cannot exceed a predetermined amount.

As the new credit facility expires in five years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at January 31, 2004 ($2,394,000), under the new credit facility as a long-term liability.

3. Advertising Expense

In accordance with EITF 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" ("EITF 02-16") which addresses how and when to reflect consideration received from suppliers in the financial statements, the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Net advertising expense for the thirteen and fourteen weeks ended January 31, 2004 and February 1, 2003 was $205,000 and $280,000, respectively.

4. Income Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the thirteen and fourteen weeks ended January 31, 2004 and February 1, 2003 was computed based on the weighted average number of common shares outstanding. For the first quarter of fiscal 2004 and 2003, common equivalent shares relating to stock options, aggregating 13,785 and 47,895, respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. All other stock options and warrants were not included since they were anti-dilutive.

The conversion price of the Company's preferred stock is $1.2333. As a result, common equivalent shares of 670,559 relating to the conversion of the preferred stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the first quarter ended January 31, 2004 and February 1, 2003, respectively.

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

For the thirteen and fourteen weeks ended January 31, 2004 and February 1, 2003, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $220,000 (38.6% effective tax rate) and $277,000 (39.7% effective tax rate), respectively. The income tax equivalent provisions will not materially affect the Company's tax liability.

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

The Company advised PADEP that any further action to pursue a claim against the Company would result in the Company bringing a motion to reopen its bankruptcy case, solely to address the PADEP claim and further, the Company would commence contempt proceedings against PADEP. To date, the Company has not received a response from PADEP.

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

Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended November 1, 2003, and October 26, 2002, included in the Company's Annual Report on Form 10K. Fiscal 2003 was a fifty-three week year as compared to fifty-two weeks for fiscal 2004. As a result, the Company's first quarter of fiscal 2004 included thirteen weeks as compared to fourteen weeks for the first quarter of fiscal 2003.

Thirteen Weeks Ended January 31, 2004 as Compared to Fourteen Weeks Ended February 1, 2003

Net Income. The Company's pre-tax income for the thirteen weeks ended January 31, 2004 aggregated $570,000, as compared to $698,000 for the fourteen weeks ended February 1, 2003. Net income for the first quarter of fiscal 2004 was $350,000 as compared to $421,000 for the same quarter in fiscal 2003.

To supplement the Company's financial statements presented in accordance with generally accepted accounting principles ("GAAP"), the Company uses non-GAAP measures of earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's Management reviews these non-GAAP measures internally to evaluate the Company's performance and manage its operations and believes it is an important measure in evaluating the Company's financial performance. In addition, since the Company has historically provided non-GAAP results and guidance to the investment community, the Company believes that the inclusion of non-GAAP financial measures provides consistent and comparable measures to help investors understand the Company's current and future operating results.

For the thirteen weeks ended January 31, 2004, EBITDA aggregated $782,000 as compared to $977,000 for the fourteen weeks ended February 1, 2003. (EBITDA for the first quarter of fiscal 2004 is calculated as follows: pre-tax income of $570,000, plus interest of $52,000 and depreciation and amortization of $160,000. EBITDA for the first quarter of fiscal 2003 is calculated as follows: pre-tax income of $698,000 plus interest of $88,000 and depreciation and amortization of $191,000).

The Company's net income for the first quarter of fiscal 2004 includes net advertising expense of $205,000 as compared to $280,000 for the same quarter last year. The Company's advertising presence has not materially diminished. The Company's gross advertising expenditures were approximately $821,000 for the thirteen weeks ended January 31, 2004 as compared to approximately $930,000 for the fourteen weeks ended February 1, 2003.

The Company recorded income tax equivalent provisions for the thirteen and fourteen weeks ended January 31, 2004 and February 1, 2003 of $220,000 (38.6% effective tax rate) and $277,000 (39.7% effective tax rate), respectively. The income tax equivalent provisions will not materially affect the Company's tax liability.

Revenues. Net sales for the thirteen weeks ended January 31, 2004, aggregated $12,396,000 as compared to $13,015,000 for the fourteen weeks ended February 1, 2003. The first quarter of the prior fiscal year included fourteen weeks. As a result, comparable store sales for the thirteen weeks ended January 31, 2004, increased approximately 2% from the same period last year. We believe the Company's sales results continued to be strong despite a challenging retail environment and extreme winter weather in the first quarter of fiscal 2004.

The Company's increase in comparable store sales was due primarily to the strong results of its newly renovated Paramus, New Jersey showroom, its retail store located within ABC Carpet & Home and its Bang & Olufsen branded store, both located in lower Manhattan.

The Company continues to experience expanding revenues from the unabated strong demand for its custom installation services. Additionally, despite increased competition, customer demand continues to be strong for new digital video products including plasma flat screen, LCD flat panel, high-definition and DLP televisions and related custom home installations. Consumers have embraced plasma and LCD flatscreen technologies as well as DLP televisions. Custom installation projects continue to increase and accounted for 56% of net sales for the first quarter of fiscal 2004 as compared to approximately 47% of net sales for the same quarter last year. Custom installation sales, including both equipment sales and labor income, increased approximately 13.8% to $6,963,000 in the first quarter of fiscal 2004, as compared to $6,119,000 for the same quarter last year The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

The Company believes it differentiates itself by offering sophisticated custom installation services, including programming capabilities that address complex technological integration issues giving its customers easy remote control operations for a variety of functions. Management believes installations of complete movie theaters in the home as well as distributed audio and network cabling will continue to attract affluent customers to the Company, which should continue to benefit sales, enhance gross margins and improve overall store profitability. 13

The Company's marketing efforts remained significant for the first quarter of fiscal 2004, which the Company believes continued to drive sales. These efforts included radio, newspaper and direct mail advertisements, and the continued promotion of the Company's website, www.harveyonline.com. For the remainder of fiscal 2004, the Company anticipates that its advertising expenditures will not be materially reduced and will be used primarily for radio, print and direct mail advertising. The Company anticipates that it will continue to promote its brand and image to both men and women using its campaign, "Harvey. Extraordinary in Every Way."

For the  remainder  of  fiscal  2004,  the  Company  also will  endeavor  to put
additional   efforts  and  resources  into  its  important   customer  relations
management initiatives.

Cost and Expenses. Total cost of goods sold for the thirteen weeks ended January 31, 2004 decreased 4.4% to $7,400,000 as compared to the fourteen weeks ended February 1, 2003. This was primarily due to the overall decrease in sales as noted above.

The gross profit margin for the thirteen weeks ended January 31, 2004 decreased slightly to 40.3% from 40.5% for the fourteen weeks ended February 1, 2003. The Company's gross profit margin remained relatively stable despite a continuing shift in business towards video products, which generally have lower margins. We believe the consumer electronics industry is generally suffering a decline in gross margin from this shift in business. Video product sales for the first quarter of fiscal 2004 accounted for approximately 50% of net sales as compared to approximately 45% of net sales for the same quarter last year. Audio sales for the first quarter of fiscal 2004 declined to approximately 44% of net sales from approximately 48% of net sales for the same quarter last year. Labor income for the first quarter of fiscal 2004 represented approximately 7.6% of net sales as compared to approximately 8.2% of net sales for the same quarter last year. This reduction in labor income also negatively affected the gross profit margin in the first quarter of fiscal 2004.

The reduction in margin from the shift to lower margin video sales was offset by several factors. The new digital and flat screen video products are sold at higher margins than analog products. Analog video products have almost been eliminated entirely from the Company's product mix. Further, the Company has been successful in bundling the sale of new video products with the sale of higher margin home theater components, including furniture, accessories, cable and extended warranties.

Selling, general and administrative expenses ("SG&A expenses") decreased by $121,000 or 2.7% for the thirteen weeks ended January 31, 2004 as compared to the fourteen weeks ended February 1, 2003. Comparable SG&A expenses increased by approximately $101,000 or 2.4% for the first quarter of fiscal 2004 as compared to the same quarter last year.

Comparable SG&A expenses increased from additional payroll and payroll related costs, occupancy costs, truck expenses and various other general and store operating expenses, offset by a decrease in advertising expense, depreciation and amortization and incentive bonuses.

The Company plans to continue to hire additional custom installation personnel and incur the necessary associated expenses relating to the expansion of its custom installation services. We believe these services differentiate Harvey and are vital to the Company's business plan.

Interest expense decreased by approximately $36,000 or 41.5% for the thirteen weeks ended January 31, 2004, as compared to the fourteen weeks ended February 1, 2003. This was primarily due to reduced borrowings and lower costs relating to the new credit facility.

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

As noted above, in the first quarter of fiscal 2004 and fiscal 2003, the income tax equivalent provision and the reduction of reorganization value in excess of amounts allocable to identifiable assets was $220,000 and $277,000, respectively. The income tax equivalent provisions will not materially affect the Company's tax liability.

Liquidity and Capital Resources

At January 31, 2004 and November 1, 2003, the Company's ratio of current assets to current liabilities was 1.56 and 1.55, respectively.

The improvement in the current ratio at January 31, 2004 was positively impacted by the Company's pre-tax income. Other factors improving working capital included an increase in inventory, accounts receivable, and prepaid expenses and other current assets, offset by an increase in customer deposits and accrued expenses.

Net cash provided by operating activities was $492,000 for the thirteen weeks ended January 31, 2004, as compared to $500,000 for the fourteen weeks ended February 1, 2003.

Net cash used in investing activities was $57,000 for the first quarter of fiscal 2004, as compared to cash used of $109,000 for the same quarter last year. Net cash used for the purchases of property, equipment and website assets was $57,000 as compared to $109,000 for the prior year's quarter.

Net cash used in financing activities was $435,000 for the first quarter of fiscal 2004, as compared to $390,000 for the same quarter last year. Financing activities for the first quarter of fiscal 2004 included net payments of $332,000, reducing the revolving line of credit facility, preferred stock dividends paid of $35,000 and commitment and deferred legal fees relating to the new credit facility of $68,000. Financing activities for the first quarter of fiscal 2003 included net payments of $338,000, reducing the revolving line of credit facility, preferred stock dividends paid of $35,000 and principal payments on capital leases of $16,000.

On November 21, 2003, the Company entered into a new five-year $7.5 million credit facility with Webster Business Credit Corporation ("Webster"), a subsidiary of Connecticut based Webster Bank. This new credit facility replaced the credit facility with Wells Fargo Retail Finance, ("Wells Fargo"). Under the new credit facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible credit card receivables and inventory, less certain reserves, as defined. The credit facility expires November 21, 2008.

The interest rate on all borrowings under the new credit facility is 0.25% over Webster Bank's prime rate (4.25% at January 31, 2004) or LIBOR plus 2.75%, at the Company's option. The Company agreed to pay Webster a $25,000 commitment fee, payable in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company will also pay Webster a reduced maintenance fee of $1,000 per month and an unused line fee based on a formula, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company satisfied all outstanding amounts due to Wells Fargo, in the amount of $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

In connection with the new credit facility, the Company granted Webster a senior security interest in all of the Company's assets. The credit facility provides Webster with rights of acceleration upon the occurrence of certain customary events of default. The Company is restricted from paying dividends on its Common Stock, retiring or repurchasing its Common Stock and entering into additional indebtedness (as defined).

Pursuant to the new credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of earnings before interest, taxes, depreciation and amortization. Additionally, the Company's capital expenditures cannot exceed a predetermined amount.

At March 12, 2004, there was approximately $2,174,000 in outstanding borrowings under the new credit facility, with approximately $3,372,000 available to borrow under this credit facility.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. At January 31, 2004, 827 shares of Preferred Stock were issued and outstanding. The Company's Preferred Stock is convertible into 670,559 shares of Common Stock.

In fiscal 2004, the Company plans to enter into a new retail store lease for an additional Harvey showroom in New Jersey. The Company has located a suitable location and is currently negotiating a long-term lease. The Company will finance all necessary leaseholds, security deposits, furniture and fixtures, pre-opening costs and inventory, expected to aggregate between $1,200,000 - $1,400,000, with its new credit facility. The new retail store is expected to open at the end of fiscal 2004 or early in the first quarter of 2005. However, we can provide no assurance that the Company will be able to open this new store. The Company expects to make improvements to certain of its Harvey retail showrooms, including the installation of a movie theater within one of its stores. Miscellaneous purchases of equipment and other assets for the remainder of fiscal 2004 are not expected to be significant.

The Company intends to continue its advertising campaign for the remainder of fiscal 2004, primarily with print, radio and direct mail.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The anticipated costs of maintaining and improving the website are not expected to be material for the remainder of 2004.

As previously noted in July 2003, the Company received a notice and information request from the Pennsylvania Department of Environmental Protection ("PADEP"). The notice stated that PADEP considers the Company a potentially responsible party for contamination related to a septic drain field in Doylestown, Pennsylvania. See Part II, Item 1 below, and the notes to the Company's financial statements for details on this matter.

Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand.

Management does not believe that inflation has had a material effect on our results of operations for the first quarter of fiscal 2004. However, we cannot predict accurately the effect of inflation on future operating results.

Management believes that cash on hand, cash flow from operations and funds made available under the new credit facility with Webster, will be sufficient to meet the Company's anticipated working capital and capital expenditure needs for at least the next twelve-month period.

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered (January 31, 2004) by this report, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting (as required by the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II. OTHER INFORMATION:

Items 2, 3, 4 and 5 were not applicable in the first quarter ended January 31, 2004.

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

The Company advised PADEP that any further action to pursue a claim against the Company would result in the Company bringing a motion to reopen its bankruptcy case, solely to address the PADEP claim and further, the Company would commence contempt proceedings against PADEP. To date, the Company has not received a response from PADEP.

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


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit Number                     Description

         Exhibit 31.1                       Certification  - President

         Exhibit 31.2                       Certification - CFO

         Exhibit 32.1                       Certification - President

         Exhibit 32.2                       Certification - CFO

         (b) Reports on Form 8-K

On November 25, 2003, the Company filed Form 8-K with the Securities and Exchange Commission announcing the successful closing of a new $7.5 million credit facility with Webster Business Credit Corporation.

On February 20, 2004, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it had received notice from NASDAQ Listing Qualifications, stating that the closing bid price of the Company's common stock has been at $1.00 per share or above for at least ten consecutive trading days. As a result, the Company has regained compliance with NASDAQ SmallCap Marketplace Rule 4310(c)(4), and the listing issue is now closed.



Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

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