Form 10-Q
period 2004-05-01
HARVEY ELECTRONICS INC
filed 2004-06-15
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 1, 2004

         [  ]       TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to                   .
                                        ----------------    ------------------

                          Commission File Number 1-4626

                            Harvey Electronics, Inc.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

                New York                              13-1534671
     -------------------------------              ------------------
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

As of June 15, 2004, 3,324,525 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX

PART I.       Financial Information

Item 1.       Financial Statements:                                                                  Page No.
                                                                                                     --------

              Statements of Operations (Unaudited) - Twenty-six and Twenty-seven
                Weeks ended May 1, 2004 and May 3, 2003 and Thirteen Weeks Ended
                May 1, 2004 and May 3, 2003.............................................................3

              Balance Sheets - May 1, 2004 (Unaudited) and November 1,
               2003.....................................................................................4

              Statement of Shareholders' Equity (Unaudited) - Twenty-six Weeks
                ended May 1, 2004.......................................................................5

              Statements of Cash Flows (Unaudited) - Twenty-six and Twenty-seven
                Weeks ended May 1, 2004 and May 3, 2003.................................................6

              Notes to Financial Statements (Unaudited).................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations ..................................................................13

Item 4.       Disclosure Controls and Procedures........................................................19

PART II.      Other Information

Item 1.       Legal Matters.............................................................................21

Item 6.       Exhibits and Reports on Form 8-K..........................................................22

Signatures ................................................ ............................................23

Exhibit Number 31.1.....................................................................................24
Exhibit Number 31.2.....................................................................................26
Exhibit Number 32.1.....................................................................................28
Exhibit Number 32.2.....................................................................................29


Part I Financial Information
Item I. Financial Statements

                 Harvey Electronics, Inc.
                 Statements Of Operations
                       (Unaudited)

                                                                          Twenty-six   Twenty-seven     Thirteen         Thirteen
                                                                          Weeks Ended   Weeks Ended    Weeks Ended      Weeks Ended
                                                                             May 1,        May 3,         May 1,           May 3,
                                                                             2004           2003           2004             2003
                                                                          ----------     ----------     ----------       ---------

Net sales                                                               $ 22,741,970   $ 22,878,477   $ 10,346,078    $  9,863,894
Interest and other income                                                     22,160         50,702         17,743          40,160
                                                                          ----------     ----------     ----------       ---------
                                                                          22,764,130     22,929,179     10,363,821       9,904,054
                                                                          ----------     ----------     ----------       ---------

Cost of sales                                                             13,378,526     13,600,556      5,978,032       5,860,296
Selling, general and administrative expenses                               8,549,481      8,540,848      4,171,374       4,041,530
Interest expense                                                             110,745        175,768         59,325          87,864
                                                                          ----------     ----------     ----------       ---------
                                                                          22,038,752     22,317,172     10,208,731       9,989,690
                                                                          ----------     ----------     ----------       ---------

Income (loss) before income taxes (benefit)                                  725,378        612,007        155,090         (85,636)
Income taxes (benefit)                                                       290,000        240,000         70,000         (37,000)
                                                                          ----------     ----------     ----------       ---------
                                                                             435,378        372,007         85,090         (48,636)

Preferred Stock dividend requirement                                          35,148         35,148         17,574          17,574
                                                                          ----------     ----------     ----------       ---------
Net income (loss) applicable to Common Stock                            $    400,230   $    336,859   $     67,516    ($    66,210)
                                                                        ============   ============   ============    ============

Net income (loss) per share applicable to common shareholders:

  Basic                                                                 $       0.12   $       0.10   $       0.02    ($      0.02)
                                                                        ============   ============   ============    ============
  Diluted                                                               $       0.10   $       0.08   $       0.02    ($      0.02)
                                                                        ============   ============   ============    ============

Shares used in the calculation of net income (loss) per common share:
  Basic                                                                    3,324,525      3,324,525      3,324,525       3,324,525
                                                                        ============   ============   ============    ============
  Diluted                                                                  4,022,133      4,038,287      3,394,418       3,324,525
                                                                        ============   ============   ============    ============

See accompanying notes to financial statements.



                        Harvey Electronics, Inc.
                             Balance Sheets

                                                                                  May 1,           November 1,
                                                                                  2004                2003 (1)
Assets                                                                         (Unaudited)
                                                                         -------------------------------------
Current assets:
   Cash and cash equivalents                                                      $17,489             $16,000
   Accounts receivable, less allowance of $20,000 and $20,000                     537,167             751,293
   Inventories                                                                  7,568,984           7,416,978
   Prepaid expenses and other current assets                                      415,412             177,394
                                                                         -------------------------------------
Total current assets                                                            8,539,052           8,361,665
                                                                         -------------------------------------
Property and equipment:
   Leasehold improvements                                                       3,688,125           3,640,023
   Furniture, fixtures and equipment                                            2,187,289           2,103,964
   Internet website                                                               456,870             456,870
                                                                          -------------------------------------
                                                                                6,332,284           6,200,857
   Less accumulated depreciation and amortization                               3,752,343           3,433,969
                                                                         -------------------------------------
                                                                                2,579,941           2,766,888
Equipment under capital leases, less accummulated amortization
  of $388,127 and $384,706                                                          9,694              13,115
Goodwill                                                                          125,000             125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                             501,440             791,440
Other assets, less accumulated amortization of $260,994 and $248,769              310,493             266,498
                                                                         -------------------------------------
Total assets                                                                  $12,065,620         $12,324,606
                                                                         =====================================
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                                       $2,205,896          $2,280,019
  Customer deposits                                                             1,801,084           1,693,263
  Accrued expenses and other current liabilities                                1,369,299           1,310,278
  Income taxes                                                                          0             104,500
  Cumulative Preferred Stock dividends payable                                     23,144              23,432
                                                                         -------------------------------------
Total current liabilities                                                       5,399,423           5,411,492
                                                                         -------------------------------------

Long-term liabilities:
  Revolving line of credit facility                                             2,054,018           2,725,603
  Deferred rent                                                                   267,175             242,737
                                                                         -------------------------------------
Total long-term liabilities                                                     2,321,193           2,968,340
                                                                         -------------------------------------

Commitments and contingencies
Shareholders' equity:
  8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share; authorized 10,000 shares; issued and outstanding 827
  shares (aggregate liquidation preference--$827,000)                             379,982             379,982
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,324,525 shares                                          33,245              33,245
  Additional paid-in capital                                                    7,601,305           7,601,305
  Accumulated deficit                                                          (3,669,528)         (4,069,758)
                                                                         -------------------------------------
Total shareholders' equity                                                      4,345,004           3,944,774
                                                                         -------------------------------------
Total liabilities and shareholders' equity                                    $12,065,620         $12,324,606
                                                                         =====================================

(1) Derived from the audited financial statements at November 1, 2003.

 See accompanying notes to financial statements.



                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                      Additional                         Total
                                       Preferred Stock           Common Stock          Paid-in       Accumulated      Shareholders'
                                     Shares       Amount       Shares      Amount      Capital         Deficit           Equity
                                     ------       ------       ------      ------      -------         -------           ------
Balance at November 1, 2003           827        $379,982    3,324,525    $33,245     $7,601,305   $ (4,069,758)      $3,944,774


Net income for the period              -            -            -           -          -               435,378          435,378

Preferred Stock dividend               -            -            -           -          -               (35,148)         (35,148)
                                     -------------------------------------------------------------------------------------------
Balance at May 1, 2004                827        $379,982    3,324,525    $33,245     $7,601,305    ($3,669,528)      $4,345,004
                                     ===========================================================================================

See accompanying notes to financial statements.



                          Harvey Electronics, Inc
                          Statements of Cash Flows
                                (Unaudited)

                                                                            Twenty-six             Twenty-seven
                                                                            Weeks Ended             Weeks Ended
                                                                               May 1,                  May 3,
                                                                               2004                    2003
                                                                               ----                    ----
Operating activities
Net income                                                                   $435,378                $372,007
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                             334,020                 387,841
    Income tax equivalent provision                                           290,000                 240,000
    Straight-line impact of rent escalations                                   24,438                  47,641
    Miscellaneous                                                              12,994                  (8,132)
    Changes in operating assets and liabilities:
      Accounts receivable                                                     214,126                 (51,958)
      Inventories                                                            (152,006)               (151,669)
      Prepaid expenses and other current assets                               (31,211)                 33,832
      Trade accounts payable                                                  (74,123)                310,954
      Customer deposits                                                       107,821                   3,169
      Accrued expenses, other current liabilities
        and income taxes                                                     (252,286)               (398,083)
                                                                             --------                --------
Net cash provided by operating activities                                     909,151                 785,602
                                                                             --------                --------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                               (131,427)               (202,195)
Internet website development                                                        0                 (15,200)
Purchases of other assets                                                      (1,510)                      0
                                                                             --------                --------
Net cash used in investing activities                                        (132,937)               (217,395)
                                                                             --------                --------
Financing activities
Net payments on revolving credit facility                                    (671,585)               (507,353)
Preferred Stock dividends paid                                                (35,436)                (35,436)
Principal payments on capital lease obligations                                     0                 (22,420)
Fees paid in connection with new credit facility                              (67,704)                      -
                                                                             --------                --------
Net cash used in financing activities                                        (774,725)               (565,209)
                                                                             --------                --------
Increase in cash and cash equivalents                                           1,489                   2,998
Cash and cash equivalents at beginning of period                               16,000                  15,990
                                                                             --------                --------
Cash and cash equivalents at end of period                                    $17,489                 $18,988
                                                                             ========                ========


Supplemental cash flow information:
Interest paid                                                                $128,000                $181,000
                                                                             ========                ========
Taxes paid                                                                   $110,000                  $2,000
                                                                             ========                ========

See accompanying notes to financial statements.




                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                   May 1, 2004
                                   (Unaudited)

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

Fiscal 2004 is a fifty-two week year. Fiscal 2003 was a fifty-three week year and, as a result, the first quarter included fourteen weeks as compared to thirteen weeks for the same quarter this year. Operating results for the twenty-six week period ended May 1, 2004 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending October 30, 2004. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 1, 2003.

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

Certain items in the 2003 six-month and second quarter Statements of Operations have been reclassified to conform to the 2004 presentation.

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

The interest rate on all borrowings under the new credit facility is 0.25% over Webster Bank's prime rate (4.25% at May 1, 2004) or LIBOR plus 2.75%, at the Company's option. The Company agreed to pay Webster a $25,000 commitment fee, payable in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company will also pay Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company paid all outstanding amounts due to Wells Fargo, aggregating $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

In connection with the new credit facility, the Company granted Webster a senior security interest in all of the Company's assets. The credit facility provides Webster with rights of acceleration upon the occurrence of certain customary events of default. Among other things, the Company is restricted from paying dividends on its Common Stock, retiring or repurchasing its Common Stock and entering into additional indebtedness (as defined).

Pursuant to the new credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain monthly and quarterly levels of earnings before interest, taxes, depreciation and amortization.
Additionally, the Company's annual capital expenditures cannot exceed a predetermined amount.

As the new credit facility expires in five years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at May 1, 2004 ($2,054,000), under the new credit facility as a long-term liability.

3. Net Advertising Expense

In accordance with EITF 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" ("EITF 02-16") which addresses how and when to reflect consideration received from suppliers in the financial statements, the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Net advertising expense for the twenty-six and twenty-seven weeks ended May 1, 2004 and May 3, 2003 was $335,000 and $400,000, respectively. Net advertising expense for the second quarter of fiscal 2004 and 2003 was $130,000 and $120,000, respectively.

4. Income (Loss) Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the twenty-six and twenty-seven weeks ended May 1, 2004 and May 3, 2003 was computed based on the weighted average number of common shares outstanding. For these periods, common equivalent shares relating to stock options, aggregating 40,313 and 38,510, respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. All other stock options and warrants were not included since they were anti-dilutive.

The basic and diluted income per share for the second quarter of fiscal 2004 and 2003 was computed based on the weighted average number of common shares outstanding. For the second quarter ended May 1, 2004, common equivalent shares relating to stock options aggregating 69,893 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. No common equivalent shares relating to stock options were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the second quarter ended May 3, 2003 as their effect was anti-dilutive. No other options or warrants were included for the second quarter of fiscal 2004 and 2003, since they were anti-dilutive.

The conversion price of the Company's preferred stock is $1.2333. As a result, common equivalent shares of 670,559 relating to the conversion of the preferred stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the twenty-six and twenty-seven weeks ended May 1, 2004 and May 3, 2003, respectively. For the second quarter of fiscal 2004 and 2003, common equivalent shares of 670,559 relating to the conversion of the preferred stock were not included in the weighted average number of common shares outstanding for the diluted earnings per share computation as their effect was anti-dilutive.

5. Income Taxes (Benefit)

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

For the twenty-six and twenty-seven weeks ended May 1, 2004 and May 3, 2003, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $290,000 (40.0% effective tax rate) and $240,000 (39.2% effective tax rate), respectively. For the second quarter of fiscal 2004, the Company recorded an income tax provision of $70,000 (45.1% effective tax rate), as compared to an income tax benefit of $37,000 (43.2% effective tax benefit) for the same quarter of fiscal 2003. The income tax equivalent provisions will not materially affect the Company's tax liability.

6. Goodwill and Other Intangible Assets

In accordance with Statements of Financial Accounting Standard ("SFAS") SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS 142. Other intangible assets continue to be amortized over their estimated useful lives.

The Company follows the provisions of SFAS No. 142, and accordingly, both goodwill and the Company's other intangible asset, reorganization value in excess of amounts allocable to identifiable assets, are no longer amortized but are instead subject to an annual impairment test.

In the second quarter of fiscal 2004 and fiscal 2003, the Company engaged a qualified independent firm to perform a valuation of the Company and to prepare the necessary goodwill impairment analysis. After completion, this independent firm found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset will continue to be tested annually to identify if impairment has occurred.

7. New Store Opening

On May 3, 2004, the Company entered into a ten-year lease for a new 4,500 square foot Harvey showroom in Bridgewater, New Jersey. The building will be constructed by the landlord and provided to the Company in the fall of 2004. The Company expects to open this new showroom late in the year. This will be the Company's tenth retail store.

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

The Company has also retained special environmental counsel for advice with respect to PADEP's request for information and other matters with respect to the claim.

Furthermore, the number of other parties that may be responsible, their ability to share in the cost of a clean up and whether the Company's existing or prior insurance policies provide coverage for this matter is not known. At this time, the Company believes it is impossible for the Company to determine the outcome or cost to the Company of this matter.


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

Twenty-Six and Thirteen Weeks Ended May 1, 2004 as Compared to Twenty-Seven and Thirteen Weeks Ended May 3, 2003

Net Income. The Company's pre-tax income for the twenty-six weeks ended May 1, 2004 increased approximately 18.5% to $725,000 from $612,000 for the twenty-seven weeks ended May 3, 2003. Net income for the twenty-six weeks ended May 1, 2004 increased approximately 17% to $435,000, from $372,000 for the twenty-seven weeks ended May 3, 2003.

The Company's pre-tax income for the second quarter of fiscal 2004 increased to $155,000, as compared to a pre-tax loss of $86,000 for the same quarter last year. Net income for the second quarter of fiscal 2004 increased to $85,000, as compared to a net loss of $49,000 for the same quarter last year.

To supplement the Company's financial statements presented in accordance with generally accepted accounting principles ("GAAP"), the Company uses non-GAAP measures of earnings before interest, taxes, depreciation and amortization "EBITDA"). The Company's Management reviews these non GAAP measures internally to evaluate the Company's performance and manage its operations and believes it is an important measure in evaluating the Company's financial performance. In addition, since the Company has historically provided non-GAAP results and guidance to the investment community, the Company believes that the inclusion of non-GAAP financial measures provides consistent and comparable measures to help investors understand the Company's current and future operating results.

For the twenty-six weeks ended May 1, 2004, EBITDA aggregated $1,170,000, as compared to $1,176,000 for the twenty-seven weeks ended May 3, 2003. (EBITDA for the first six months of 2004 was calculated as follows: pre-tax income of $725,000, plus interest of $111,000 and depreciation and amortization of $334,000. EBITDA for the first six months of fiscal 2003 was calculated as follows: pre-tax income of $612,000, plus interest of $176,000 and depreciation and amortization of $388,000.)

For the second quarter of fiscal 2004, EBITDA increased to $388,000, from $199,000 for the second quarter of fiscal 2003. (EBITDA for the second quarter of fiscal 2004 is calculated as follows: pre-tax income of $155,000, plus interest of $59,000 and depreciation and amortization of $174,000. EBITDA for the second quarter of fiscal 2003 is calculated as follows: pre-tax loss of $86,000 plus interest of $88,000 and depreciation and amortization of $197,000.)

The Company's net income for the first half of fiscal 2004 and 2003, included net advertising expense of $335,000 and $400,000, respectively. Net income for the second quarter of fiscal 2004 included net advertising expense of $130,000, while the net loss for the same quarter of fiscal 2003 included net advertising expense of $120,000. The Company's advertising presence for the first half of fiscal 2004 remained consistent with the same period in fiscal 2003. The Company's gross advertising expenditures were approximately $1,467,000 for the first half of fiscal 2004, as compared to approximately $1,490,000 for the same period last year.

For the twenty-six and twenty-seven weeks ended May 1, 2004 and May 3, 2003, the income tax equivalent provision recorded by the Company was $290,000 (40% effective tax rate) and $240,000 (39.2% effective tax rate), respectively. In the second quarter of fiscal 2004, the Company recorded an income tax equivalent provision of $70,000 (45.1% effective tax rate) as compared to an income tax equivalent benefit of $37,000 (43.2% effective tax benefit) for the same quarter of fiscal 2003.

Management believes the Company's pre-tax loss for the second quarter of fiscal 2003, was negatively impacted by the Iraq war.

Revenues. For the second quarter of fiscal 2004, net sales aggregated $10,346,000, an increase of approximately $482,000 or 4.9% from the same quarter last year. Comparable store sales for the second quarter of fiscal 2004 increased approximately $548,000 or 5.6% from the same quarter last year.

For the twenty-six weeks ended May 1, 2004, net sales aggregated $22,742,000 as compared to $22,878,000 for the twenty-seven weeks ended May 2, 2003. It is important to note that fiscal 2003 was a fifty-three week year, as the first quarter of fiscal 2003 included fourteen weeks. As a result, comparable store sales for the twenty-six weeks ended May 1, 2004, increased approximately $800,000 or 3.6% from the same period last year.

The Company believes its sales results compare favorably to other reporting consumer electronics specialty retailers in the industry. Additionally, Management believes that second quarter sales for fiscal 2003 were negatively impacted by the Iraq war.

The Company's increase in comparable store sales for the second quarter of fiscal 2004, was due primarily to the strong results of its Eatontown, New Jersey, Mount Kisco, New York, Greenwich, Connecticut and its retail store located within ABC Carpet & Home in lower Manhattan.

The Company continues to benefit from expanding revenues as a result of unabated strong demand for its custom installation services. Additionally, despite increased competition, customer demand continues to be strong for new digital video products including plasma flat screen, LCD flat panel, high-definition and DLP televisions and related custom home installations. Custom installation projects continue to increase and accounted for 58% of net sales for the first half of fiscal 2004 as compared to approximately 53% of net sales for the same period last year. Custom installation sales, including both equipment sales and labor income, increased approximately 10.5% to $13.4 million in the first half of fiscal 2004, as compared to $12.1 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

The Company believes it differentiates itself by offering sophisticated custom installation services, including programming capabilities that address complex technological integration issues giving its customers easy remote control operations for a variety of functions. Management believes installations of dedicated theater rooms and lighting systems in the home, as well as distributed audio and network cabling will continue to attract affluent customers to the Company. The theater room will be the forefront of the smart home, for the desired integration of all electronics, lighting, security and networking within the home. These offerings should continue to benefit sales, enhance gross margins and improve overall store profitability.

In the latter part of fiscal 2004, the Company will endeavor to expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. We will also attempt to reach out to real estate agencies and new construction developments to expand our revenue base. These will be significant initiatives for the remainder of fiscal 2004 and beyond.

The Company's marketing efforts remained significant for the first half of fiscal 2004, which the Company believes continued to drive sales. These efforts included radio, newspaper and direct mail advertisements, and the continued promotion of the Company's website, www.harveyonline.com. For the remainder of fiscal 2004, the Company anticipates that its advertising expenditures will not be materially reduced and will be used primarily for radio, print and direct mail advertising. The Company anticipates that it will continue to promote its brand and image to both men and women using its campaign, "Harvey. Extraordinary in Every Way."

Also,  for the  remainder  of fiscal  2004,  the  Company  will  endeavor to put additional efforts and resources into its important customer relations management initiatives and will be more aggressive with direct mail, specific e-mail and customer loyalty programs.

Cost and Expenses. Total cost of goods sold for the twenty-six weeks ended May 1, 2004 decreased approximately 1.6% from the twenty-seven weeks ended May 3, 2003. Cost of goods sold for the second quarter of fiscal 2004 increased approximately 2% from the same quarter last year. The decrease for the twenty-six week period of fiscal 2004 was due to the slight decrease in sales, and was offset by stronger gross profit margins. The increase for the second quarter of fiscal 2004 was due to increased sales and was offset by the improved gross profit margin.

The gross profit margin for the first half of fiscal 2004 increased to 41.2% from 40.6% for the same period last year. The gross profit margin for the second quarter of fiscal 2004 increased to 42.3% from 40.6% for the same quarter last year.

The gross profit margin for the first half of fiscal 2004 improved despite an overall reduction in sales of higher margin audio products. Management believes the consumer electronics industry is generally suffering a decline in gross margin from this shift in business. The Company is concentrating its efforts in reviving its higher margin audio business by better demonstrating audio products to its customers and successfully bundling more audio components with its video sales. This has recently been successful for the Company. In the second quarter of fiscal 2004, the Company's audio business increased to 46.3% of net sales from 45.3% for the second quarter last year.

Additionally, the overall improvement in the gross profit margin was due to the following factors: The new digital and flat screen video products are sold at higher margins than analog products; analog video products have almost been eliminated entirely from the Company's product mix in fiscal 2004; and further, the Company has been successful with the sales of higher margin labor income, furniture, accessories, cable and extended warranties.

Selling, general and administrative expenses ("SG&A Expenses") for the twenty-six weeks ended May 1, 2004 increased by approximately $9,000 or less than one percent, as compared to the twenty-seven weeks ended May 3, 2003. SG&A expenses for the second quarter of fiscal 2004 increased by approximately $130,000 or 3.2%, as compared to the same quarter last year.

Comparable SG&A expenses, for the twenty-six weeks ended May 1, 2004, increased approximately $301,000 or 3.7% as compared to the same period last year. Comparable SG&A expenses increased from additional payroll and payroll related costs, occupancy costs, truck expenses and various other general and store operating expenses, offset by a decrease in advertising expense, depreciation and amortization and communications expense.

The Company plans to continue to hire additional custom installation personnel and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan. The Company also plans to continue its significant advertising expenditures for the latter part of fiscal 2004, which will remain consistent with the prior year.

Interest expense for the twenty-six weeks ended May 1, 2004 decreased by approximately $65,000 or 37% from the twenty-seven weeks ended May 3, 2003. For the second quarter of fiscal 2004, interest expense decreased approximately $29,000 or 32.5% from the same quarter last year. This was primarily due to reduced borrowings and lower costs relating to the new credit facility.

In connection with the Company's emergency from its reorganization proceeding, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and pre-organization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-organization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction or reorganization value in excess of amounts allocable to identifiable assets until exhausted, and thereafter as a direct addition to paid-in capital It is important to note that the income tax equivalent provisions for the first half of fiscal 2004 and 2003, will not require a material use of the Company's cash.


Liquidity and Capital Resources

At May 1, 2004 and November 1, 2003, the Company's ratio of current assets to current liabilities was 1.58 and 1.55, respectively.

The improvement in the current ratio at May 1, 2004 was positively impacted by the Company's pre-tax income. Other factors improving working capital included an increase in prepaid expenses and other current assets and a decrease in accounts payable, offset by a decrease in accounts receivable and an increase in customer deposits.

Net cash provided by operating activities was $909,000 for the twenty-six weeks ended May, 1, 2004 as compared to $786,000 for the twenty-seven weeks ended May 3, 2003.

Net cash used in financing activities was $775,000 for the first half of fiscal 2004, as compared to $565,000 for the same period last year. Financing activities for the first half of fiscal 2004 included net payments of $672,000, reducing the revolving line of credit facility, preferred stock dividends paid of $35,000 and commitment and deferred legal fees relating to the new credit facility of $68,000. Financing activities for the first half of fiscal 2003 included net payments of $507,000, reducing the revolving line of credit facility, preferred stock dividends paid of $35,000 and principal payments on capital leases of $22,000.

In November 2003, the Company entered into a new five-year $7.5 million credit facility with Webster Business Credit Corporation ("Webster"), a subsidiary of Connecticut based Webster Bank. This new credit facility replaced the credit facility with Wells Fargo Retail Finance, ("Wells Fargo"). Under the new credit facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible credit card receivables and inventory, less certain reserves, as defined. The credit facility expires November 21, 2008.

The interest rate on all borrowings under the new credit facility is 0.25% over Webster Bank's prime rate or LIBOR plus 2.75%, at the Company's option. The Company agreed to pay Webster a $25,000 commitment fee, payable in two equal installments of $12,500, on November 21, 2003 and November 21, 2004,
respectively. Under the credit facility, the Company will also pay Webster a reduced maintenance fee of $1,000 per month and an unused line fee based on a formula, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company satisfied all outstanding amounts due to Wells Fargo, in the amount of $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

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

At June 14, 2004, there was approximately $2,175,000 in outstanding borrowings under the new credit facility, with approximately $3,361,000 available to borrow under this credit facility.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. At May 1, 2004, 827 shares of Preferred Stock were issued and outstanding. The Company's Preferred Stock is convertible into 670,559 shares of Common Stock.

On May 3, 2004, the Company entered into a ten-year lease for a new 4,500 square foot Harvey showroom in Bridgewater, New Jersey. The building will be constructed by the landlord and provided to the Company in the fall of 2004. The Company expects to open this new showroom late in the year. This will be the Company's tenth retail store. The Company plans to finance all necessary leaseholds, security deposits, furniture and fixtures, pre-opening costs and inventory, expected to aggregate between $1,000,000 - $1,200,000, with its new credit facility. The Company expects to make improvements to certain of its Harvey retail showrooms, including the planned installation of a movie theater within one of its stores. Miscellaneous purchases of equipment and other assets for the remainder of fiscal 2004 are not expected to be significant.

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

Management does not believe that inflation has had a material effect on our results of operations for the first half of fiscal 2004. However, we cannot predict accurately the effect of inflation on future operating results.

Management believes that cash on hand, cash flow from operations and funds made available under the new credit facility with Webster, will be sufficient to meet the Company's anticipated working capital and capital expenditure needs for at least the next twelve-month period.

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered (May 1, 2004) by this report, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting (as required by the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II. OTHER INFORMATION:

Items 2, 3, 4 and 5 were not applicable in the second quarter ended May 1, 2004.

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

The Company has also retained special environmental counsel for advice with respect to PADEP's request for information and other matters with respect to the claim.

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

On March 16, 2004, the Company filed Form 8-K with the Securities and Exchange Commission announcing its results for the first quarter of fiscal 2004.

On May 6, 2004, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it had signed a ten-year lease for a new retail store in Bridgewater, New Jersey.

On May 19, 2004, the Company filed Form 8-K with the Securities and Exchange Commission announcing that it had signed a Lease Modification and Extension Agreement, extending its lease for ten years, relating to its flagship store located at 2 West 45th Street in Manhattan.


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 15, 2004.

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