Form 10-Q
period 2004-07-31
HARVEY ELECTRONICS INC
filed 2004-09-14
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 31, 2004

         [  ]       TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from             to
                                        -----------    ----------

                          Commission File Number 1-4626
                          -----------------------------

                            Harvey Electronics, Inc.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

        New York                                      13-1534671
        --------                                      ----------
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

As of September 14, 2004, 3,324,525 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX



PART I.       Financial Information

Item 1.       Financial Statements:                                                             Page No.
-------       ---------------------                                                             --------

              Statements of Operations (Unaudited) - Thirty-nine and Forty Weeks ended July 31, 2004 and August 2, 2003 and Thirteen Weeks Ended
              July 31, 2004 and August 2, 2003
              ........................................................................................3

              Balance Sheets - July 31, 2004 (Unaudited) and November 1, 2003   ......................4

              Statement of Shareholders' Equity (Unaudited) - Thirty-nine Weeks ended July 31, 2004...................................................................5

              Statements of Cash Flows (Unaudited) - Thirty-nine and Forty Weeks ended July 31, 2004 and August 2,
                2003..................................................................................6

              Notes to Financial Statements (Unaudited)...............................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations ...............................................................13

Item 4.       Disclosure Controls and Procedures  ...................................................20

PART II.      Other Information

Item 1.       Legal Matters  ........................................................................21

Item 4.       Submission of Matters to a Vote of Security Holders....................................22

Item 6.       Exhibits and Reports on Form 8-K.......................................................22

Signatures ..........................................................................................23

Exhibit Number 31.1..................................................................................24
Exhibit Number 31.2..................................................................................26
Exhibit Number 32.1..................................................................................28
Exhibit Number 32.2................................................................................. 29

Part I Financial Information
Item I. Financial Statements
                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)


                                                         Thirty-nine     Forty        Thirteen       Thirteen
                                                         Weeks Ended    Weeks Ended   Weeks Ended    Weeks Ended
                                                          July 31,       August 2,     July 31,        August 2,
                                                            2004           2003         2004             2003
                                                            ----           ----         ----             ----

Net sales                                             $ 32,784,753   $ 32,784,134   $ 10,042,783    $  9,905,657
Interest and other income                                   48,324         56,702         26,164           6,000
                                                            ------         ------         ------           -----
                                                        32,833,077     32,840,836     10,068,947       9,911,657
                                                        ----------     ----------     ----------       ---------

Cost of sales                                           19,267,409     19,373,356      5,888,883       5,772,800
Selling, general and administrative expenses            12,630,325     12,568,874      4,080,844       4,028,026
Interest expense                                           149,685        263,197         38,940          87,429
                                                           -------        -------         ------          ------
                                                        32,047,419     32,205,427     10,008,667       9,888,255
                                                        ----------     ----------     ----------       ---------

Income before income taxes (benefit)                       785,658        635,409         60,280          23,402
Income taxes (benefit)                                     260,000        250,000        (30,000)         10,000
                                                           -------        -------        -------          ------
                                                           525,658        385,409         90,280          13,402

Preferred Stock dividend requirement                        52,722         52,722         17,574          17,574
Net income (loss) applicable to Common Stock          $    472,936   $    332,687   $     72,706    ($     4,172)
                                                      ============   ============   ============    ============

Net income (loss) per share applicable to common shareholders:
  Basic                                               $       0.14   $       0.10   $       0.02    ($      0.00)
                                                      ============   ============   ============    ============
  Diluted                                             $       0.12   $       0.08   $       0.02    ($      0.00)
                                                      ============   ============   ============    ============
Shares used in the calculation of net income (loss) per common share:
  Basic                                                  3,324,525      3,324,525      3,324,525       3,324,525
                                                         =========      =========      =========       =========
  Diluted                                                4,029,912      4,036,265      3,397,143       3,324,525
                                                         =========      =========      =========       =========

See accompanying notes to financial statements

                            Harvey Electronics, Inc.
                                 Balance Sheets


                                                                             July 31, 2004          November 1,
Assets                                                                        (Unaudited)            2003 (1(1)
------                                                                        -----------            ----------
Current assets:
   Cash and cash equivalents                                                      $18,990             $16,000
   Accounts receivable, less allowance of $20,000 and $20,000                     683,001             751,293
   Inventories                                                                  7,380,905           7,416,978
   Prepaid expenses and other current assets                                      275,600             177,394
                                                                                  -------             -------
Total current assets                                                            8,358,496           8,361,665
                                                                                ---------           ---------
Property and equipment:
   Leasehold improvements                                                       3,685,990           3,640,023
   Furniture, fixtures and equipment                                            2,262,437           2,103,964
   Internet website                                                               456,870             456,870
                                                                                  -------             -------
                                                                                6,405,297           6,200,857
   Less accumulated depreciation and amortization                               3,913,979           3,433,969
                                                                                ---------           ---------
                                                                                2,491,318           2,766,888
Equipment under capital leases, less accummulated amortization
  of $389,838 and $384,706                                                          7,983              13,115
Goodwill                                                                          125,000             125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                             531,440             791,440
Other assets, less accumulated amortization of $267,196 and $248,769              320,870             266,498
                                                                                  -------             -------
Total assets                                                                  $11,835,107         $12,324,606
                                                                              ===========         ===========
Liabilities and shareholders' equity Current liabilities:
  Trade accounts payable                                                       $2,319,863          $2,280,019
  Customer deposits                                                             1,653,234           1,693,263
  Accrued expenses and other current liabilities                                1,441,570           1,310,278
  Income taxes                                                                          0             104,500
  Cumulative Preferred Stock dividends payable                                      5,859              23,432
                                                                                    -----              ------
Total current liabilities                                                       5,420,526           5,411,492
                                                                                ---------           ---------

Long-term liabilities:
  Revolving line of credit facility                                             1,710,631           2,725,603
  Deferred rent                                                                   264,841             242,737
                                                                                  -------             -------
Total long-term liabilities                                                     1,975,472           2,968,340
                                                                                ---------           ---------

Commitments and contingencies
Shareholders' equity:
8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
authorized 10,000 shares; issued and outstanding 827 shares (aggregate
liquidation preference--$827,000)                                                  379,982             379,982
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,324,525 shares                                          33,245              33,245
  Additional paid-in capital                                                    7,622,704           7,601,305
  Accumulated deficit                                                          (3,596,822)         (4,069,758)
                                                                               ----------          ----------
Total shareholders' equity                                                      4,439,109           3,944,774
                                                                                ---------           ---------
Total liabilities and shareholders' equity                                    $11,835,107         $12,324,606
                                                                              ===========         ===========

(1) Derived from the audited financial statements at November 1, 2003. See accompanying notes to financial statements.

                        Statement of Shareholders' Equity
                                   (Unaudited)


                                                                                             Additional                   Total
                                             Preferred Stock            Common Stock          Paid-in    Accumulated  Shareholders'
                                         Shares       Amount         Shares         Amount    Capital      Deficit          Equity
                                         ------       ------         ------         ------    -------      -------          ------
Balance at November 1, 2003                 827   $   379,982     3,324,525   $    33,245   $ 7,601,305   $(4,069,758)  $ 3,944,774
Net income for the period                     -             -             -             -             -       525,658       525,658
Preferred Stock dividend                      -             -             -             -             -       (52,722)      (52,722)
Return of a shareholder's profits
from short-swing trades
                                              -             -             -             -        21,399             -        21,399
                                                                                                 ------                      ------
Balance at July 31, 2004                    827   $   379,982     3,324,525   $    33,245   $ 7,622,704   ($3,596,822)  $ 4,439,109
                                            ===   ===========     =========   ===========   ===========   ===========   ===========

See accompanying notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows
                                   (Unaudited)


                                                                    Thirty-nine                Forty
                                                                    Weeks Ended             Weeks Ended
                                                                     July 31,                August 2,
                                                                       2004                     2003
                                                                       ----                     ----
Operating activities
Net income                                                            $525,658               $385,409
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                      503,569                580,142
    Income tax equivalent provision                                    260,000                250,000
    Straight-line impact of rent escalations                            22,104                 69,628
    Miscellaneous                                                       26,710                (14,128)
    Changes in operating assets and liabilities:
      Accounts receivable                                               68,292               (219,192)
      Inventories                                                       36,073               (200,424)
      Prepaid expenses and other current assets                         (6,777)                62,255
      Trade accounts payable                                            39,844               (366,821)
      Customer deposits                                                (40,029)               310,420
      Accrued expenses, other current liabilities
        and income taxes                                               (64,637)               (36,136)
                                                                       -------                -------
Net cash provided by operating activities                            1,370,807                821,153
                                                                     ---------                -------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                        (204,440)              (249,558)
Internet website development                                                 0                (15,200)
Purchases of other assets                                               (3,948)                  (975)
Security deposits-net                                                  (27,765)                     0
                                                                       -------                      -
Net cash used in investing activities                                 (236,153)              (265,733)
                                                                      --------               --------
Financing activities
Net payments on revolving credit facility                           (1,014,972)              (461,841)
Preferred Stock dividends paid                                         (70,295)               (70,295)
Principal payments on capital lease obligations                              0                (20,285)
Proceeds from shareholder short-swing profits                           21,399                      0
Fees paid in connection with new credit facility                       (67,796)                     0
                                                                       -------                      -
Net cash used in financing activities                               (1,131,664)              (552,421)
                                                                    ----------               --------
Increase in cash and cash equivalents                                    2,990                  2,999
Cash and cash equivalents at beginning of period                        16,000                 15,990
                                                                        ------                 ------
Cash and cash equivalents at end of period                             $18,990                $18,989
                                                                       =======                =======


Supplemental cash flow information:
Interest paid                                                         $175,000               $251,000
                                                                      ========               ========
Taxes paid                                                            $137,000                $12,000
                                                                      ========                =======

See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)

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

Fiscal 2004 is a fifty-two week year. Fiscal 2003 was a fifty-three week year and, as a result, the first quarter included fourteen weeks as compared to thirteen weeks for the same quarter this year. Operating results for the thirty-nine week period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending October 30, 2004. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by a strong holiday demand. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 1, 2003.

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

Certain items, as previously reported, have been reclassified to conform to the 2004 presentation.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)

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

The interest rate on all borrowings under the new credit facility is 0.25% over Webster Bank's prime rate (4.25% at July 31, 2004) or LIBOR plus 2.75%, at the Company's option. The Company agreed to pay Webster a $25,000 commitment fee, payable in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company will also pay Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company paid all outstanding amounts due to Wells Fargo, aggregating $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

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

As the new credit facility expires in five years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at July 31, 2004 ($1,711,000), under the new credit facility as a long-term liability.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)

3. Net Advertising Expense

In accordance with EITF 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" ("EITF 02-16") which addresses how and when to reflect consideration received from suppliers in the financial statements, the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Net advertising expense for the thirty-nine and forty weeks ended July 31, 2004 and August 2, 2003 was $440,000 and $500,000, respectively. Net advertising expense for the third quarter of fiscal 2004 and 2003 was $105,000 and $100,000, respectively.

4. Income (Loss) Per Share

Basic and diluted income (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the thirty-nine and forty weeks ended July 31, 2004 and August 2, 2003 was computed based on the weighted average number of common shares outstanding. For these periods, common equivalent shares relating to stock options, aggregating 50,385 and 37,139, respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. All other stock options and warrants were not included since they were anti-dilutive.

The basic and diluted income (loss) per share for the third quarter of fiscal 2004 and 2003 was computed based on the weighted average number of common shares outstanding. For the third quarter ended July 31, 2004, common equivalent shares relating to stock options aggregating 72,618 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. No common equivalent shares relating to stock options were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the third quarter ended August 2, 2003 as their effect was anti-dilutive. No other options or warrants were included for the third quarter of fiscal 2004 and 2003, since they were anti-dilutive.

The conversion price of the Company's preferred stock is $1.2333. As a result, common equivalent shares of 670,559 relating to the conversion of the preferred stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the thirty-nine and forty weeks ended July 31, 2004 and August 2, 2003, respectively. For the third quarter of fiscal 2004 and 2003, common equivalent shares of 670,559 relating to the conversion of the preferred stock were excluded from the weighted average number of common shares outstanding for the diluted earnings per share computation, as their effect was anti-dilutive.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)

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

For the thirty-nine and forty weeks ended July 31, 2004 and August 2, 2003, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $260,000 (33.1% effective tax rate) and $250,000 (39.3% effective tax rate), respectively. For the third quarter of fiscal 2004, the Company recorded an income tax benefit of $30,000 (49.8% effective tax benefit), as compared to an income tax provision of $10,000 (42.7% effective tax rate) for the same quarter of fiscal 2003. The income tax equivalent provisions will not materially affect the Company's tax liability.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)

7. New Store Opening

On May 3, 2004, the Company entered into a ten-year lease for a new 4,500 square foot Harvey showroom in Bridgewater, New Jersey. The building will be constructed by the landlord and provided to the Company in the winter of 2004. The Company expects to open this new showroom in early 2005. This will be the Company's tenth retail store.

8. Inventories

Inventories have been valued at average cost, based upon gross profit percentages apply to sales.

9. Other

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)

9. Other (continued)

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)


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

Thirty-Nine and Thirteen Weeks Ended July 31, 2004 as Compared to Forty and Thirteen Weeks Ended August 2, 2003

Net Income. The Company's pre-tax income for the thirty-nine weeks ended July 31, 2004 increased approximately 23.8% to $786,000 from $635,000 for the forty weeks ended August 2, 2003. Net income for the thirty-nine weeks ended July 31, 2004 increased approximately 36.6% to $526,000 from $385,000 for the forty weeks ended August 2, 2003.

The Company's pre-tax income for the third quarter of fiscal 2004 increased to $60,000 from $23,000 for the same quarter last year. Net income for the third quarter of fiscal 2004 increased to $90,000, after a $30,000 tax benefit, as compared to $13,000 for the same quarter last year.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)

Net Income (continued)
For the thirty-nine weeks ended July 31, 2004, EBITDA aggregated $1,439,000, as compared to $1,479,000 for the forty weeks ended August 2, 2003. (EBITDA for the first nine months of 2004 was calculated as follows: pre-tax income of $786,000, plus interest of $150,000 and depreciation and amortization of $503,000. EBITDA for the first nine months of fiscal 2003 was calculated as follows: pre-tax income of $635,000, plus interest of $263,000 and depreciation and amortization of $581,000).

For the third quarter of fiscal 2004, EBITDA aggregated $269,000 as compared to $303,000 for the same quarter last year. (EBITDA for the third quarter of fiscal 2004 is calculated as follows: pre-tax income of $60,000 plus interest of $39,000 and depreciation and amortization of $170,000. EBITDA for the third quarter of fiscal 2003 is calculated as follows: pre-tax income of $23,000 plus interest of $88,000 and depreciation and amortization of $192,000).

The Company's net income for the first nine months of fiscal 2004 and 2003 included net advertising expense of $440,000 and $500,000, respectively. Net income for the third quarter of fiscal 2004 and 2003 included net advertising expense of $105,000 and $100,000, respectively. The Company's gross advertising expenditures for the nine months of fiscal 2004 increased approximately 4.2% to $2,125,000, as compared to $2,040,000 for the same period last year. The decrease in net advertising expense for the nine months ended July 31, 2004, was due to the estimated increases in advertising income for this period.

For the thirty-nine and forty weeks ended July 31, 2004 and August 2, 2003, the income tax equivalent provision recorded by the Company was $260,000 (33.1% effective tax rate) and $250,000 (39.3% effective tax rate), respectively. In the third quarter of fiscal 2004, the Company recorded an income tax equivalent benefit of $30,000 (49.8% effective tax benefit) as compared to an income tax equivalent provision of $10,000 (42.7% effective tax rate) for the same quarter of fiscal 2003.

Management believes the Company's results for the second quarter of fiscal 2003 were negatively impacted by the Iraq war.

Revenues. For the third quarter ended July 31, 2004, net sales aggregated $10,043,000, an increase of $137,000 or 1.4% from the same quarter last year. Comparable store sales for the third quarter of fiscal 2004 increased approximately $195,000 or 2% from the same quarter last year.

For the thirty-nine weeks ended July 31, 2004, net sales aggregated $32,785,000 and remained consistent with net sales for the forty weeks ended August 2, 2003. It is important to note that fiscal 2003 was a fifty-three week year, as the first quarter of fiscal 2003 included fourteen weeks. As a result, comparable store sales for the thirty-nine weeks ended July 31, 2004 increased approximately $991,000 or 3.1% from the same period last year.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)

Revenues (continued)
The Company believes its sales results compare favorably to other similar reporting consumer electronics specialty retailers in the industry. Additionally, Management believes that second quarter sales for fiscal 2003 were negatively impacted by the Iraq war.

The Company's increase in comparable store sales for the third quarter of fiscal 2004 was due primarily to the strong results of its Paramus, New Jersey and Greenvale, Long Island Harvey stores and its Bang and Olufsen branded store in lower Manhattan.

The Company believes it continues to benefit from expanding revenues as a result of unabated strong demand for its custom installation services. Additionally, despite increased competition, customer demand continues to be strong for new digital video products including plasma flat screen, LCD flat panel, high-definition and DLP televisions and related custom home installations. Custom installation projects continue to increase and accounted for 59% of net sales for the first nine months of fiscal 2004 as compared to approximately 55% of net sales for the same period last year. Custom installation sales, including both equipment sales and labor income, increased approximately 8.1% to $19.4 million for the first nine months of fiscal 2004, as compared to $18 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

In the latter part of fiscal 2004, the Company plans to expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. We will also attempt to reach out to new construction developments to expand our revenue base. These will be initiatives for the remainder of fiscal 2004 and beyond.

The Company's marketing efforts remained significant for the nine months of fiscal 2004, which the Company believes continued to drive sales. These efforts included radio, newspaper and direct mail advertisements, and the continued promotion of the Company's website, www.harveyonline.com. For the remainder of fiscal 2004, the Company anticipates that its advertising expenditures will not be materially reduced and will be used primarily for radio, print and direct mail advertising. The Company anticipates that it will continue to promote its brand and image to both men and women using its campaign, "Harvey. Extraordinary in Every Way." The Company expects to make certain improvements to its website in the first half of fiscal 2005.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)

Revenues (continued)
Also, for the remainder of fiscal 2004, the Company plans to put additional efforts and resources into its important customer relations management initiatives and plans to be more aggressive with direct mail and specific e-mail to its customers.

Cost and Expenses. Total cost of goods sold for the thirty-nine weeks ended July 31, 2004 decreased approximately .6% from the forty weeks ended August 2, 2003. Cost of goods sold for the third quarter of fiscal 2004 increased approximately 2% from the same quarter last year. The decrease for the thirty-nine week period of fiscal 2004 was due to stronger gross profit margins. The increase for the third quarter of fiscal 2004 was due to increased sales and by the slight decrease in the gross profit margin.

The gross profit margin for the first nine months of fiscal 2004 increased to 41.2% from 40.9% for the same period last year. The gross profit margin for the third quarter of fiscal 2004 decreased slightly to 41.4% from 41.7% for the same quarter last year.

The gross profit margin for the first nine months of fiscal 2004 improved despite an overall reduction in sales of higher margin audio products. Management believes the consumer electronics industry is generally suffering a decline in gross margin from this shift in business. The Company is concentrating its efforts in reviving its higher margin audio business by better demonstrating audio products to its customers and successfully bundling more audio components with its video sales. This has recently been successful for the Company. In the second and third quarters of fiscal 2004, the Company's audio business has increased, compared to the same quarters last year.

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

Selling, general and administrative expenses ("SG&A Expenses") for the thirty-nine weeks ended July 31, 2004 increased by approximately $61,000 or less than one percent, as compared to the forty weeks ended August 2, 2003. SG&A expenses for the third quarter of fiscal 2004 increased by approximately $53,000 or 1.3%, as compared to the same quarter last year.

Comparable SG&A expenses, for the thirty-nine weeks ended July 31, 2004, increased approximately $321,000 or 2.6% as compared to the same period last year. Comparable SG&A expenses increased from additional payroll and payroll related costs, occupancy costs, truck expenses and various other general and store operating expenses, offset by a decrease in advertising expense, depreciation and amortization, communications expense and professional fees.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)


Cost and Expenses. (Continued)
The Company plans to continue to hire additional custom installation personnel and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan.

Interest expense for the thirty-nine weeks ended July 31, 2004 decreased by approximately $114,000 or 43.1% from the forty weeks ended August 2, 2003. For the third quarter of fiscal 2004, interest expense decreased approximately $48,000 or 55.5% from the same quarter last year. This was primarily due to reduced borrowings and lower costs relating to the new credit facility.

In connection with the Company's emergency from its reorganization proceeding, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and pre-organization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-organization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction or reorganization value in excess of amounts allocable to identifiable assets until exhausted, and thereafter as a direct addition to paid-in capital It is important to note that the income tax equivalent provisions for the first nine months of fiscal 2004 and 2003, will not require a material use of the Company's cash.


Liquidity and Capital Resources

At July 31, 2004 and November 1, 2003, the Company's ratio of current assets to current liabilities remained relatively stable at 1.54 and 1.55, respectively.

Net cash provided by operating activities was $1,371,000 for the thirty-nine weeks ended July 31, 2004, as compared to $821,000 for the forty weeks ended August 2, 2003. Cash provided from operating activities for the nine months ended July 31, 2004 was positively impacted by the increase in pre-tax income. The increase in cash provided from operating activities was also due to a decrease in accounts receivable and inventories, an increase in accounts payable and was offset by a decrease in customer deposits.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)

Liquidity and Capital Resources (continued)

Net cash used in investing activities was $236,000 for the first nine months of fiscal 2004, as compared to $266,000 for the same period last year. Net cash used for the purchase of property and equipment was $204,000 for the first nine months of fiscal 2004, as compared to $250,000 for the same period last year.

Net cash used in financing activities was $1,132,000 for the first nine months of fiscal 2004, as compared to $552,000 for the same period last year. Financing activities for the first nine months of fiscal 2004 included net payments of $1,015,000, reducing the revolving line of credit facility, preferred stock dividends paid of $70,000 and commitment and deferred legal fees relating to the new credit facility of $68,000. The Company also received $21,000 in the third quarter of fiscal 2004, representing the return of short-swing profits from a shareholder owning more than 5% of the Company's common stock. This amount offset net cash used in financing activities for the first nine months of fiscal 2004. Financing activities for the first nine months of fiscal 2003 included net payments of $462,000, reducing the revolving line of credit facility, preferred stock dividends paid of $70,000 and principal payments on capital leases of $20,000.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)


Liquidity and Capital Resources (continued)

At September 7, 2004, there was approximately $1,670,000 in outstanding borrowings under the new credit facility, with approximately $3,643,000 available to borrow under this credit facility.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. At July 31, 2004, 827 shares of Preferred Stock were issued and outstanding. The Company's Preferred Stock is convertible into 670,559 shares of Common Stock.

In May 2004, the Company entered into a ten-year lease for a new 4,500 square foot Harvey showroom in Bridgewater, New Jersey. The building will be constructed by the landlord and provided to the Company in the winter of 2004. The Company expects to open this new showroom in early 2005. This will be the Company's tenth retail store. The Company plans to finance all necessary leaseholds, security deposits, furniture and fixtures, pre-opening costs and inventory, expected to aggregate between $1,000,000 - $1,200,000, with its new credit facility. The Company expects to make improvements to certain of its Harvey retail showrooms, including the planned installation of a movie theater within one of its stores. Miscellaneous purchases of equipment and other assets for the remainder of fiscal 2004 are not expected to be significant.

The Company intends to continue its advertising campaign for the remainder of fiscal 2004, primarily with print, radio and direct mail.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The anticipated costs of maintaining and improving the website are not expected to be material for the remainder of 2004. The Company plans to make improvements to its website in fiscal 2005, which are not expected to require a significant use of cash.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)


Liquidity and Capital Resources (continued)

Management does not believe that inflation has had a material effect on our results of operations for the first nine months of fiscal 2004. However, we cannot predict accurately the effect of inflation on future operating results.

Management believes that cash on hand, cash flow from operations and funds made available under the new credit facility with Webster, will be sufficient to meet the Company's anticipated working capital and capital expenditure needs for at least the next twelve-month period.

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered (July 31, 2004) by this report, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting (as required by the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)


                           PART II. OTHER INFORMATION:

Items 2, 3 and 5 were not applicable in the third quarter ended July 31, 2004.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)

Item 1. Legal Matters (continued)

Furthermore, the number of other parties that may be responsible, their ability to share in the cost of a clean up and whether the Company's existing or prior insurance policies provide coverage for this matter is not known. At this time, it is impossible for the Company to determine the outcome or cost of the Company of this matter.

Item 4. Submission of Matters to a Vote of Security Holders

On June 24, 2004, the Company's shareholders at an Annual Meeting (i) elected Franklin C. Karp (2,679,694 shares in favor, 165,463 shares against), Joseph J. Calabrese (2,680,836 shares in favor, 164,321 against), Michael E. Recca (2,681,336 shares in favor, 163,821 shares against), Frederic J. Gruder (2,692,836 shares in favor, 152,321 shares against), Jeffrey A. Wurst (2,681,136 shares in favor, 164,021 shares against), William F. Kenny, III (2,693,036 shares in favor, 152,121 shares against), Nicholas A. Marshall (2,693,036 shares in favor, 152,121 shares against), and Ira J. Lamel (2,693,036 shares in favor, 152,121 shares against) as directors of the Company and (ii) ratified the appointment of BDO Seidman, LLP, the Company's independent auditors for the year ending October 30, 2004 (2,826,344 shares in favor, 107 shares against and 18,706 shares abstained).

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 31, 2004
                                   (Unaudited)


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2004.

                                                        Harvey Electronics, Inc.

                                                          By:/s/Franklin C. Karp
                                                          ----------------------
                                                                Franklin C. Karp
                                                                       President

                                                       By:/s/Joseph J. Calabrese
                                                       -------------------------
                                                             Joseph J. Calabrese
                                                 Executive Vice President, Chief
                                                  Financial Officer, Treasurer &
                                                                       Secretary