Form 10-K
period 2004-10-30
HARVEY ELECTRONICS INC
filed 2005-01-28
CIK 46043

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                    Form 10-K

 Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended October 30, 2004


  Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _____________ to __________________


                           Commission File No. 1-4626

                            Harvey Electronics, Inc.
                         (Name of issuer in its charter)

                       New York                        131534671
                       -----------------------------------------
            (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

                  205 Chubb Avenue, Lyndhurst, New Jersey 07071
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (201) 842-0078
                    -----------------------------------------

                  Securities registered under Section 12(b) of
                               the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 10, 2005; Common Stock 3,508,584 shares.

As of May 1, 2004, the aggregate market value of the registrant's Common Stock held by non-affiliates computed by reference to the price at which the stock was sold was $3,430,000. The shares of Common Stock are currently traded on the NASDAQ SmallCap Market under the symbols "HRVE".

                                TABLE OF CONTENTS



PART 1
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders

PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and
                Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure
  Item 9A. Disclosure Controls and Procedures

PART III

   Item 10. Directors and Executive Officers of the Registrant
   Item 11. Executive Compensation
   Item 12. Security Ownership of Certain Beneficial Owners and Management
   Item 13. Certain Relationships and Related Transactions
   Item 14. Principal Accountant's Fees and Services

PART IV
   Item 15. Exhibits and Financial Statement Schedule


SIGNATURES

EXHIBIT INDEX
         Ex-23 Consent of Independent Registered Public Accounting Firm Ex-31.1 Certification - Chief Executive Officer/President Ex-31.2 Certification - Chief Financial Officer
         Ex-32.1 Certification - Chief Executive Officer/President Ex-32.2 Certification - Chief Financial Officer

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

Item 1. Business.

General

Harvey Electronics is engaged in the retail sale, service and custom installation of high quality audio, video and home theater equipment. The equipment includes high fidelity components and systems, digital versatile disc players ("DVD"), digital video recorders ("DVR"), high definition television ("HDTV"), plasma flat-screen, LCD flat panel and DLP television sets, integrated remote controls, audio/video furniture, digital satellite systems, conventional telephones, MP3 players, service contracts and related accessories. The Company has been engaged in this business in the New York Metropolitan area for seventy-eight years. The Company currently operates nine locations; seven Harvey specialty retail stores and two Bang & Olufsen branded stores. There are two Harvey locations in Manhattan and five suburban locations in Paramus, New Jersey; Mt. Kisco, in Westchester, New York; Greenwich, Connecticut; Greenvale/Roslyn, on the north shore of Long Island, New York and in Eatontown, New Jersey. The Bang & Olufsen branded stores are located in Union Square at Broadway and 21st Street, in Manhattan, and in Greenwich, Connecticut on Greenwich Avenue. The Company's newest Harvey Showroom in Bridgewater, New Jersey is under construction and is expected to open in the spring of 2005. Additionally, the Company expects to relocate its Bang & Olufsen branded store in Greenwich, Connecticut in the spring of 2005. This store will be consolidated under a store-within-a-store concept, with the Company's Harvey Greenwich location, one block away.

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

In October 2004, the Company launched its new service initiative called "Harvey on Demand". The Company believes it can expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. The Company is marketing this new service group and is offering a forty-eight hour response time to address the needs of a qualified customer at an additional labor cost. The Company plans to expand this initiative in fiscal 2005.

Products

The Company offers its customers a wide selection of high-quality consumer audio, video and home theater products, the distribution of which is limited to specialty retailers (generally referred to in the industry as "esoteric brands"). The Company is one of the country's largest retailers of "esoteric brands" manufactured by Bang & Olufsen, Crestron, Marantz, McIntosh, NAD, Vienna Acoustics, Sonus Faber, Krell, Boston Acoustics, Martin Logan and Fujitsu. Many of these vendors' products have been sold by the Company for a number of years. The Company believes that it benefits from strong working relationships with these manufacturers.

For the fiscal year ended October 30, 2004, the Company's audio product sales represented approximately 45% of the Company's net sales and yielded gross profit margins of approximately 42%. The Company's video product sales represented approximately 47% of the Company's net sales and yielded gross profit margins of approximately 31%. The Company also provides installation services for the products it sells. Custom installation, as commonly referred to in the industry, includes both equipment sales and labor income. Custom installation of both equipment and related labor accounted for approximately 59% of the Company's net sales in fiscal 2004. The labor portion of custom installation presently represents approximately 8% of net sales. The Company also sells extended warranties on behalf of third party providers. Sales of extended warranties yield higher gross profit margins and represented approximately 3% of the Company's overall net sales.

The following table shows, by percentage, the Company's net product sales (excluding labor income) attributable to each of the product categories for the periods indicated. Audio components include speakers, subwoofers, receivers, amplifiers, preamplifiers, compact disc players, turntables and tuners. The Company also sells digital satellite systems (DSS) which are included in the VCR/DVD/DSS category. Accessories primarily include integrated remote controls, headphones, surge protectors and projection screens. The miscellaneous category includes conventional telephones, MP3 players, radios and other portable products.

                            October          November       October       October       October
Fiscal Year Ended:          30, 2004        1, 2003        26, 2002     27, 2001      28, 2000
                          -----------------------------------------------------------------------

Audio Components                   24%            29%            31%          39%           43%
Mini Audio Shelf Systems            3              4              5            6             7
TV and Projectors                  41             39             39           30            25
VCR/DVD/DSS                         5              5              6            8             7
Furniture                           4              5              5            5             5
Cable and Wire                      6              5              5            5             5
Accessories                        11              9              7            6             6
Extended Warranties                 4              3              1            -             1
Miscellaneous                       2              1              1            1             1
                          -----------------------------------------------------------------------
                                   100%           100%           100%         100%          100%
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

The Company believes that it is well positioned to benefit from advances in technologies because new technologies tend to be expensive when first introduced and the Company's target customers desire and can afford such products. Newer technologies, such as HDTV, plasma flat-screen, LCD flat panel and DLP televisions are strongly desired by the Company's customers. The plasma flat-screen or LCD flat panel television allows a small or large screen television to be only four inches wide from front to back. This allows the set to be far less obtrusive and more easily integratable into the home. High definition television has significantly improved picture quality.

The Company intends to continue its recent emphasis on custom installation (representing 59% of net sales in fiscal 2004), which can extend from a single room audio/video system to an entire house with a combined selling price of installation, labor and product from about $5,000 to in excess of $100,000. The Company believes custom installation provides the opportunity to bundle products and increase margins. In fiscal 2005, the Company will continue to expand its merchandising efforts of complete movie theaters in the home, in-home lighting systems and distributed in-home cabling for the integration of computer networks, entertainment systems and other related services. The Company will continue to showcase the lifestyle benefits of flat panel televisions.

Based on customers' desires, custom installation projects frequently expand on-site. A single room home theater, for example, during the course of the installation can grow into a multi-room system with increased margins.

Offering custom installation affords the Company a unique selling opportunity because it may not be available at mass merchants and can generate repeat customers and customer referrals. Due to the complexity of the installation provided by the Company, customers generally remain with the Company, providing the opportunity to sell upgrades to existing customers. We believe the recent introduction of digital video products, network cabling, in-home lighting systems, as well as other emerging satellite and internet technologies, present significant opportunities for such upgrades.

Operations

Supplies, Purchasing and Distribution

The Company purchases its products from approximately eighty manufacturers, ten of which accounted for approximately 63% of the Company's purchases for the fiscal year ended October 30, 2004. These ten manufacturers are Bang & Olufsen, Boston Acoustics, Crestron, Fujitsu, Marantz, Monster Cable, Pioneer Elite, Samsung, Sharp and Sony. Fujitsu accounted for more than ten (10%) percent of the Company's purchases for fiscal 2004, and Bang & Olufsen, Marantz, Pioneer Elite, Samsung, Sharp and Sony each accounted for more than five (5%) percent of purchases for such period.

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

Bang & Olufsen ("B&O") products have been sold by the Company since 1980. As B&O focused on developing B&O licensed stores ("Branded Stores") throughout the world, its products become available only in Branded Stores. Currently, the Company operates two B&O Branded Stores. These Branded Stores sell highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories. The stores also sell video products including LCD projectors, HDTV's, DVD players, plasma flat-screen and LCD flat panel televisions, A/V furniture and accessories. These stores also offer professional custom installation of multi-room audio and home theater systems. The Company has elected not to renew its lease which expires in April 2005, and to relocate its Bang & Olufsen branded store in Greenwich, Connecticut in the spring of 2005. The Company anticipates that this Bang & Olufsen retail operation will be moved and consolidated with the Company's Harvey Greenwich location, one block away. This store-within-a-store concept approved by Bang & Olufsen, will present Bang & Olufsen products in a unique and separate showcase within the Harvey store. The Company believes it will retain a significant portion of the Bang & Olufsen store's revenue while significantly reducing the overhead costs associated with this store.

Due to the Company's strong relationships with many of its suppliers and its volume of purchases, the Company has also been able to obtain manufacturers' rebates based on volume buying levels. With many vendors, the Company has been able to negotiate favorable terms, such as extended payment terms, additional cooperative advertising contributions or lower prices, on large purchases. In addition to being a member of a consumer electronics industry buying group called Home Theater Specialists of America (HTSA), the Company is also a member of Professional Audio Retailers Association (PARA) and Custom Electronics Design Installation Association (CEDIA), both of which provide the Company with additional training in sales and technology.

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

The Company historically has not had material losses of inventory and does not experience material losses due to cost and market fluctuations, overstocking or changes in technology. The Company maintains specific and general inventory reserves aggregating $130,000, $130,000 and $130,000, for fiscal years 2004, 2003 and 2002, respectively. The Company's inventory turnover for fiscal years 2004, 2003 and 2002 was approximately 3.2, 3.4 and 3.4 times for fiscal years 2004, 2003 and 2002, respectively.

Sales and Store Operations

Retail sales are primarily made for cash or by major credit cards. Revenues are recorded by the Company when the product or service is delivered or rendered to customers. Customer deposits are recorded as liabilities until the product is delivered, at which time a sale is recorded and the liability for the customer deposit is relieved.

In addition, customers who qualify can obtain longer term financing with a Harvey credit card, which the Company makes available to its customers. The Harvey credit cards are issued by an unrelated finance company. All transactions with this unrelated finance company are without recourse to the Company. The Company also periodically, as part of its promotional activities, offers manufacturer sponsored financing to its customers.

Each store is operated by a store manager and a senior sales manager. Store managers report to a Vice President of Operations who oversees all sales and store operations, and who is further responsible for sales training and the hiring of all retail employees. Every Company store has in-home audio/video specialists who will survey the job site at a customer's home, design the custom installation and provide a cost estimate. Each store independently services its custom installations through a project manager and experienced installers employed at the store. The Company's stores are aided by the Company's Director of Custom Installation and additionally, a highly-specialized programmer for more difficult and technical projects. The Vice President of Merchandising and President of the Company determine what products will be demonstrated and presented at each store. All stores are staffed with professionally trained salespeople and warehouse personnel. Salespeople are paid a base salary plus commission based on gross margins.

All stores have an on-line point of sale computer system which enables the store managers and corporate headquarters to track sales, margins, inventory levels, customer deposits, back orders, merchandise on loan to customers, salesperson performance and customer histories. The Company's computer system is expected to be replaced by the Company, effective February 2006. Store managers perform sales audit functions before reporting daily results to the sales audit group in the main office in Lyndhurst, New Jersey.

Services and Repairs

Products under warranty are delivered to the appropriate manufacturer for repair. Other repairs are sent to the manufacturers or an independent repair company. Revenues from non-warranty services are not material.

The Company offers an extended warranty contract for most of the audio, video and other merchandise it sells, which provides coverage beyond the manufacturer warranty period. Extended warranties are provided by an unrelated warranty insurance company on a non-recourse basis to the Company. The Company collects the retail sales price of the extended warranty contract from customers and remits the customer information and the cost of the contract to this company. Sales of extended warranty contracts have increased in fiscal 2004 and represented approximately 3% of the Company's net sales. The warranty obligation is solely the responsibility of the warranty insurance company. See notes to the financial statements for additional information on warranty sales and the presentation of such sales in the Company's Statements of Operations.

Competition

The Company competes in the New York Metropolitan area with mass merchants, mail order houses, discount stores and numerous other consumer electronics specialty stores. The retail electronics industry is dominated by large retailers with massive, "big box" retail facilities which aggressively discount merchandise. These retailers operate on narrow profit margins and high volume, driven by aggressive advertising emphasizing low prices. Nationwide industry leaders are Circuit City and Best Buy. The New York region is dominated by Circuit City, Best Buy, and local chains including P.C. Richard & Son, J&R Music World, 6th Avenue Electronics and Electronics Expo.

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

Very few, if any, of the audio products sold by the Company, other than Bose and certain Sony products, radios and other portable products, are available at the mass merchants. Of the major video brands sold by the Company, generally only Samsung, Sony, LG and Sharp televisions are sold by the mass merchants. In many of these cases, the Company sells models which are not sold by the mass merchants.

The Company seeks to reinforce its positioning by displaying its higher-end products and custom installation services in customized movie theaters built within the home and in lifestyle home vignettes in an attractive and pleasing store environment and by offering personalized service through trained sales personnel who are fully familiar with all of the Company's products. Additionally, we believe the Company differentiates itself by offering programming capabilities that address complex technological integration issues and ultimately give the consumer easy remote control access to multiple devices.

Internet Website

In fiscal 2000, the Company launched its website, www.harveyonline.com, to support the continued growth of its exclusive consumer electronics and custom home theater installation showrooms. The website was designed to extend Harvey's extraordinary in-store experience onto the Internet as a vehicle to increase customer traffic at the Company's retail locations. On-line sales, which are insignificant, are available seven days a week, twenty-four hours a day, and are a secondary goal of the website. Harvey customers can order on-line within the Company's trading area in the metropolitan New York marketplace.

Visitors to the website are able to leave inquiries, request home theater systems based on budget and room size, reserve equipment or schedule an in-home or in-store consultation with a Harvey professional. Current promotions, special product offerings, product specification, price and warranty comparisons are also available on the site.

Advertising

The Company believes it has a strong and important brand in its marketplace. The Company strives to promote its superior products and sophisticated services in its advertising campaign to both men and women. In fiscal 2005, the Company will continue to expand its efforts in its important customer relations management program.

Currently, the Company has radio, direct mail, print advertising and the Internet with www.harveyonline.com, the Company's website, to promote its brand.

The Company currently uses large, frequent print advertising, emphasizing image, products, and technology in the New York Times, New York Times Magazine, Newsday, Bergen Record, Greenwich Times, The Journal News and the Asbury Park Press. The Company also uses the Wall Street Journal for certain Bang & Olufsen advertising. The Company distributes direct mail advertising and specific e-mail broadcasts several times a year to reach its significant customer database. Direct mail promotions can invite customers to seminars on new products, or technology, and can be supported, in part, by the manufacturers. Radio advertising is currently running on the two most listened to news stations on AM radio within the Company's market.

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

                                         October         November        October        October        October
   Fiscal Year Ended                    30,2004           1,2003         26, 2002        27, 2001       28, 2000
                                    ----------------------------------------------------------------------------

   Gross advertising costs               $2,700,000     $2,540,000     $2,665,000      $2,864,000     $2,701,000
   Net advertising expenses                 470,000        366,000        632,000       1,206,000        934,000
   Percentage of net sales                      1.1%            .9%           1.5%            3.3%           2.7%

Licenses and Intellectual Properties

The Company owns four registered service marks. "HARVEY ELECTRONICS," issued in June 1982, and "Harvey", issued March 7, 1989 are currently used by the Company. The Company believes that the service marks HARVEY ELECTRONICS and HARVEY have significant value and are important in marketing the Company's products and services.

Employees

As of October 30, 2004, the Company employed approximately 153 full-time employees of which 18 were management personnel, 14 were administrative personnel, 52 were salespeople, 19 were warehouse workers and truck drivers and 50 were engaged in custom installation.

Of the salespeople, warehouse workers, truck drivers and installation staff, 103 people are covered by a collective bargaining agreement with the Company, which expires August 1, 2005. The Company has never experienced a work stoppage and believes that its relationships with its employees and the union are satisfactory.

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

The Company leases the following retail premises:

                               Expiration Date                     Approximate
                                of Current                        Selling Square
                                Annual Lease       Renewal          Footage
   Location                                        Options
  --------------------------------------------- --------------- ----------------

  2 West 45th Street             06/30/2015          None             7,500
  New York, NY

  556 Route 17 North             06/30/2015          None             7,000
  Paramus, NJ

  888 Broadway                   12/31/2006          None             4,000
  at 19th St.
  New York, NY
  (within ABC Carpet
      & Home)

  19 West Putnam Ave.            09/30/2006        5 years            5,300
  Greenwich, CT

  44 Glen Cove Road              08/15/2008          None             4,600
  Greenvale, NY

  115 Main St.                   08/31/2008          None             3,500
  Mt. Kisco, NY

  927 Broadway                   12/31/2005        5 years            1,500
  New York, NY
  (Bang & Olufsen
   Branded Store)

  86 Greenwich Ave.              04/05/2005        5 years            1,500
  Greenwich, CT
  (Bang & Olufsen
 Branded Store)  (1)

  57 Route 36 West               01/01/2011        10 years           6,500
  Eatontown, NJ

  762 Route 202 South            05/01/2015        10 years           4,500
  Bridgewater, N J 08807
  (to open Spring 2005)

         (1) The Company plans to move its Bang & Olufsen branded store and consolidate its retail operations into a store-within-a-store concept with its Harvey Store in Greenwich, Connecticut in the spring of 2005.

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

In August 2003, the Company sent its response letter to PADEP. The Company's response stated that any action by PADEP to recover any money from the Company relating to any environmental investigation or cleanup related to Chem Fab is in violation of the injunctions imposed by virtue of the Company's 1995 Bankruptcy proceeding. The response letter to PADEP specifically referred to two cases with respect to entities subject to a discharge in bankruptcy by the Southern District of New York and the Second Circuit Court of Appeals. These cases may support the Company's position enjoining any further action against the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "HRVE".

On October 30, 2004, the outstanding shares of Common Stock are held by approximately 1,200 shareholders of record, and the Preferred Stock by four holders of record. The transfer agent and registrar for the Common Stock is Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016.

The following table indicates the quarterly high and low stock prices for fiscal years 2004 and 2003:

                                        High              Low
                                  ----------------- ----------------
Fiscal Year 2004
----------------
January 31, 2004                      $1.04              $.83
May 1, 2004                            1.75               .98
July 31, 2004                          1.54              1.00
October 30, 2004                       1.38               .98
Fiscal Year 2003
----------------
February 1, 2003                      $1.30              $.81
May 3, 2003                            1.15               .86
August 2, 2003                         1.16               .80
November 1, 2003                       1.10               .80


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

Common Stock

The Company is authorized to issue 10,000,000 shares of Common Stock with a par value of $0.01 per share. As of January 10, 2005, 3,508,584 shares are outstanding and held by approximately 1,200 shareholders of record.

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

Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. At October 30, 2004, the Company's Preferred Stock was held by four holders of record aggregating 827 shares. In December 2004, three holders of record of the Preferred Stock converted their 227 shares into 184,059 shares of the Company's Common Stock. As of January 10, 2005, 600 shares of Preferred Stock were issued and outstanding and were held by one holder of record.

The Preferred Stock may be issued from time-to-time without shareholder approval in one or more classes or series. A holder of the Preferred Stock is not entitled to vote except as required by law.

Dividends on the Preferred Stock are cumulative from the day of original issuance, whether or not earned or declared. In the event the Board of Directors declares dividends to be paid on the Preferred Stock, the holders of the Preferred Stock will be entitled to receive semiannual dividends at the rate of eighty-five ($85) dollars per share payable in cash on the last business day of June and December in each year. Total Preferred Stock dividends of $70,295, $70,295 and $74,151 were paid in fiscal years 2004, 2003 and 2002, respectively. In addition, no dividend shall be paid, or declared, or set apart for payment upon, and no other distribution shall at any time be declared or made in respect of, any shares of Common Stock, other than a dividend payable solely in, or a distribution of, Common Stock, unless full cumulative dividends of the Preferred Stock for all past dividend periods and for the then current dividend period have been paid or have been declared and a sum sufficient for the payment thereof has been set apart.

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

Commencing January 1, 2001, the conversion price of the Company's Preferred Stock was $1.2333. At January 10, 2005, the Preferred Stock is convertible into 486,500 shares of Common Stock.

875 shares of Preferred Stock were originally issued by the Company. In fiscal 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's Common Stock. In December 2004, 227 shares of Preferred Stock were converted to 184,059 shares of the Company's Common Stock by three preferred shareholders.

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

Item 6. Selected Financial Data (amounts in thousands, except per share and number of stores data)

Set forth below is selected financial and operating data for each of the five years ended October 30, 2004. The selected statement of operations and balance sheet data for each of the five years ended October 30, 2004 have been derived from our audited financial statements. Certain items in the fiscal 2002 and 2001 financial data have been reclassified to conform to fiscal 2003 presentation. Amounts relating to fiscal 2000 were not material and not reclassified. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10K.


                                                    Fiscal Year     Fiscal Year    Fiscal Year     Fiscal Year     Fiscal Year
                                                       Ended      Ended November  Ended October       Ended           Ended
                                                    October 30,       1, 2003        26, 2002      October 27,     October 28,
                                                       2004                                           2001            2000
                                                  -------------------------------------------------------------------------------

Net sales                                              $43,145(3)      $42,448(3)     $41,326(3)     $36,606(3)      $   34,355

Cost of sales                                              25,394     25,141          24,973              22,471          20,813
                                                  -------------------------------------------------------------------------------
Gross profit                                               17,751          17,307          16,353         14,135          13,542
Gross profit percentage                                      41.1%           40.8%           39.6%          38.6%           39.4%
Interest expense                                              175             343             359            340             218
Selling, general and administrative expenses               16,993          16,555          15,806         15,128          12,856
Provision for impairment of long-lived assets                 144              --              --             --              --
Other income                                                   53              73             116             83              34
                                                  -------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)                   492             482            304           (1,250)            502
Income taxes (benefit)                                    (782)(4)            195            124               -              185
                                                  -------------------------------------------------------------------------------
Net income (loss)                                      1,274            287            180                (1,250)            317

Preferred Stock dividend requirement                   (70)            (70)            (72)                  (75)            (75)
                                                  -------------------------------------------------------------------------------
Net income (loss) attributable to
   Common Stock                                            $1,204            $217           $108        $(1,325)            $242
                                                           ======            ====           ====        ========            ====

Net income (loss) per common share applicable to common shareholders:
     Basic                                                   $.36            $.07           $.03          $(.40)            $.07
                                                             ====            ====           ====          ======            ====
     Diluted                                                 $.30            $.06           $.03          $(.40)            $.07
                                                             ====            ====           ====          ======            ====

Shares used in the calculation of net income (loss) per common shares:
     Basic                                              3,324,525       3,324,525       3,297,827      3,282,833       3,282,833
                                                        =========       =========       =========      =========       =========
     Diluted                                            4,033,492       3,866,415       3,907,401      3,282,833       3,346,307
                                                        =========       =========       =========      =========       =========

Stores opened at end of period                                  9               9               9              9               8

Balance Sheet Data:

                                        October         November          October        October        October
                                       30, 2004          1, 2003          26, 2002       27, 2001      28, 2000
                                    ---------------- ---------------- ---------------- ------------- --------------

Working capital (deficiency)               $3,172(2)       $2,950 (2)       $(600) (1)    $(1,416) (1)  $    747(1)
Total assets                               12,799(4)        12,325           12,151           12,727        11,437
Long-term liabilities                       2,109(2)         2,968(2)           156              160           215
Total liabilities                           7,629(2)         8,380(2)         8,423(1)         9,107 (1)     6,590 (1)
Total shareholders' equity                  5,170(4)         3,945            3,728            3,620         4,847

(1) It is important to note that at the end of fiscal 2002, 2001 and 2000, the Company's outstanding balances on its revolving line of credit facility ($3,119,000, $3,442,000, and $1,068,000, respectively) were classified as current liabilities, despite the long-term nature of the Company's then outstanding credit facility. The presentation as a current liability was in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement". Working capital was negatively impacted by the Company's significant increase in the revolving line of credit facility in fiscal 2001, which was necessary to fund retail store expansion and renovation.
(2) The Company entered into a new $7.5 million credit facility on November 21, 2003 and the existing credit facility was simultaneously paid off and terminated. As the new credit facility expires in five years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at October 30, 2004 ($1,825,000) and November 1, 2003 ($2,726,000), under the new credit facility as a long-term liability.
(3) The Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. As a result, the net amount earned on these sales is recorded in net sales, in accordance with Emerging Issue Task Force 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal Versus Net as an Agent."
(4) At October 30, 2004, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based on the Company's earnings history and projected future taxable income, the Company determined that it is more likely than not that a portion of its deferred tax assets would be realized and recorded an income tax benefit of approximately $977,000 and a reduction of reorganization value of approximately $373,000.

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

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 30, 2004, November 1, 2003 and October 26, 2002, appearing elsewhere in this Form 10-K. It should be noted that fiscal 2003 was a fifty-three week year, as compared to fifty-two weeks for fiscal 2004 and 2002.

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

Results of Operations

Fiscal Year Ended October 30, 2004, as Compared to Fiscal Year Ended November 1, 2003

Net Income

The Company's pre-tax income for the fifty-two weeks ended October 30, 2004, increased 2% to $492,000 from $482,000 for the fifty-three weeks ended November 1, 2003. Net income for fiscal 2004 increased to $1,274,000 from $287,000 for fiscal 2003. In the fourth quarter of fiscal 2004, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based on the Company's earnings history and projected future taxable income, the Company recorded a portion of its deferred tax assets, recognizing an income tax benefit of $977,000 in the fourth quarter of fiscal 2004.

In fiscal 2004, EBITDA was $1,350,000, as compared to EBITDA of $1,620,000 for fiscal 2003. (EBITDA for fiscal 2004 was calculated as follows: pre-tax income of $492,000 plus interest of $175,000 and depreciation and amortization of $683,000. EBITDA for fiscal 2003 was calculated as follows: pre-tax income of $482,000, plus interest of $343,000 and depreciation and amortization of $795,000).

Net income and EBITDA for fiscal year 2004 were negatively impacted by the provision for impairment of long-lived assets aggregating $144,000, recorded in the fourth quarter, relating to the relocation of the Company's Bang & Olufsen branded store in Greenwich, Connecticut. This store is expected to be moved and consolidated with the Company's Harvey Greenwich location as discussed below. Net income and EBITDA for fiscal 2004 were also negatively impacted by $133,000, relating to the Company's estimate of unclaimed property due to certain States.

Net income for fiscal 2004 and 2003 were reduced by operating losses relating to the Company's website of approximately $140,000 and $249,000, respectively.

The Company's net income for fiscal 2004 included net advertising expense of $470,000, as compared to $366,000 for fiscal 2003. The Company's gross advertising expenditures in fiscal 2004 increased 6.3% to approximately $2,700,000 from $2,540,000 in fiscal 2003.

The Company recorded an income tax provision of $195,000 in both fiscal 2004 and 2003. The 2004 income tax provision was offset by the income tax benefit of $977,000, as discussed above.

Management believes that the results for the second quarter of fiscal 2003 were negatively impacted by the Iraq war.

Revenues

For the fifty-two weeks ended October 30, 2004, net sales increased to $43,145,000, or a 1.5% increase over the fifty-three weeks ended November 1, 2003. It is important to note that fiscal 2003 was a fifty-three week year, as the first quarter of fiscal 2003 included fourteen weeks. As a result, comparable store sales for the fifty-two weeks ended October 30, 2004 increased approximately $1,641,000 or 4.0% from the same period last year. The Company believes these sales results are positive and gratifying in light of reported difficulties by other reporting consumer electronics retailers similar to Harvey.

Overall net sales benefited by the strong sales growth of the Company's Harvey stores in Mount Kisco, New York, Greenvale, Long Island, and its store within ABC Carpet and Home in lower Manhattan. Additionally, the Company's Bang & Olufsen branded store in lower Manhattan experienced a strong 35% increase in sales for fiscal 2004 as compared to fiscal 2003.

These strong sales results offset disappointing results for the Company's Harvey store and its Bang & Olufsen branded store, both in Greenwich, Connecticut. As menioned above, the Company has elected not to renew its lease which expires in April 2005, and to relocate its Bang & Olufsen branded store in Greenwich, Connecticut in the spring of 2005. The Company anticipates that this Bang & Olufsen retail operation will be moved and consolidated with the Company's Harvey Greenwich location, one block away. This store-within-a-store concept approved by Bang & Olufsen, will present Bang & Olufsen products in a unique and separate showcase within the Harvey store. The Company believes it will retain a significant portion of the Bang & Olufsen store's revenue while significantly reducing the overhead costs associated with this store.

The Company believes it continues to benefit from expanding revenues as a result of unabated strong demand for its custom installation services. Additionally, despite increased competition, customer demand continues to be strong for digital video products including plasma flat screen, LCD flat panel, high-definition and DLP televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase and accounted for 59% of net sales for fiscal 2004 as compared to approximately 56% of net sales for the same period last year. Custom installation sales, including both equipment sales and labor income, increased approximately 7.7% to $25.6 million for fiscal 2004, as compared to $23.8 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

In October 2004, the Company launched its new service initiative called "Harvey on Demand". The Company believes it can expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. The Company is marketing this new service group and is offering a forty-eight hour response time to address the needs of a qualified customer at an additional labor cost. The Company plans to expand this initiative in fiscal 2005.

The Company sells extended warranty contracts through a third-party provider. In fiscal 2004, sales of extended warranty contracts have increased 8.6% as compared to fiscal 2003, and represented approximately 3% of net sales. The profit on extended warranty sales is considered commission at the time of sale. As a result, the net amount earned on these sales is recorded in net sales, in accordance with Emerging Issue Task Force 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal Versus Net as an Agent."

The Company's marketing efforts increased in fiscal 2004, which the Company believes continued to drive sales. These efforts included radio, newspaper and direct mail advertisements, and the continued promotion of the Company's website, www.harveyonline.com. For fiscal 2005, the Company anticipates that its advertising expenditures will not be materially reduced and will be used primarily for radio, print and direct mail advertising. The Company anticipates that it will continue to promote its brand and image to both men and women using its campaign, "Harvey. Extraordinary in Every Way". The Company expects to make certain improvements to its website in the first half of fiscal 2005.

Also, in 2005, the Company plans to put additional efforts and resources into its important customer relations management initiatives and plans to be more aggressive with direct mail and specific e-mail to its customers.

Cost and Expenses

Total cost of goods sold for fiscal 2004 increased $253,000 or 1% from fiscal 2003. This was primarily due to an increase in sales as noted above, offset by an increase in the gross margin.

The gross profit margin for fiscal 2004 increased to 41.1% as compared to 40.8% for fiscal 2003.

The gross profit margin for fiscal 2004 improved despite an overall reduction in sales of higher margin audio products and from competitive pressures on video products. Management believes the consumer electronics industry is generally suffering a decline in gross margin from this shift in business, additional competitive pricing as well as falling prices in certain video categories. Management believes falling prices on video categories will continue into fiscal 2005 and beyond. The Company is concentrating its efforts in reviving its higher margin audio business by better demonstrating audio products to its customers and successfully bundling more audio components with its video sales. This has recently been successful for the Company. In the second, third and fourth quarters of fiscal 2004, the Company's audio business has increased, compared to the same quarters last year.

Additionally, the overall improvement in the gross profit margin for fiscal 2004 was due to the following factors: The new digital and flat screen video products are sold at higher margins than analog products; analog video products have almost been eliminated entirely from the Company's product mix in fiscal 2004; and further, the Company has been successful with the sales of higher margin labor income, furniture, accessories, cable and extended warranties.

Selling, general and administrative expenses ("SG&A expenses") increased 2.7% or $438,000 for fiscal 2004, as compared to fiscal 2003.

Comparable SG&A expenses for fiscal 2004 increased approximately $614,000 or 3.8% as compared to fiscal 2003. Comparable SG&A expenses increased from additional payroll and payroll related costs, occupancy costs, advertising expense, truck expenses and various other general and store operating expenses, offset by a decrease in depreciation and amortization, communications expense and professional fees.

The Company plans to continue to hire additional custom installation personnel and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan.

Interest expense for fiscal 2004 decreased by approximately $168,000 or 49% from fiscal 2003. This was primarily due to reduced borrowings and lower costs relating to the new credit facility.

In connection with the Company's emergence from its reorganization proceeding, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and pre-organization net operating loss carryforwards. This requirement applies despite the fact that the Company's pre-organization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted, and thereafter as a direct addition to paid-in capital.

In fiscal years 2004, 2003 and 2002, the income tax equivalent provisions were $135,000, $195,000 and $124,000, respectively. All such provisions reduced reorganization value in excess of amounts allocable to identifiable assets. The income tax equivalent provisions did not materially affect the Company's cash. In fiscal 2004, the income tax provision was offset by the income tax benefit of $977,000, as discussed above.

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


Revenues

For the year ended November 1, 2003, net sales aggregated $42,448,000, an increase of $1,122,000 or approximately 2.7% from last year. It is important to note that the Company's fiscal year for 2003 includes fifty-three weeks and that the first quarter of fiscal 2003 included fourteen weeks as compared to thirteen weeks for the same quarter last year. Comparable store sales for fiscal 2003 increased approximately $242,000 or less than one percent, from fiscal 2002.

The Company believes its positive sales results of fiscal 2003 compare favorably to other reporting consumer electronics specialty retailers in the industry. The Company also believes its overall sales results were negatively impacted by the Iraq war and extreme weather conditions during the second quarter.

Overall net sales benefited from the continued growth of the Company's newest Harvey store in Eatontown, New Jersey which opened in April 2001, and from the continuing maturation of its Bang & Olufsen branded store opened in Greenwich, Connecticut in October 2000. Additionally, the Company experienced strong sales increases in fiscal 2003, at its Harvey Greenwich, Connecticut and Paramus, New Jersey showrooms. The Paramus retail showroom had a strong resurgence in sales during the fourth quarter, after the stores renovation was completed. All of the Company's retail stores had increases in their net sales for fiscal 2003 as compared to fiscal 2002, except its Bang & Olufsen branded store in Union Square, New York City. Management has made additional personnel changes in this store and in fiscal 2004, to-date, the store has shown significant improvement in sales performance.

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

The Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. As a result, the net amount earned on these sales is recorded in net sales, in accordance with Emerging Issue Task Force 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal Versus Net as an Agent."

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

Fiscal 2003 included fifty-three weeks of SG&A expenses as compared to fifty-two weeks for fiscal 2002. Overall and comparable SG&A expenses also increased from additional payroll and payroll related costs, insurance expense, professional fees, occupancy costs, truck expenses and various other store-operating expenses, offset by reduced net advertising expense, depreciation and amortization and incentive bonuses. Additionally, the Company recorded an expense of $50,000, relating to old outstanding tax claims for fiscal years 1987 and 1988.

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

Liquidity and Capital Resources

At October 30, 2004 and at November 1, 2003, the Company's ratio of current assets to current liabilities was 1.57 and 1.55, respectively.

Net cash provided from operations for fiscal 2004 was $1,381,000 as compared to $970,000 for fiscal 2003. The improvement in cash provided from operations for fiscal 2004 was primarily due to net income, increased customer deposits and a decrease in inventory, offset by a decrease in accounts payable. In fiscal 2005, Management plans to refine and reduce its inventory mix and will attempt to turn its inventory at a faster rate.

Net cash used in investing activities was $364,000 for fiscal 2004, as compared to net cash used of $483,000 for fiscal 2003. Net cash used for the purchases of property and equipment was $331,000 for fiscal 2004 as compared to $455,000 for fiscal 2003. Additions for fiscal 2004 related primarily to furniture, fixtures, computer equipment and leaseholds.

Net cash used in financing activities was $1,017,000 for fiscal 2004, as compared to $487,000 for fiscal 2003. Financing activities for fiscal 2004 included net payments of $900,000, reducing the credit facility, preferred stock dividends paid of $70,000 and commitment and deferred legal fees relating to the new credit facility of $68,000. The Company also received $21,000 in fiscal 2004, representing the return of short-swing profits from a shareholder owning more than 5% of the Company's Common Stock. Financing activities for fiscal 2003 included net payments of $394,000 reducing the credit facility, preferred stock dividend payments of $70,000 and payments on capital leases of $22,000.

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

The interest rate on all borrowings under the new credit facility is 0.25% over Webster Bank's prime rate (4.75% at October 30, 2004) or LIBOR plus 2.75%, at the Company's option. The Company agreed to pay Webster a $25,000 commitment fee, payable in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company will also pay Webster a reduced maintenance fee of $1,000 per month and an unused line fee based on a formula, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company paid off all outstanding amounts due to Wells Fargo, in the amount of $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

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

Pursuant to the new credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of earnings before interest, taxes, depreciation and amortization. Additionally, the Company's capital expenditures cannot exceed a predetermined amount. The Company was in compliance with all covenants at October 30, 2004.

At January 20, 2005, there was approximately $1,607,000 in outstanding borrowings under the credit facility, with approximately $3,674,000 available to borrow under this credit facility.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of October 30, 2004 and is based on information appearing in the Notes to the Financial Statements:

                          2005        2006-2007     2008-2009     After 2009        Total
--------------------- -------------- ------------- ------------- -------------- ---------------
Operating leases        $2,461,000     $4,061,000    $3,452,000    $8,510,000    $18,484,000
Credit Facility                  -        -          $1,825,000             -     $1,825,000
--------------------- -------------- ------------- ------------- -------------- ---------------
Total    contractual    $2,461,000     $4,061,000    $5,277,000    $8,510,000    $20,309,000
cash obligations
--------------------- -------------- ------------- ------------- -------------- ---------------

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. 875 shares of Preferred Stock were originally issued by the Company. In June 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's Common Stock by a preferred shareholder. At October 30, 2004, 827 shares of Preferred Stock were issued and outstanding and were convertible into 670,559 shares of Common Stock. In December 2004, 227 shares of Preferred Stock were converted to 184,059 shares of the Company's Common Stock by three preferred shareholders. As a result, 600 shares of Preferred Stock are currently outstanding and convertible into 486,500 shares of Common Stock.

The Company's newest 4,500 square foot Harvey retail showroom in Bridgewater, New Jersey is under construction. The Company will finance all necessary leaseholds, furniture and fixtures, pre-opening costs and inventory, expected to aggregate between $1,000,000 - $1,200,000, with its new credit facility. The new retail store is expected to open in the spring of 2005. In fiscal 2005, the Company expects to make improvements to certain of its Harvey retail showrooms, including the installation of a movie theater within one of its stores. Additionally, for fiscal 2005, miscellaneous purchases of computer and phone equipment and other assets are expected to approximate between $600,000 - $700,000, financed using the Company's credit facility or other long-term financing as approved by Webster.

The Company intends to continue its advertising campaign in fiscal 2005, primarily with print, radio and direct mail.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The anticipated costs of maintaining and improving the website are not expected to be material for 2005.

In fiscal 2004, the Company amended and extended the lease for its flagship store in Midtown Manhattan. This lease amendment will increase the Company's occupancy costs in fiscal 2005 but to a greater extent beginning in fiscal 2006. The increase in rent expense for this store, beginning in fiscal 2006 is expected to approximate $200,000 per year.

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

During the Company's fiscal year ending October 29, 2005, the Company expects to continue with implementation of the required provisions of the Sarbanes-Oxley Act of 2002. In connection with this effort, Management believes that expenses related to implementation of the required provisions of the Act may be in the range of $150,000 to $250,000.

Management believes that cash on hand, cash flow from operations and funds made available under the new credit facility with Webster, will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.

Seasonality

The Company's business is subject to seasonal variations. Historically, the Company has realized a slight increase in its total revenue and a majority of its net income for the year during the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have an adverse effect on the Company's revenues and its ability to generate a profit. The Company's quarterly results of operations may also fluctuate significantly due to a number of factors, including the timing of new store openings and acquisitions and unexpected changes in volume-related rebates or changes in cooperative advertising policies from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

Impact of Inflation

Management does not believe that inflation has had a material adverse effect on our results of operations. However, we cannot predict accurately the effect of inflation on future operating results.

Critical Accounting Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, Management evaluates estimates, including those related to income taxes, inventory allowances, contingencies and to a lesser extent, bad debts. The Company bases its estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

        Revenue Recognition

        Net sales include the sale of goods to customers and custom installation revenue. Retail sales are recorded at the time of sale to the customer. Custom installation revenue, which is comprised of both the sale of products and the labor in connection with the installation of the products, are recorded in accordance with the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The revenue related to the sale of the products is recognized when the product is delivered to the customers. The revenue related to the labor in connection with the installation of the products, is recorded when the service has been substantially completed.

        In addition, the Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. The net amount earned on these sales, which is not significant, is recorded in net sales, in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."

        Inventory

        Inventory is the Company's largest asset class, comprising over 62% of the Company's total assets. The Company's inventory consists of finished goods held for retail sale. Purchase-based volume rebates are credited to inventory or cost of products sold, as appropriate. The Company assesses the market value of its inventory on a regular basis by reviewing, on an item-by-item basis, the realizable value of its inventory; net of specific or general lower of cost or market reserves. If it is management's judgment that the selling price of an item must be lowered below its cost in order for it to be sold, then the carrying value of the related inventory is written down to estimated realizable sales value. A number of factors would be taken into consideration in assessing realizable value including the quantity on hand, historical sales, technological advances, the existence of a replacement product, and consumer demand and preferences. Depending on market conditions, the actual amount received on sale could differ from management's estimate.

        As a result we have reduced our net inventory value to reflect our estimated amount of inventory with lower of cost or market issues. Our inventory reserve at October 30, 2004 and November 1, 2003 is $130,000 and $130,000, respectively.

        Long-Lived Assets

        Long-lived assets such as property, plant and equipment, goodwill, and reorganization value are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company recognizes an impairment loss when estimated future undiscounted cash flows expected to result from the use of the asset and its value upon disposal are less than its carrying amount. If the Company's estimates regarding future undiscounted cash flows or useful lives were to change, we could be exposed to losses that are material in nature. In fiscal 2004, the Company provided a provision for the impairment of long-lived assets aggregating $144,000, relating to the relocation of its Bang & Olufsen branded store in Greenwich, Connecticut.

        Cash Discounts and Cooperative Advertising

        The Company receives cash discounts for timely payment of merchandise invoices and recognizes these amounts in its statement of operations as a reduction of cost of sales.

        The Company also receives substantial funds from its suppliers for cooperative advertising. These funds are used for advertising purposes and the funds earned are recorded net of advertising expenditures, and are included in selling, general and administrative expenses.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., fourth quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the fourth quarter of fiscal year 2005.

 In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its fourth quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company's financial statements set forth on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Management, including the Chief Executive Officer/President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer/President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (October 30, 2004), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Chief Executive Officer/President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the Company's fiscal year ending October 29, 2005, the Company expects to continue with implementation of the required provisions of the Sarbanes-Oxley Act of 2002. In connection with this effort, Management believes that expenses related to implementation of the required provisions of the Act may be in the range of $150,000 to $250,000. There were no significant changes in the Company's internal control over financial reporting (as required by the Exchange
Act) that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance With Section 16(a) of the Securities Exchange Act.

The directors and executive officers of the Company are as follows:

              Name                   Age (1)           Position
--------------------------------- --------------- ------------------------------

Michael E. Recca                        54        Chairman and Director
William F. Kenny, III                   73        Director
Jeffrey A. Wurst                        55        Director
Fredric J. Gruder                       58        Director
Nicholas A. Marshall                    72        Director
Ira J. Lamel                            57        Director
Franklin C. Karp                        51        Chief Executive Officer,
                                                        President and Director
Joseph J. Calabrese                     45        Executive Vice President,
                                                    Chief Financial Officer,
                                                    Treasurer, Secretary and
                                                    Director
Michael A. Beck                         46        Vice President of Operations
Roland W. Hiemer                        43        Vice President Merchandising
(1)      As of October 30, 2004.


Michael E. Recca became the Chairman of the Board of Directors of the Company in November 1996. Mr. Recca is also a member and the sole manager of Harvey Acquisition Company, LLC, which is a principal shareholder of the Company. Mr. Recca was an employee of Taglich Brothers, Inc., an NASD registered broker-dealer, through December 31, 1998. Beginning in January 2002 and continuing through April 2002, Mr. Recca was self-employed as a financial restructuring consultant, and in this capacity also associated with NorthStar Capital, LLC, a joint venture with Ruskin Moscou Faltischek, P.C., the Company's corporate counsel. Currently, Mr. Recca is an officer and director of Sky Capital Holdings, LTD, and of several wholly owned subsidiaries of Sky Capital Holdings and the President of Sky Capital, LLC, a wholly owned subsidiary of Sky Capital Holdings, LTD and an NASD broker-dealer. Mr. Recca is also an officer and a director of Sky Capital Enterprises and of Sky Capital Ventures, (companies affiliated with Sky Capital Holdings, LTD) and several of their wholly or partially owned subsidiaries, including Global Secure Holdings, Ltd., and its wholly owned subsidiaries.

Franklin C. Karp began his career in the retail consumer electronics industry over 25 years ago, working then as a salesman for one of the most successful chain operations in the New York metropolitan area. He held various positions in sales management, purchasing and operations. In 1990, Mr. Karp joined Harvey as Merchandise Manager and later as Vice President in charge of merchandising. Mr. Karp was appointed President of Harvey in 1996 and Chief Executive Officer in 2004.

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

Ira J. Lamel was appointed to the Company's Board and Audit Committee in November 2003. He has been the Executive Vice President and Chief Financial Officer and Treasurer of The Hain Celestial Group, Inc. since October 1, 2001. Mr. Lamel, a certified public accountant, was a partner at Ernst & Young LLP where he served in various capacities from June 1973 to September 2001. Ernst & Young LLP served as the Company's independent auditors until fiscal 2001. Mr. Lamel directed all of Ernst & Young's services to the Company, including the audits of our financial statements, from fiscal 1997 through fiscal 2000. Mr. Lamel serves as a director of Excel Technologies, Inc.

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

Committees of the Board of Directors

The Board of Directors has an Audit Committee and a Compensation and Stock Option Committee.

         Compensation and Stock Option Committee. The function of the Compensation and Stock Option Committee ("Compensation Committee") is to make recommendations to the Board with respect to the compensation of management employees and to administer plans and programs relating to stock options, pension and other retirement plans, employee benefits, incentives, and compensation. Fredric J. Gruder, William F. Kenny, III, Jeffrey A. Wurst, Nicholas A. Marshall and Ira J. Lamel were members of the Compensation Committee during fiscal 2004.

         Audit Committee. In fiscal 2004, William F. Kenny, III, Nicholas A. Marshall and Ira J. Lamel served on the Audit Committee. Each of the current Audit Committee members meets the independence criteria prescribed by the rules of the SEC for audit committee membership and is an "independent director" as defined in NASD Rule 4200(a)(15). Each Audit Committee member meets the NASD's financial knowledge requirements, and Ira J. Lamel, designated by the Board of Directors as the "audit committee financial expert" under the SEC rules, meets the NASD's professional experience requirements as well. The Audit Committee is governed by, and operates pursuant to, a written charter approved by the Board of Directors. Such charter complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASD. As more fully described in the charter, the Audit Committee is responsible for overseeing the accounting and financial reporting processes and the audits of the financial statements of the Company.

Affirmative Determinations Regarding Director Independence

The Board of Directors has determined each of the following directors to be an "Independent Director" as such term is defined in Marketplace rules 4200(a)(15) of the National Association of Securities Dealers (the "NASD"):

                                Fredric J. Gruder
                              William F. Kenny, III
                                Jeffrey A. Wurst
                              Nicholas A. Marshall
                                  Ira J. Lamel

As provided by Rule 4350(c)(2) of the NASD, the Independent Directors will regularly schedule "Executive Sessions" whereby the Independent Directors will hold meetings with only the Independent Directors present.

Code of Ethics

The Company adopted a code of ethics applicable to its Chief Executive Officer/President, Chief Financial Officer and Controller, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. This code of ethics is publicly available at the Company's website, www.harveyonline.com. If the Company makes any amendments to this code of ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code of ethics to the Company's Chief Executive Officer/President, Chief Financial Officer or Controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission. The Company also has a third-party anonymous ethics and compliance hotline available to all employees and is reportable by phone or by website, www.reportit.net.

Directors' Compensation

In fiscal 2004, each of the Company's outside directors received a $1,000 monthly retainer.

No options to purchase the Company's Common Stock were granted to the outside directors in fiscal 2004.

Policy for Nomination of Directors

In fiscal 2004, the Company established a resolution outlining its policy on the nomination of directors, under the Standards of the NASDAQ Smallcap Market. Director nominees shall be recommended by a majority of the directors who are independent. The independent directors will only consider nominees that have requisite industry or financial experience.


Item 11. Executive Compensation.

The following table sets forth the cash compensation paid by the Company, as well as any other compensation paid to or earned by the Chairman of the Company, the Chief Executive Officer/President of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the three most recent fiscal years.

Summary Compensation Table

                                                                               Stock
     Name of Individual                                                   Options Granted       Long-Term
   and Principal Position        Year         Salary          Bonus             (1)           Compensation
------------------------------ --------- ----------------- ------------- ------------------- ----------------

Michael E. Recca               2004          $112,000        $   -               -                 $ -
Chairman                       2003(2)       $122,000        $   -               -                 $ -
                               2002          $120,000        $   -             25,000              $ -

Franklin C. Karp               2004          $165,000        $ 75,000            -                 $ -
Chief Executive Officer        2003(2)       $163,000        $ 44,000            -                 $ -
 & President                   2002          $156,000        $109,000          50,000              $ -

Joseph J. Calabrese            2004          $156,000        $ 71,000            -                 $ -
Executive Vice President       2003(2)       $153,000        $ 41,000            -                 $ -
Chief Financial Officer,       2002          $146,000        $ 88,000          50,000              $ -
   Treasurer and Secretary

Michael A. Beck                2004          $140,000        $ 70,000            -                 $ -
Vice President of              2003(2)       $138,000        $ 41,000
   Operations                  2002          $131,000        $ 88,000          50,000              $ -

Roland W. Hiemer               2004          $95,000         $35,000             -                 $ -
Vice President of              2003(2)       $94,000         $17,000             -                 $ -
   Merchandising               2002          $85,000         $ 9,000           30,000              $ -


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

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors establishes the Company's general compensation policies as well as the compensation plans and specific compensation levels for executive officers. It also administers our employee stock option plan for executive officers.

The Compensation Committee believes that the compensation of the Company's executive officers should be influenced by performance. Base salary levels, and any salary increases are approved by the Compensation Committee. In fiscal 2003 and 2002, additional compensation in the form of cash bonuses were made in accordance with a quarterly and annual bonus plan, as approved by the Compensation Committee. In fiscal 2002, stock options were also made in accordance with the quarterly and annual bonus plan, as approved by the Compensation Committee. The Compensation Committee believes that the executive officers salaries during these years did not exceed levels in the industry for similarly-sized businesses. Severance agreements exist for all executive officers.

In fiscal 2004, the Company's executive officers (excluding the Chairman) received a new bonus plan, as approved by the Compensation Committee. Under the new plan, seventy percent (70%) of the new annual bonus potential is based on financial performance and the achievement of the Company's quarterly budgets. The remaining thirty percent (30%) is an annual bonus based on the achievement of specific Company goals.

As previously mentioned, stock option grants, prior to 2003, have been part of the bonus plan for executive officers. The Compensation Committee viewed these option grants as an important component of its long-term, performance-based compensation philosophy. Since the value of an option bears a direct relationship to the Company's stock price, the Compensation Committee believes that options motivate executive officers to manage the Company in a manner that will also benefit stockholders. As such, options were granted, only if performance levels were achieved, at the current market price. One of the principal factors considered in granting options to an executive officer was the executive officer's ability to influence the Company's long-term growth and profitability. In fiscal 2004, no options were granted to the Company's executive officers as only a limited number of options remain available for grant. No options are expected be granted to executive officers in fiscal 2005.

With respect to the base salary granted to Mr. Karp, the Company's Chief Executive Officer and President, the Compensation Committee made a favorable assessment of the Company's actual operating results for fiscal 2003, as compared to the Company's goals and from the performance of Mr. Karp on various accomplishments for fiscal 2003. The Compensation Committee also considered Mr. Karp's relative position as compared to his peers in the industry. Based on these factors, Mr. Karp's salary was $165,000 in fiscal 2004 and was increased to $170,000 for fiscal 2005. No stock options were granted to Mr. Karp in fiscal 2004.

Stock Option Plan

In April 1997, the Company adopted a stock option plan, which currently covers 1,000,000 shares of the Common Stock. At October 30, 2004, options currently outstanding aggregate 989,100 and options available for grant aggregate 10,900. Options may be designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified stock options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company (collectively "Options"). In certain circumstances, the exercise of Options may have an adverse effect on the market price of the Common Stock. The Stock Option Plan was approved by the Company's shareholders in fiscal 1998.

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

In fiscal 2004, no stock options were granted to the Company's executives or directors.

No stock options were exercised by executives or directors in fiscal 2004.

Exercise prices for options outstanding as of October 30, 2004, are as follows:


                                                                      Weighted-
                                                                        Average
                                                                       Remaining
                             Number of                               Contractual
                              Options        Options Exercisable       Life in
                             Outstanding at    at End of Year             Years
    Exercise Price           Year End
------------------------ ---------------------- ---------------------- ---------

        $.8125                    90,000                 90,000             7
        $.8937                    12,500                 12,500             7
        $.9375                    90,000                 90,000             7
         $1.00                    62,625                 62,625             4
        $1.0313                   25,000                 25,000             7
         $1.15                    90,000                 90,000             8
        $1.265                    25,000                 25,000             3
         $1.35                    90,000                 90,000             8
        $1.375                    45,000                 45,000             7
         $1.50                   222,500                222,500             5
         $1.75                   102,500                102,500             6
         $1.86                    57,500                 57,500             6
        $1.925                    12,500                 12,500             6
         $2.00                     4,975                  4,975             3
         $3.00                    59,000                 59,000             3
                         ---------------------- ----------------------
                                 989,100                989,100             6
                         ====================== ======================

PERFORMANCE GRAPH

The following graph shows a five year comparison of the cumulative total return to shareholders for the Company, The Russell 2000 Index and a peer group of substantially larger electronics companies. The graph assumes that the value of investment in the Company's Common Stock and in each index was $100 on October 31, 1999, including the reinvestment of dividends, if any. The Company's fiscal year is either a 52 or 53-week year with the fiscal year ending on the Saturday closest to October 31. All fiscal years presented in the performance graph include 52 weeks, except fiscal 2003, which includes 53 weeks.[GRAPHIC OMITTED]

Item 12. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of October 30, 2004, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

                Name and Address of                       Title        Amount and Nature of
                  Beneficial Owner                       of Class      Beneficial Ownership     Percentage
----------------------------------------------------- --------------- ------------------------ --------------

Harvey Acquisition Company LLC ("HAC")                    Common              253,932               7.6%
c/o Michael E. Recca
949 Edgewood Avenue
Pelham Manor, NY 10803

Michael E. Recca                                          Common              430,078 (1)          12.3%
949 Edgewood Avenue
Pelham Manor, NY 10803

Ronald I. And Joyce L. Heller                             Common              194,900               5.9%
74 Farview Road
Tenafly, New Jersey 07670

Jeffrey A. Wurst                                          Common               46,050 (6)           1.4%
c/o Ruskin Moscou Faltischek P.C.
190 EAB Plaza
Uniondale, NY 11556

William F. Kenny, III                                     Common               54,589 (2)           1.6%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Fredric J. Gruder                                         Common               40,000 (2)           1.2%
775 Park Avenue
Huntington, NY 11753

Nicholas A. Marshall                                      Common                   -0-              -
113 Horseshoe Road
Mill Neck, N Y 11765

Name and Address of            Title       Amount and Nature of
Beneficial Owner              of Class     Beneficial Ownership     Percentage
------------------------------------------ ------------------------ ------------

Ira J. Lamel                   Common                   -0-              -
58 South Service Road
Melville, NY 11747

Franklin C. Karp               Common              234,500 (3)           6.6%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Joseph J. Calabrese            Common              201,702 (4)           5.7%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Michael A. Beck                Common              197,500 (4)           5.6%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Roland W. Hiemer               Common              107,500 (5)           3.1%
Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

All Directors and Officers
as a group                     Common            1,311,919 (7)          30.3%
(10 Persons)

All Beneficial Owners
as a group                     Common            1,506,819 (7)          34.8%

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

To the Company's knowledge, based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended October 30, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were fully satisfied.

Item 13. Certain Relationships and Related Transactions.

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

Jeffrey A. Wurst, Director, is also a Senior Partner with Ruskin. At October 30, 2004 and November 1, 2003, the Company had amounts payable to Ruskin of approximately $39,000 and $50,000, respectively. The Company also paid legal fees to Ruskin of $103,000, $95,000 and $81,000, in fiscal years 2004, 2003 and 2002, respectively.

Dividends paid to preferred stockholders aggregated $70,000, $70,000 and $74,000 for fiscal years 2004, 2003 and 2002, respectively.

Item 14. Principal Accountant's Fees and Services

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO Seidman, LLP rendered during fiscal years 2004 and 2003:


                                      2004                     2003
                                      ----                     ----


       Audit Fees                     $70,000                  $60,000


       Audit - Related Fees           $5,000(1)                $16,050(2)


       Tax Fees                       $ -                      $ -


       All Other Fees                 $ -                      $ -
                               ------------------------ ------------------------


            Total                     $75,000(3)               $76,050(3)
                                      ==========               ==========

(1)For fiscal 2004, $5,000 related to consultations on accounting and SEC matters.

(2)For fiscal 2003, services provided under this category consist of $8,550 for services related to a mid-year inventory observation and research regarding the effect of a change in the Company's year-end and $7,500 for consultations relating to accounting and SEC matters.

(3)All fees for the years presented were approved by the Company's Audit Committee.

Item 15. Exhibits and Financial Statement Schedule

(a)--List of Financial Statements and Financial Statement Schedule and Exhibits:

(1) List of Financial Statements:

       Balance Sheets - October 30, 2004 and November 1, 2003

       Statements of Operations - Fiscal years ended October 30, 2004, November 1, 2003 and October 26, 2002

       Statements of Shareholders' Equity - Fiscal years ended October 30, 2004, November 1, 2003 and October 26, 2002

       Statements of Cash Flows - Fiscal years ended October 30, 2004, November 1, 2003 and October 26, 2002

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

(ix) --The following exhibits are hereto incorporated by reference to the Company's Form 10K dated October 26, 2002:

10.6.5--Lease Extension Agreement between the Company and Sprout Development Co.

10.6.6--Second Amendment of lease between the Company and 205 Chubb Avenue, LLC

(x) --The following exhibits are hereby incorporated by reference to the corresponding exhibits filed with the Company's Form 8-K dated November 25, 2003:

10.18--Loan and Security Agreement by and between Harvey Electronics, Inc. and Whitehall Retail Finance, (currently Webster Business Credit), a subsidiary of Webster Bank, dated November 21, 2003.

10.19--Trademark Security Agreement by and between Harvey Electronics, Inc. and Whitehall Retail Finance, (currently Webster Business Credit), a subsidiary of Webster Bank, dated November 21, 2003.

10.20--Repurchase Agreement by and among Bang & Olufsen America, Inc., Whitehall Retail Finance, (currently Webster Business Credit) a subsidiary of Webster Bank and Harvey Electronics, Inc., dated November 21, 2003.

(xi) --The following exhibits are hereby incorporated by reference to the corresponding exhibits filed with the Company's Form 10-K dated November 1, 2003:

10.6.7 --Renewal of License Agreement with ABC Home Furnishings, Inc.

(xii) --The following exhibit is hereby incorporated by reference to the corresponding exhibit filed with the Company's Form 8-K dated May 6, 2004:

10.6.7  --Lease  Agreement  between  Harvey  Electronics,   Inc.  and  724  R202
Associates, L.L.C. dated May 3, 2004.

(xiii) --The following exhibit is hereby incorporated by reference to the corresponding exhibit filed with the Company's Form 8-K dated May 19, 2004:

10.6.8 --Lease Modification Agreement and Extension Agreement between Joseph P. Day Realty and Harvey Electronics, Inc. dated May 7, 2004.

(xvi) --The following exhibits are annexed hereto:

10.6.9 --Second Amendment of the Lease between Harvey Electronics, Inc. and Martin Goldbaum and Sally Goldbaum dated December 1, 2004.

23. --Consent of BDO Seidman, LLP

31.1--Certification - Chief Executive Officer/President

31.2--Certification - Chief Financial Officer

32.1--Certification - Chief Executive Officer/President

32.2--Certification - Chief Financial Officer

(b) --Reports on Form 8-K:

None filed in the fourth quarter of fiscal 2004.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Harvey Electronics, Inc.

                            By: /s/ Franklin C. Karp
                            ------------------------
                           Franklin C. Karp, President

Dated: January 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature                            Title                                Date
------------------------------------------------------------------------------

                           Chief Executive Office,
                                President and Director          January 28, 2005
/s/ Franklin C. Karp
--------------------------
    Franklin C. Karp

                           Executive Vice President,
  /s/ Joseph J. Calabrese       Chief Financial, Officer, Treasurer,
--------------------------      Secretary and Director          January 28, 2005
    Joseph J. Calabrese


/s/ Michael E. Recca       Chairman and Director
--------------------------
    Michael E. Recca

/s/ William F. Kenny, III  Director
--------------------------
    William F. Kenny, III

/s/ Fredric J. Gruder      Director
--------------------------
    Fredric J. Gruder

/s/ Jeffrey A. Wurst       Director
--------------------------
    Jeffrey A. Wurst

/s/ Nicholas A. Marshall   Director
--------------------------
    Nicholas A. Marshall

/s/ Ira J. Lamel           Director
--------------------------
    Ira J. Lamel

Item 8. Financial Statements and Supplementary Data

                            Harvey Electronics, Inc.

               Index to Financial Statements and Supplemental Data


Report of Independent Registered Public Accounting Firm..................    F-2

Balance Sheets--October 30, 2004 and November 1, 2003.....................   F-3

Statements of Operations--Fiscal years ended October 30, 2004,
November 1, 2003 and October 26, 2002....................................    F-4

Statements of Shareholders' Equity--Fiscal years ended October 30, 2004,
 November 1, 2003 and October 26, 2002...................................    F-5

Statements of Cash Flows--Fiscal years ended October 30, 2004,
November 1, 2003 and October 26, 2002....................................    F-6

Notes to Financial Statements...........................................F-7-F-26

The following financial statement schedule of Harvey Electronics, Inc. is included as supplementary data:

Schedule II - Valuation and Qualifying Accounts..........................   F-27

Report of Independent Registered Public Accounting Firm..................   F-28

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
Harvey Electronics, Inc.
Lyndhurst, New Jersey

We have audited the accompanying balance sheets of Harvey Electronics, Inc. as of October 30, 2004 and November 1, 2003, and the related statements of operations, shareholders' equity and cash flows for the years ended October 30, 2004, November 1, 2003 and October 26, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvey Electronics, Inc. as of October 30, 2004 and November 1, 2003, and the results of its operations and its cash flows for the years ended October 30, 2004, November 1, 2003 and October 26, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective October 27, 2002, the Company adopted Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets.

s/BDO Seidman, LLP
------------------

BDO Seidman, LLP

Melville, New York

January 10, 2005



                                          Harvey Electronics, Inc.
                                               Balance Sheets
                                                                        October 30, 2004  November1,2003
                                                                        ----------------- -----------------
Assets
Current assets:
   Cash and cash equivalents                                                     $15,990           $16,000
   Accounts receivable, less allowance of $20,000 and $20,000                    898,088           751,293
   Inventories                                                                 7,287,564         7,416,978
   Prepaid expenses and other current assets                                     189,669           177,394
   Deferred taxes                                                                301,000                 -
                                                                        ----------------- -----------------
Total current assets                                                           8,692,311         8,361,665
                                                                        ----------------- -----------------
Property and equipment:
   Leasehold improvements                                                      3,459,826         3,640,023
   Furniture, fixtures and equipment                                           2,355,549         2,103,964
   Internet website                                                              456,870           456,870
                                                                        ----------------- -----------------
                                                                               6,272,245         6,200,857
   Less accumulated depreciation and amortization                              3,960,341         3,433,969
                                                                        ----------------- -----------------
                                                                               2,311,904         2,766,888
Equipment under capital leases, less accumulated amortization
  of $391,549 and $384,706                                                         6,272            13,115
Deferred taxes                                                                 1,049,000                 -
Goodwill                                                                         125,000           125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                            283,440           791,440
Other assets, less accumulated amortization of $273,398 and $248,769             330,736           266,498
                                                                        ----------------- -----------------
Total assets                                                                 $12,798,663       $12,324,606
                                                                        ================= =================
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                                      $2,066,014        $2,280,019
  Customer deposits                                                            1,955,440         1,693,263
  Accrued expenses and other current liabilities                               1,425,988         1,310,278
  Income taxes payable                                                            48,800           104,500
  Cumulative Preferred Stock dividends payable                                    23,432            23,432
                                                                        ----------------- -----------------
Total current liabilities                                                      5,519,674         5,411,492
                                                                        ----------------- -----------------

Long-term liabilities:
  Revolving line of credit facility                                            1,825,320         2,725,603
  Deferred rent                                                                  283,891           242,737
                                                                        ----------------- -----------------
Total long-term liabilities                                                    2,109,211         2,968,340
                                                                        ----------------- -----------------

Commitments and contingencies
Shareholders' equity:
   8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
authorized 10,000 shares; issued and outstanding 827 shares (aggregate liquidation preference--$827,000)

                                                                                 379,982           379,982
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,324,525 shares                                         33,245            33,245
  Additional paid-in capital                                                   7,622,704         7,601,305
  Accumulated deficit                                                        (2,866,153)       (4,069,758)
                                                                         ---------------- -----------------
Total shareholders' equity                                                     5,169,778         3,944,774
                                                                         ---------------- -----------------
Total liabilities and shareholders' equity                                   $12,798,663       $12,324,606
                                                                         ================ =================
See accompanying summary of accounting polices and notes to financial statements.


                            Harvey Electronics, Inc.
                            Statements Of Operations


                                               Fifty-two Weeks           Fifty-three Weeks      Fifty- two Weeks
                                                    Ended                      Ended                  Ended
                                                 October 30,                November 1,            October 26,
                                                     2004                      2003                   2002
                                               ---------------------- ------------------------ --------------------

Net sales                                                $43,145,073              $42,448,216          $41,326,577
Other income                                                  53,422                   72,677              116,021
                                               ---------------------- ------------------------ --------------------
                                                          43,198,495               42,520,893           41,442,598
                                               ---------------------- ------------------------ --------------------

Cost of sales                                             25,393,702               25,140,486           24,973,269
Selling, general and administrative expenses              16,993,776               16,555,451           15,806,022
Interest expense                                             175,025                  342,915              358,836
Provision for impairment of long-lived assets                144,092                        -                    -
                                               ---------------------- ------------------------ --------------------
                                                          42,706,595               42,038,852           41,138,127
                                               ---------------------- ------------------------ --------------------

Income before income taxes (benefit)                         491,900                  482,041              304,471
Income taxes (benefit)                                     (782,000)                  195,000              124,000
                                               ---------------------- ------------------------ --------------------
Net income                                                 1,273,900                  287,041              180,471

Preferred Stock dividend requirement                          70,295                   70,295               72,777
                                               ---------------------- ------------------------ --------------------
Net income applicable to Common Stock                     $1,203,605                 $216,746             $107,694
                                               ====================== ======================== ====================

Net income per share applicable to common shareholders:

  Basic                                                        $0.36                    $0.07                $0.03
                                               ====================== ======================== ====================
  Diluted                                                      $0.30                    $0.06                $0.03
                                               ====================== ======================== ====================

Shares used in the calculation of net income per common share:
  Basic                                                     3,324,525               3,324,525            3,297,827
                                                ===================== ======================= ====================
  Diluted                                                   4,033,492               3,866,415            3,907,401
                                                ===================== ======================= ====================

See accompanying summary of accounting policies and notes to financial statements.


                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity



                                 Preferred Stock            Common Stock           Additional                         Total
                              ---------------------- ----------------------------  Paid-in       Accumulated       Shareholders'
                               Shares      Amount        Shares         Amount      Capital         Deficit            Equity
                              ---------- ----------- ---------------- ----------- ------------- ----------------- ------------------
Balance at October 27, 2001      875    $402,037        3,282,833     $32,828    $7,579,667      ($4,394,198)         $3,620,334
Net income for the year            -           -                -           -             -           180,471            180,471
Preferred Stock dividend           -           -                -           -             -          (72,777)           (72,777)
Conversion of Preferred Stock
to Common Stock                  (48)    (22,055)          38,920         389        21,666                 -                  0
Exercise of cash-less Common
Stock warrant                      -           -            2,772          28          (28)                 -                  0
                              ---------- ----------- ---------------- ----------- ------------- ----------------- ------------------

Balance at October 26, 2002       827     379,982        3,324,525      33,245     7,601,305        (4,286,504)          3,728,028
Net income for the year             -           -                -           -             -           287,041            287,041
Preferred Stock dividend            -           -                -           -             -          (70,295)           (70,295)
                              ---------- ----------- ---------------- ----------- ------------- ----------------- ------------------
Balance at November 1, 2003       827     379,982        3,324,525      33,245     7,601,305       (4,069,758)          3,944,774
Net income for the year             -           -                -           -             -         1,273,900          1,273,900
Preferred Stock dividend            -           -                -           -             -          (70,295)           (70,295)
Return of a shareholder's
profits from short-swing trades     -           -                -           -        21,399                -             21,399
                              ---------- ----------- ---------------- ----------- ------------- ----------------- ------------------
Balance at October 30, 2004       827    $379,982        3,324,525     $33,245    $7,622,704     $(2,866,153)        $ 5,169,778
                              ========== =========== ================ =========== ============= ================= ==================

See accompanying summary of accounting policies and notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows

                                                             Fifty-two Weeks    Fifty-three Weeks    Fifty- two Weeks
                                                                  Ended               Ended                Ended
                                                               October 30,         November 1,         October 26,
                                                                  2004                 2003                2002
                                                           -------------------- ------------------- -------------------
Operating activities
Net income                                                          $1,273,900            $287,041            $180,471
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                      683,420             795,388             916,873
    Provision for impairment of long-lived assets                      144,092                   -                   -
    Income tax equivalent provision                                    135,000             195,000             124,000
    Reduction of reorganization value in excess of
amounts
       allocable to identifiable assets                                373,000                   -                   -
    Straight-line impact of rent escalations                            41,154              87,122                 955
    Deferred tax assets                                            (1,350,000)                   -                   -
    Miscellaneous                                                       11,741            (24,701)            (14,473)
    Changes in operating assets and liabilities:
      Accounts receivable                                            (146,795)           (116,630)            (50,758)
      Allowance for bad debts                                                -                   -             (5,000)
      Inventories                                                      129,414           (574,257)            (17,901)
      Prepaid expenses and other current assets                        (5,762)              42,439               1,578
      Trade accounts payable                                         (214,005)               5,186           (659,035)
      Customer deposits                                                262,177             209,026            (37,923)
      Accrued expenses, other current liabilities
        and income taxes                                                43,497              64,230             282,125
                                                           -------------------- ------------------- -------------------
Net cash provided by operating activities                            1,380,833             969,844             720,912
                                                           -------------------- ------------------- -------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                       (331,056)           (454,554)           (220,845)
Internet website development                                                 0            (15,200)            (16,040)
Purchases of other assets                                              (3,949)            (13,475)             (9,140)
Security deposits-net                                                 (28,955)                   -              11,935
                                                           -------------------- ------------------- -------------------
Net cash used in investing activities                                (363,960)           (483,229)           (234,090)
                                                           -------------------- ------------------- -------------------
Financing activities
Net (payments) of revolving credit facility                          (900,283)           (393,890)           (322,527)
Preferred Stock dividends paid                                        (70,295)            (70,295)            (74,151)
Principal payments on note payable                                           -                   -            (21,985)
Principal payments on capital lease obligations                              -            (22,420)            (80,505)
Proceeds from shareholder short-swing profits                           21,399                   -                   -
Fees paid in connection with new credit facility                      (67,704)                   -                   -
                                                           -------------------- ------------------- -------------------
Net cash used in financing activities                              (1,016,883)           (486,605)           (499,168)
                                                           -------------------- ------------------- -------------------
(Decrease) increase in cash and cash equivalents                          (10)                  10            (12,346)
Cash and cash equivalents at beginning of year                          16,000              15,990              28,336
                                                           -------------------- ------------------- -------------------
Cash and cash equivalents at end of year                               $15,990             $16,000             $15,990
                                                           ==================== =================== ===================
Supplemental cash flow information:
Interest paid                                                         $210,000            $347,000            $361,000
                                                           ==================== =================== ===================
Taxes paid                                                            $137,000             $17,000              $6,000
                                                           ==================== =================== ===================
See accompanying summary of accounting policies and notes to financial statements.


1. Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company is a specialty retailer and custom installer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Operations of the Company consist solely of this single segment. The Company's fiscal year ends the Saturday closest to October 31. The fiscal year ended November 1, 2003 consisted of 53 weeks and the fiscal years ended October 30, 2004 and October 26, 2002 each consisted of 52 weeks.

Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by generally stronger demand for the Company's products during the holiday selling season.

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the financial statements and accompanying notes. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and does not believe that any change in those assumptions would have a significant affect on the financial position or results of operations. Actual results could differ from those estimates.

Revenue Recognition

Net sales include the sale of goods to customers and custom installation revenue. Retail sales are recorded at the time of the sale to the customer. Custom installation revenue, which is comprised of both the sale of products and the labor in connection with the installation of the products, are recorded in accordance with the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The revenue related to the sale of the products is recognized when the product is delivered to the customers. The revenue related to the labor in connection with the installation of the products, is recorded when the service has been performed. The amount representing labor for all years presented, is less than 9% of revenues, and accordingly has been included in Net Sales.

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

When conditions indicate a need to evaluate recoverability, SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that the Company (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In the fourth quarter of fiscal 2004, the Company recorded a provision for impairment of long-lived assets aggregating $144,000, relating to the planned relocation of a retail store. See Note 8 to the financial statements.

Store Opening Costs

Costs of a non-capital nature incurred prior to store openings are expensed as incurred. There were no store openings in 2004, 2003 or 2002.

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

For the purpose of determining the disclosures required by SFAS No. 123, the fair value of the options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal year 2002: risk-free interest rate ranging from 4.44%-5.02%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of 1.00; and a weighted-average expected life of the options of 9.39 years.

Had compensation cost for stock option grants during the fiscal years 2004, 2003 and 2002 been determined under the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:



                                                   Fiscal 2004           Fiscal 2003           Fiscal 2002
                                                   -----------           -----------           -----------

 Net income applicable to common stock              $1,203,605             $216,746              $107,694
Stock-based employee compensation expense
determined under the fair value method                  -                     -
                                                                                                (227,000)

                                              -------------------------------------------------------------------
Pro forma net income (loss)                         $1,203,605             $216,746             $(119,306)
                                              -------------------------------------------------------------------

Net income (loss) per share applicable to common stock:
Basic                                                  $.36                  $.07                  $.03
Less compensation expense determined under
the fair value method
                                                        -                     -                   (.07)
                                              -------------------------------------------------------------------
Adjusted basic net income (loss) per share
                                                       $.36                  $.07                 $(.04)
                                              -------------------------------------------------------------------

Net income (loss) per share applicable to common stock:
Diluted                                                $.30                  $.06                  $.03

 Less compensation expense determined under
the fair value method                                   -                     -                   (.07)
                                              -------------------------------------------------------------------
Adjusted diluted net income (loss) per share
                                                       $.30                  $.06                 $(.04)
                                              -------------------------------------------------------------------

Inventories

Inventories, consisting of finished goods, are stated at the lower of cost (average-cost method, which approximates the first-in, first-out method) or market value.

Internet Website

The Company follows the provisions of EITF 00-2, "Accounting for Website Development Costs," which provides guidance on how an entity should account for website development costs. In accordance with EITF 00-2, costs incurred in the website application and infrastructure development stage relating to the acquisition or development of software or the development of graphics for internal use, should be accounted for under the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and capitalized. As such, and in accordance with SOP 98-1, the Company capitalized approximately -0- and $15,000 for fiscal years 2004 and 2003, respectively, relating to the development of its website. These costs are being amortized on a straight-line basis over a period of one to three years.

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

Income Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." The basic and diluted income per common share for the fiscal years ended October 30, 2004, November 1, 2003 and October 26, 2002 were computed based on the weighted-average number of common shares outstanding. Common equivalent shares relating to stock options aggregating 38,407, 38,970 and 88,476, were included in the weighted average number of common shares outstanding for fiscal 2004, 2003 and 2002, respectively for the diluted earnings per share computation.

Commencing January 1, 2001, the conversion price of the Company's preferred stock was $1.2333. In June 2002, 48 shares of preferred stock were converted to 38,920 shares of the Company's Common Stock by a preferred shareholder. As a result, 13,969 shares of Common Stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for fiscal 2002. Common equivalent shares of 670,560 and

502,920 in fiscal 2004 and 2003, relating to the conversion of the remaining outstanding preferred stock, were included in the weighted average number of common shares outstanding for the diluted earnings per share calculation. Common equivalent shares (670,559 in fiscal 2002), relating to the conversion of the remaining outstanding preferred stock, were not included in the weighted average number of common shares outstanding of the diluted earnings per share calculation, as their effect was antidilutive.

In June 2002, 15,000 warrants to purchase the Company's Common Stock were exchanged for 2,772 shares of Common Stock, affected under a cashless exercise. As a result, 1,025 shares were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for fiscal 2002.

Options and warrants aggregating 674,828, 931,637 and 3,066,457, were excluded from the computation for fiscal years 2004, 2003 and 2002, respectively, as their effect would have been antidilutive.

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

Advertising Expense

In accordance with EITF 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" ("EITF 02-16") which addresses how and when to reflect consideration received from suppliers in the financial statements, the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Advertising expense for the years ended October 30, 2004, November 1, 2003 and October 26, 2002 was approximately $470,000, $366,000 and $632,000, respectively. Prepaid advertising for print advertisements not run and broadcast advertisements not aired at October 30, 2004 and November 1, 2003 was approximately $3,000 and $29,000, respectively.

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

The reorganization value of the Company was determined based on the consideration received from Harvey Acquisition Company LLC (HAC) to obtain its principal ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock (see Note 5). Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity Capital Partners, L.P., a pre-reorganization subordinated secured debtholder, as authorized by the Court, for an approved finder's fee. The excess of the reorganization value over the fair value of net assets and liabilities ($283,000 and $791,000 October 30, 2004 and November 1, 2003, respectively) is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and was amortized over a 25-year period, prior to the adoption of SFAS No. 142 (see below) in fiscal 2003, where no amortization was recorded in fiscal 2004 and 2003. Amortization expense of $54,000 was recorded for fiscal year 2002.

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

In the second quarter of fiscal 2004 and 2003, the Company engaged a qualified independent firm, to perform a valuation of the Company and to prepare the necessary goodwill impairment analysis. After completion, this independent firm found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset is tested annually to identify if impairment has occurred.

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill and reorganization value in excess of the amounts allocable to identifiable assets as of October 27, 2002. The following table presents the effect of adoption of SFAS No. 142 on the reported net income of the Company on a comparable basis:

                                          Fiscal 2004  Fiscal 2003   Fiscal 2002
                                          -----------  -----------   -----------

Net income applicable to Common Stock     $1,203,605     $216,746      $107,694
Add back goodwill amortization                 -            -           54,000
                                       -----------------------------------------
Adjusted net income                       $1,203,605     $216,746      $161,694
                                       =========================================

Diluted net income per share:
   Net income                                $ .30        $ .06          $.03
   Goodwill amortization                       -            -             .01
                                       -----------------------------------------
   Adjusted diluted net income
     per share                               $ .30        $ .06          $ .04
                                       =========================================

Reclassification

Certain items in the fiscal 2002 financial statements had been reclassified to conform to fiscal 2004 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., fourth quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the fourth quarter of fiscal year 2005.

 In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its fourth quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

The interest rate on all borrowings under the new credit facility is 0.25% over Webster Bank's prime rate (4.75% at October 30, 2004) or LIBOR plus 2.75%, at the Company's option. The Company agreed to pay Webster a $25,000 commitment fee, payable in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company will also pay Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company paid all outstanding amounts due to Wells Fargo, aggregating $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

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

Pursuant to the new credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain monthly and quarterly levels of earnings before interest, taxes, depreciation and amortization. Additionally, the Company's annual capital expenditures cannot exceed a predetermined amount. The Company was in compliance with all covenants at October 30, 2004.

As the new credit facility expires in five years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at October 30, 2004 ($1,825,000) and November 1, 2003 ($2,726,000), under the new credit facility as a long-term liability.

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

Common equivalent shares relating to stock options aggregating 38,407, 38,970 and 88,476 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for fiscal years 2004, 2003 and 2002.

In fiscal 2004 and 2003, no stock options were granted.

In fiscal 2002, the Company's Compensation and Stock Option Committee approved two grants of incentive stock options aggregating 205,000 to the Company's officers to purchase the Company's Common Stock at exercise prices from $1.15 - $1.35 per share. The fiscal 2002 incentive stock options are exercisable immediately.

In fiscal years 2002, the Company granted 197,500 shares of Common Stock for issuance in connection with stock options. The following table summarizes activity in stock options during fiscal 2004, 2003 and 2002:



                                                   Shares Under Option              Weighted-
                                Shares          --------------------------------    Average
                               Available for     Option Price      Number of       Exercise
                                Granting          per Share         Shares          Price
                               --------------- ----------------- -------------- ---------------
Balance at October 27, 2001     17,225                            785,275        $1.44
   2002 Stock option grants    197,500
   Granted - March 5, 2002    (115,000)       $1.15-$1.265        115,000        $1.175
   Granted - May 30, 2002      (90,000)          $1.35             90,000        $1.35
   Forfeited                     1,175        $1.00-$2.00          (1,175)       $1.574
                            ---------------                   --------------
Balance at October 26, 2002     10,900                            989,100        $1.416
2003 Stock option grants             -               -                 -              -
   Granted                           -               -                 -              -
   Forfeited                         -               -                 -              -
                            ---------------                   --------------
Balance at November 1, 2003     10,900                           989,100         $1.416
2004 Stock Option Grants             -               -                 -              -
   Granted                           -               -                 -              -
   Forfeited                         -               -                 -              -
                            ---------------                   --------------
Balance at October 30, 2004     10,900                           989,100         $1.416
                                ======                           =======



At October 30, 2004, November 1, 2003 and October 26, 2002, all outstanding options are exercisable. The weighted-average fair value of options granted during the fiscal year ended October 26, 2002 was $1.11.

Exercise prices for options outstanding as of October 30, 2004, are as follows:

                                                              Weighted-Average
                      Number of Options                             Remaining
                 Outstanding at Year    Options Exercisable  Contractual Life in
  Range of                   End           at End of Year             Years
Exercise Price
------------------- ---------------------- ---------------------- --------------

   $.8125                    90,000                 90,000             7
   $.8937                    12,500                 12,500             7
   $.9375                    90,000                 90,000             7
    $1.00                    62,625                 62,625             4
   $1.0313                   25,000                 25,000             7
    $1.15                    90,000                 90,000             8
   $1.265                    25,000                 25,000             3
    $1.35                    90,000                 90,000             8
   $1.375                    45,000                 45,000             7
    $1.50                   222,500                222,500             5
    $1.75                   102,500                102,500             6
    $1.86                    57,500                 57,500             6
   $1.925                    12,500                 12,500             6
    $2.00                     4,975                  4,975             3
    $3.00                    59,000                 59,000             3
                    ---------------------- ----------------------
                            989,100                989,100             6
                    ====================== ======================

At October 30, 2004 and November 1, 2003, the Company has reserved shares of Common Stock for issuance under Common Stock options, warrants and preferred stock of approximately 1,004,000 and 1,019,000, respectively.

4.  8.5% Cumulative Convertible Preferred Stock

The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors, in whole or in part, at face value plus any accrued dividends. The carrying value of the Preferred Stock is $379,982 at October 30, 2004 and November 1, 2003.

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

Commencing on January 1, 2001, the Preferred Stock is convertible at $1.2333 (calculated from the average closing price of the Company's Common Stock for the preceding 45-day trading period). 875 shares of Preferred Stock were originally issued by the Company. In June 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's Common Stock by a preferred shareholder. At October 30, 2004 and November 1, 2003, 827 shares of Preferred Stock were issued and outstanding. At October 30, 2004, the Company's Preferred Stock is convertible into 670,559 shares of Common Stock. In December 2004, 227 shares of Preferred Stock were converted to 184,059 shares of the Company's Common Stock by three preferred shareholders. As a result, 600 shares of Preferred Stock are outstanding and convertible into 486,500 shares of Common Stock, at January 20, 2005.

Cumulative Preferred Stock dividends payable of $23,432 are outstanding and classified as a current liability at both October 30, 2004 and November 1, 2003. Dividends aggregating $70,000, $70,000 and $73,000 were recorded as a charge to accumulated deficit in fiscal years 2004, 2003 and 2002, respectively.

5. Income Taxes

Fresh Start Accounting requires the Company to report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. The current and future year benefit related to the carryforward is not reflected in net income, but instead is recorded as an adjustment to reorganization value in excess of amounts allocable to identifiable assets. During the year ended October 30, 2004, November 1, 2003 and October 26, 2002, the Company recorded an income tax equivalent provision of $135,000, $195,000 and $124,000, respectively, and reduced Reorganization Value in Excess of Amounts Allowable to Identifiable Assets by the same amount. The income tax equivalent provisions did not materially affect the Company's tax liability.

In the fourth quarter of fiscal 2004, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based on the Company's earnings history and projected future taxable income, the Company determined that it is more likely than not that a portion of its deferred tax assets would be realized. Accordingly, the Company removed $1,518,000 of the valuation allowance from its deferred tax assets. In conjunction therewith, the Company also recognized an income tax benefit of approximately $977,000 and a reduction of reorganization value of approximately $373,000.

The provision for income taxes (benefits) for the years ended October 30, 2004, November 1, 2003 and October 26, 2002 consists of the following:

                       October 30, 2004    November 1, 2003   October 26, 2002
                       ----------------    ----------------   ----------------
Current:
Federal                      $ 25,000               $ -                $ -
State                         35,000                 -                  -
Equivalent tax expense        135,000             195,000            124,000
                      ----------------------------------------------------------
                              195,000             195,000            124,000
Deferred (benefit)           (977,000)               -                  -
                      ----------------------------------------------------------
                            ($782,000)           $195,000            $124,000
                      ==========================================================

The effective income tax rate differed from the Federal statutory rate as follows:




                                          Year Ended                   Year Ended                Year Ended
                                         October 30, 2004             November 1, 2003           October 26, 2002
                                        ------------- ------------- -------------- ------------- ------------- ------------
                                           Amount          %           Amount           %        Amount        %
                                        ------------- ------------- -------------- ------------- ------------- ------------
Federal income tax provision
   (benefit) at statutory rate          $   167,000   34.0%           $164,000       34.0%         $104,000      34.0%
State income taxes, net of Federal
   benefit                                  52,000    10.6%             33,000        6.8            23,000      7.6

Nondeductible reorganization
   amortization                              -             -              -             -            18,000      5.9
Valuation allowance                      (977,000)   (198.6%)            -             -             -             -
Other, net                                (24,000)     (4.9%)           9,000         1.9            5,000      1.6

Benefit from post reorganization
   temporary differences on tax
   equivalent provision                      -             -           (11,000)    (2.3)            (26,000)    (8.3)
                                        ------------- ------------- -------------- ------------- ------------- ------------
                                        ($  782,000)  (158.9%)      $195,000       40.4%         $124,000      40.8%
                                        ============  ========      ========       =====         ========      =====


The Company has deferred tax assets and deferred tax liabilities as presented in the table below. The net deferred tax assets are subject to a valuation allowance, which was approximately $474,000 and $1,992,000, at October 30, 2004 and November 1, 2003, respectively.

Deferred tax assets and liabilities as of October 30, 2004 and November 1, 2003 consisted of the following:

                                                    October 30,    November 1,
                                                       2004             2003
                                                    -------------- -------------

Pre-reorganization net operating loss carryforwards      495,000       603,000
Pre-reorganization deductible temporary differences        47,000       74,000
Pre-reorganization tax credits                             53,000       53,000
Post-reorganization net operating loss carryforwards      393,000      691,000
Deferred rent                                              95,000       51,000
Expenses not currently deductible                          69,000        4,000
Inventories                                                90,000       84,000
Depreciable assets                                        564,000      456,000
Tax credits                                                37,000        2,000
                                                    -------------- -------------
Total deferred tax assets                               1,843,000    2,018,000
                                                    -------------- -------------

Website development costs                                  (4,000)     (15,000)
Intangible assets                                         (15,000)     (11,000)
                                                    -------------- -------------
Total deferred tax liabilities                            (19,000)     (26,000)
                                                    -------------- -------------

Net                                                     1,824,000    1,992,000

Valuation allowance                                      (474,000)  (1,992,000)
                                                         ---------  -----------
Total                                                   1,350,000            0
                                                       ==========   ==========

At October 30, 2004, the Company has available net operating loss carryforwards of approximately $2,200,000 which expire in various years through fiscal 2019. Of this amount, approximately $1,200,000 relates to pre-reorganization net operating loss carryforwards. Under section 382 of the IRS code, it is estimated that these pre-reorganization net operating loss carryforwards and other pre-reorganization tax attributes will be limited to approximately $150,000 per year.

6. Pension and Profit Sharing Plan

The Company maintains the Harvey Electronics, Inc. Savings and Investment Plan (the "Plan") which includes profit sharing, defined contribution and 401(k) provisions and is available to all eligible employees of the Company. There were no employer contributions to the Plan for fiscal 2004, 2003 and 2002.

7. Commitments and Contingencies

Commitments

The Company leases stores and warehouse facilities under operating leases, which provide, in certain cases, for payment of additional rentals based on a percentage of sales over a fixed amount. Future minimum rental commitments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one-year or more consisted of the following at October 30, 2004:

                                             Operating Leases
                                           ---------------------

Fiscal 2005                                $     2,461,000
Fiscal 2006                                      2,279,000
Fiscal 2007                                      1,782,000
Fiscal 2008                                      1,757,000
Fiscal 2009                                      1,695,000
Thereafter                                       8,510,000
                                           ---------------------
Total minimum lease payments               $    18,484,000
                                           =====================

Total rental expense for operating leases was approximately $3,097,000, $3,022,000 and $2,783,000 for fiscal years 2004, 2003 and 2002, respectively.
Certain leases provide for the payment of insurance, maintenance charges, electric and taxes and contain renewal options.

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

8. Other Information

Accrued Expenses and Other Current Liabilities
                                     October 30,                 November 1,
                                        2004                         2003
                                    --------------------- ----------------------

Payroll and payroll related items     $ 394,000                   $ 390,000
Accrued professional fees              139,000                     172,000
Sales taxes                            165,000                     170,000
Accrued occupancy                      249,000                     206,000
Accrued bonuses                        248,000                     267,000
Accrued Unclaimed Property             132,000                          -
Other                                  99,000                      105,000
                                    --------------------- ----------------------
                                     $ 1,426,000                 $ 1,310,000
                                     ===========                 ===========

Fourth Quarter Adjustments

In the fourth quarter of fiscal 2004, the Company recorded a provision for impairment of long-lived assets aggregating $144,000 relating to the planned relocation of one of its retail locations. This amount was presented separately on the Statement of Operations for the year ended October 30, 2004.

In the fourth quarter of fiscal 2004, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based on the Company's earnings history and projected future taxable income, the Company determined that it is more likely than not that a portion of its deferred tax assets would be realized. Accordingly, the Company recorded a deferred tax asset in the amount of $1,350,000, which resulted in the recognition of an income tax benefit of approximately $977,000 and a reduction of reorganization value of approximately $373,000.

Union Contract

The Company is party to a collective bargaining agreement with a union which covers certain sales, warehouse and installation employees. This agreement expires on August 1, 2005.

State Tax Examinations

In November 2004, the Company received notification from the State of New Jersey, stating that the Company's income tax and sales and use tax returns would be subject to audit. Additionally, in fiscal 2004, the Company received notification from the State of Connecticut stating that the Company's sales and use tax returns would be subject to audit. It is too early to determine the outcome, if any, of these examinations.

Other

In fiscal 2004, the Company received $21,000 from a shareholder owning 5% of the Company's Common Stock, representing the return of short-swing profits. The Company recorded this amount received to additional paid-in capital.

In fiscal 2004, the Company recorded $133,000, relating to the Company's estimate of unclaimed property due to certain states. This expense is included in selling, general and administrative expenses for fiscal 2004.

In January 2004, the Company agreed to satisfy certain long outstanding and disputed tax claims under an amnesty program offered by the City of New York. The tax claims related to a prior subsidiary for fiscal years 1987 and 1988. The Company satisfied the claim, in full, paying $90,000 (including interest), under the amnesty program. The Company recorded $50,000 to selling, general and administrative expenses in fiscal 2003 relating to this matter. Prior to the settlement of this matter, the Company had recorded a liability of $40,000 relating to this claim.

A Director of the Company also is a Senior Partner in a law firm providing the Company with legal services. At October 30, 2004 and November 1, 2003, the Company had $39,000 and $50,000, respectively, payable to this law firm. The Company paid legal fees to this law firm of approximately $103,000, $95,000 and $81,000 in fiscal years 2004, 2003 and 2002, respectively.

9. Retail Store Expansion

In fiscal year 2004, the Company entered into a ten-year lease for a new Harvey showroom in Bridgewater, New Jersey. This new store is expected to open in the spring of 2005.

10. Quarterly Financial Data (Unaudited)

                                                                        Net Income (Loss)
                                                                      Applicable to Common
2004                          Net Sales            Gross Profit               Stock              Basic EPS         Diluted EPS
----------------------- ---------------------- ---------------------- ---------------------- ------------------ ------------------
First quarter                 $12,395,892             $4,995,398               $332,714             $0.10              $0.08
Second quarter                 10,346,078              4,368,046                 67,516              0.02               0.02
Third quarter                  10,042,783              4,153,900                 72,706              0.02               0.02
Fourth quarter                 10,360,320              4,234,027                730,669(1)           0.22               0.18

2003
----------------------- ---------------------- ---------------------- ---------------------- ------------------ ------------------
First quarter                 $13,041,583             $5,274,324               $403,069             $0.12              $0.10
Second quarter                  9,863,894              4,003,598               ( 66,210)            (0.02)             (0.02)
Third quarter                   9,905,657              4,132,857                 (4,172)             -                  -
Fourth quarter                  9,664,082              3,896,952               (115,941)            (0.03)             (0.02)


(1)See Note 8 relating to fourth quarter adjustments.

                 Schedule II - Valuation and Qualifying Accounts

                            Harvey Electronics, Inc.

-------------------------------------------------------------------------------------------------- ---------------------- ----------
COL. A                                   COL. B        COL. C                                      COL. D                 COL. E
-------------------------------------------------------------------------------------------------- ---------------------- ----------
Description                              Balance at    Additions charged to   Charged to other     Other changes - add    Balance at
                                         beginning of  costs and expenses     accounts - describe  (deduct) - describe     end of
                                         period                                                                           period
----------------------------------------------------------------------------- -------------------- ---------------------- ----------
Fiscal year ended October
Reserves and allowances
    deducted from asset accounts:
         Allowance for doubtful accounts $20,000       $27,640                                     $(27,640) (1)          $20,000

Fiscal year ended November 1, 2003
Reserves and allowances
    deducted from asset accounts:
         Allowance for doubtful accounts $20,000       $18,646                                     $(18,646) (1)          $20,000

Fiscal year ended October 26, 2002
Reserves and allowances
    deducted from asset accounts:
         Allowance for doubtful accounts $25,000       $18,627                                     $(23,627) (1)          $20,000


(1) Uncollectible accounts written off, net of recoveries.


             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
Harvey Electronics, Inc.
Lyndhurst, New Jersey

The audits referred to in our report dated January 10, 2005 relating to the financial statements of Harvey Electronics, Inc., which is included in Item 8 of this Form 10-K, included the audit of the financial statement Schedule II - Valuation and Qualifying Accounts for the three year period ended October 30, 2004. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
--------------------

BDO Seidman, LLP
Melville, New York
January 10, 2005