Form 10-Q
period 2005-01-29
HARVEY ELECTRONICS INC
filed 2005-03-15
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 29, 2005

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from -------   to ------------.


                          Commission File Number 1-4626
                          -----------------------------

                            Harvey Electronics, Inc.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

       New York                                                13-1534671
 -------------------------------         ---------------------------------------
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

As of March 15, 2005, 3,508,584 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX

PART I.       Financial Information

Item 1.       Financial Statements:                                     Page No.

              Statements of Operations (Unaudited) - Thirteen Weeks
                ended January 29, 2005 and January 31, 2004     ...............3

              Balance Sheets - January 29, 2005 (Unaudited) and October 30,
                2004  .........................................................4

              Statement of Shareholders' Equity (Unaudited) - Thirteen Weeks
                ended January 29, 2005  .......................................5

              Statements of Cash Flows (Unaudited) - Thirteen Weeks ended
                January 29, 2005 and January 31, 2004  ........................6

              Notes to Financial Statements (Unaudited)  ......................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations   ......................................11

Item 4.       Disclosure Controls and Procedures .............................17

PART II.      Other Information

Item 1.       Legal Matters...................................................19

Item 6.       Exhibits and Reports on Form 8-K................................21

Signatures ...................................................................22

Exhibit Number 31.1...........................................................23
Exhibit Number 31.2...........................................................25
Exhibit Number 32.1...........................................................27
Exhibit Number 32.2............................................................8

Part I Financial Information
Item I. Financial Statements

                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)
                                                Thirteen Weeks    Thirteen Weeks
                                                     Ended             Ended
                                                  January 29,        January 31,
                                                     2005                2004
                                                     ------------------------
Net sales                                         $12,085,014      $12,395,892
Other income                                            6,000            4,417
                                                        -----            -----
                                                   12,091,014       12,400,309
                                                   ----------       ----------
Cost of sales                                       6,987,864        7,400,494
Selling, general and administrative expenses        4,603,962        4,378,107
Interest expense                                       45,243           51,420
                                                       ------           ------
                                                   11,637,069       11,830,021
                                                   ----------       ----------
Income before income taxes                            453,945          570,288
Income taxes                                          180,000          220,000
                                                      -------          -------
Net income                                            273,945          350,288
Preferred Stock dividend requirement                   14,154           17,574
                                                       ------           ------
Net income applicable to Common Stock                $259,791         $332,714
                                                     ========         ========
Net income per share applicable to common shareholders:
  Basic                                                 $0.08            $0.10
                                                        =====            =====
  Diluted                                               $0.06            $0.08
                                                        =====            =====
Shares used in the calculation of net income per common share:
  Basic                                             3,455,987        3,324,525
                                                    =========        =========
  Diluted                                           4,212,978        4,008,869
                                                    =========        =========
See accompanying notes to financial statements.



                            Harvey Electronics, Inc.
                                 Balance Sheets
                                                             January 29, 2005     October 30,
                                                              (Unaudited)          2004 41(1)
                                                              -------------------------------
Assets
Current assets:
   Cash and cash equivalents                                      $16,990            $15,990
   Accounts receivable, less allowance of $20,000 and $20,000     745,207            898,088
   Inventories                                                  7,485,946          7,287,564
   Prepaid expenses and other current assets                      584,024            189,669
   Deferred taxes                                                 301,000            301,000
                                                                  -------            -------
Total current assets                                            9,133,167          8,692,311
                                                                ---------          ---------
Property and equipment:
   Leasehold improvements                                       3,532,701          3,459,826
   Furniture, fixtures and equipment                            2,621,121          2,355,549
   Internet website                                               456,870            456,870
                                                                  -------            -------
                                                                6,610,692          6,272,245
   Less accumulated depreciation and amortization               4,111,349          3,960,341
                                                                ---------          ---------
                                                                2,499,343          2,311,904
Equipment under capital leases, less accummulated
amortization of $392,832 and $391,549                               4,989              6,272
Deferred taxes                                                    869,000          1,049,000
Goodwill                                                          125,000            125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                             283,440            283,440
Other assets, less accumulated amortization of
$279,600 and $273,398                                             321,877            330,736
--------     --------                                             -------            -------
Total assets                                                  $13,236,816        $12,798,663
                                                              ===========        ===========
Liabilities and shareholders' equity Current liabilities:
  Trade accounts payable                                       $2,099,102         $2,066,014
  Customer deposits                                             1,685,533          1,955,440
  Accrued expenses and other current liabilities                1,800,541          1,425,988
  Income taxes payable                                              8,871             48,800
  Cumulative Preferred Stock dividends payable                      4,052             23,432
  Current portion of long-term debt                                40,695                  -
                                                                   ------
Total current liabilities                                       5,638,794          5,519,674
                                                                ---------          ---------
Long-term liabilities:
  Revolving line of credit facility                             1,789,719          1,825,320
  Long-term debt                                                   81,680                  -
  Deferred rent                                                   297,054            283,891
                                                                  -------            -------
Total long-term liabilities                                     2,168,453          2,109,211
                                                                ---------          ---------
Commitments and contingencies
Shareholders' equity:
8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
authorized 10,000 shares; issued and outstanding 600 shares-- 2005, 827 shares--
2004, (aggregate liquidation preference $600,000--
   2005, $827,000--2004)                                          275,682            379,982
Common Stock, par value $.01 per share;
authorized 10,000,000 shares;
  issued and outstanding 3,508,584 shares--2005
and 3,324,525 shares--2004                                         35,086             33,245
  Additional paid-in capital                                    7,725,163          7,622,704
  Accumulated deficit                                          (2,606,362)        (2,866,153)
                                                               ----------         ----------
Total shareholders' equity                                      5,429,569          5,169,778
                                                                ---------          ---------
Total liabilities and shareholders' equity                    $13,236,816        $12,798,663
                                                              ===========        ===========
(1)--Derived from audited financial statements
at October 30, 2004.
See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                                                           Additional                   Total
                                    Preferred Stock      Common Stock      Paid-in    Accumulated    Shareholders'
                                  Shares   Amount      Shares   Amount     Capital      Deficit        Equity
                                  ------   ------      ------   ------     -------      -------        ------
Balance at October 30, 2004        827    $379,982   3,324,525  $33,245  $7,622,704  $(2,866,153)   $5,169,778
Net income for the period            -           -           -        -           -      273,945       273,945
Preferred Stock dividend             -           -           -        -           -      (14,154)      (14,154)
Conversion of Preferred Stock to
Common Stock                      (227)   (104,300)    184,059    1,841     102,459           -             0
                                  ----    --------     -------    -----     -------     -------        -------
Balance at January 29, 2005        600    $275,682   3,508,584  $35,086  $7,725,163  $(2,606,362)   $5,429,569
                                   ===    ========   =========  =======  ==========  ===========    ==========


See accompanying notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows
                                   (Unaudited)

                                                          Thirteen Weeks          Thirteen Weeks
                                                              Ended                   Ended
                                                            January 29,             January 31,
                                                               2005                   2004
                                                               ----                   ----
Operating activities
Net income                                                   $273,945                $350,288
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                             158,493                 160,338
    Income tax equivalent provision                           180,000                 220,000
    Straight-line impact of rent escalations                   13,163                  12,879
    Miscellaneous                                               2,657                  15,628
    Changes in operating assets and liabilities:
      Accounts receivable                                     152,881                (195,868)
      Inventories                                            (198,382)               (228,456)
      Prepaid expenses and other current assets               (75,730)                  7,354
      Trade accounts payable                                   33,088                  35,652
      Customer deposits                                      (269,907)                 58,083
      Accrued expenses, other current liabilities
        and income taxes                                       15,999                  56,033
                                                               ------                  ------
Net cash provided by operating activities                     286,207                 491,931
                                                              -------                 -------
Investing activities
Purchases of property and equipment excluding
  Internet website development                               (209,115)                (56,931)
                                                             --------                 -------
Net cash used in investing activities                        (209,115)                (56,931)
                                                             --------                 -------
Financing activities
Net payments on revolving credit facility                     (35,601)               (331,575)
Preferred Stock dividends paid                                (33,534)                (35,436)
Principal payments on note payable                             (6,957)                      -
Fees paid in connection with new credit facility                    -                 (67,500)
                                                               -------                 -------
Net cash used in financing activities                         (76,092)               (434,511)
                                                              -------                --------
Increase in cash and cash equivalents                           1,000                     489
Cash and cash equivalents at beginning of period               15,990                  16,000
                                                               ------                  ------
Cash and cash equivalents at end of period                    $16,990                 $16,489
                                                              =======                 =======
Supplemental cash flow information:
Interest paid                                                 $40,000                 $94,000
                                                              =======                 =======
Taxes paid                                                    $40,000                $111,000
                                                              =======                ========

See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 January 29 2005
                                   (Unaudited)

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

Operating results for the thirteen week period ended January 29, 2005 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending October 29, 2005. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by the holiday shopping season. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 30, 2004.

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

Net sales includes the sale of goods to customers and custom installation revenue. Retail sales are recorded at the time of the sale to the customer. Custom installation revenue, which is comprised of both the sale of products and the labor in connection with the installation of the products, are recorded in accordance with the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The revenue related to the sale of the products is recognized when the product is delivered to the customers. The revenue related to the labor in

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)

Description of Business (Continued)

connection with the installation of the products, is recorded when the service has been substantially performed.

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

The interest rate on all borrowings under the new credit facility is 0.25% over Webster Bank's prime rate (5.25% at January 29, 2005) or LIBOR plus 2.75%, at the Company's option. The Company paid Webster a $25,000 commitment fee in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company pays Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company paid all outstanding amounts due to Wells Fargo, aggregating $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

In connection with the credit facility, the Company granted Webster a senior security interest in all of the Company's assets. The credit facility provides Webster with rights of acceleration upon the occurrence of certain customary events of default. The Company is restricted from paying dividends on its Common Stock, retiring or repurchasing its Common Stock and entering into additional indebtedness (as defined).

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain monthly and quarterly levels of earnings before interest, taxes, depreciation and amortization. Additionally, the Company's annual capital expenditures cannot exceed a predetermined amount. The Company was in compliance with all Webster covenants at January 29, 2005.

As the credit facility expires in four years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at January 29, 2005 ($1,790,000), under the credit facility as a long-term liability.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)

3. Advertising Expense

In accordance with EITF 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" ("EITF 02-16") which addresses how and when to reflect consideration received from suppliers in the financial statements, the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Net advertising expense for the thirteen weeks ended January 29, 2005 and January 31, 2004 was $325,000 and $205,000, respectively.

4. Income Per Share

Basic and diluted income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The basic and diluted income per common share for the thirteen weeks ended January 29, 2005 and January 31, 2004 was computed based on the weighted average number of common shares outstanding. For the first quarter of fiscal 2005 and 2004, common equivalent shares relating to stock options, aggregating 270,491 and 13,785, respectively, were included in the weighted average number of common shares outstanding for the diluted earnings per share computation. All other stock options and warrants were not included since they were anti-dilutive.

In December 2004, three holders of the Company's Preferred Stock converted their 227 shares into 184,059 shares of the Company's Common Stock. As a result, at January 29, 2005, 600 shares of Preferred Stock were issued and outstanding and are convertible into 486,500 shares of Common Stock. The basic and diluted income per common share for the thirteen weeks ended January 29, 2005 was computed using the weighted average of 131,462 shares of Common Stock from the conversion of the Preferred Stock.

The conversion price of the Company's preferred stock is $1.2333. As a result, common equivalent shares of 486,500 and 670,559 relating to the conversion of the preferred stock were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the first quarter ended January 29, 2005 and January 31, 2004, respectively.

5. Income Taxes

In connection with the Company's emergence from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code on December 26, 1996, the Company adopted Fresh Start Accounting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward, not presently reflected as deferred tax assets, is not reflected as a

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)


5. Income Taxes (Continued)

reduction of the tax equivalent provision in determining net income, but instead is recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted.

For the thirteen weeks ended January 31, 2004, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $220,000 (38.6% effective tax rate). The income tax equivalent provision will not materially affect the Company's tax liability.

For the thirteen weeks ended January 29, 2005, the Company's income tax provision represents deferred tax expense of $180,000 (39.7% effective tax rate). As a result, the Company's long-term deferred tax asset was reduced by the same amount. This income tax provision will not require the use of the Company's cash.

6. Inventories

Inventories have been valued at average cost, based upon gross profit percentages applied to net sales.

7. Retail Store Expansion

In fiscal 2004, the Company entered into a ten-year lease for a new Harvey showroom in Bridgewater, New Jersey. This new store is expected to open in June 2005.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)

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

Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 30, 2004 and November 1, 2003, included in the Company's Annual Report on Form 10K.

Thirteen Weeks Ended January 29, 2005 as Compared to Thirteen Weeks Ended January 31, 2004

Net Income. The Company's pre-tax income for the thirteen weeks ended January 29, 2005 aggregated $454,000 as compared to $570,000 for the same period ended January 31, 2004. Net income for the first quarter of fiscal 2005 was $274,000 as compared to $350,000 for the same quarter in fiscal 2004.

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

For the thirteen weeks ended January 29, 2005 and January 31, 2004, EBITDA aggregated $658,000 and $782,000, respectively. (EBITDA for the first quarter of fiscal 2005 is calculated as follows: pre-tax income of $454,000 plus interest of $45,000 and depreciation and amortization of $159,000. EBITDA for the first quarter of fiscal 2004 is calculated as follows: pre-tax income of $570,000, plus interest of $52,000 and depreciation and amortization of $160,000.)

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2008
                                   (Unaudited)

Net Income (continued)
The Company's net income for the first quarter of fiscal 2005 was reduced by net advertising expense of $325,000 as compared to $205,000 for the same quarter last year. The Company's advertising presence has increased for the first quarter of fiscal 2005, as advertising expenditures increased to $965,000 from $821,000 for the same quarter last year.

The Company recorded income tax provisions for the thirteen weeks ended January 29, 2005 and January 31, 2004 of $180,000 (39.7% effective tax rate) and $220,000 (38.6% effective tax rate), respectively. The income tax provisions will not materially affect the Company's tax liability.

Revenues. Net sales for the first quarter of fiscal 2005 aggregated $12,085,000 or a 2.5% decrease from the same quarter last year. Comparable store sales for the first quarter of fiscal 2005 decreased approximately 2.6% from the same quarter last year. The Company's November and December sales results were essentially flat with the prior year. The decrease in the first quarter sales resulted from slower January sales. Store traffic declined in January, despite the Company's clearance event. Management believes extreme winter weather conditions in New York in the last two weeks of January negatively affected sales.

Overall net sales benefited by the strong sales results of the Company's Mount Kisco, New York and Greenwich, Connecticut stores. These positive results were offset by sales declines at the Company's other retail showrooms.

As previously disclosed, the Company has elected not to renew its Greenwich, Connecticut Bang & Olufsen store lease which expires in April 2005, and to relocate this store in the spring of 2005. The Company plans to move and consolidate this Bang & Olufsen retail operation with the Company's Harvey Greenwich location, one block away. This store-within-a-store concept, approved by Bang & Olufsen, will present Bang & Olufsen products in a unique and separate showcase within the Harvey store. The Company believes it will retain a significant portion of the Bang & Olufsen store's revenue while significantly reducing the overhead costs associated with this store.

The Company believes it continues to benefit from expanding revenues as a result of strong demand for its custom installation services. Additionally, despite increased competition, customer demand continues to be strong for digital video products including plasma flat screen, LCD flat panel, high-definition and DLP televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase and accounted for 59% of net sales for the first quarter of fiscal 2005 as compared to approximately 56% of net sales for the same period last year. Custom installation sales, including both equipment sales and labor income, increased approximately 2.8% to $7.2 million in the first quarter of fiscal 2005, as compared to $7.0 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)

Revenues (continued)
The Company believes it differentiates itself by offering sophisticated custom installation services, including programming capabilities that address complex technological integration issues giving its customers easy remote control operations for a variety of functions. Management believes installations of dedicated theater rooms and lighting systems in the home, as well as distributed audio and network cabling will continue to attract affluent customers to the Company. The theater room will be the forefront of the smart home, for the desired integration of all electronics, lighting, security and networking within the home. These offerings should continue to benefit sales, enhance gross margins and improve overall store profitability.

The Company recently launched its new service initiative called "Harvey on Demand". The Company believes it can expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. The Company is currently marketing this new service group and is offering a forty-eight hour response time to address the needs of a qualified customer at an additional labor cost. The Company plans to expand this initiative in fiscal 2005 and beyond.

The Company's marketing efforts increased for the first quarter of fiscal 2005 as compared to the same period last year. These efforts included radio, newspaper and direct mail advertisements, and the continued promotion of the Company's website, www.harveyonline.com. For the remainder of fiscal 2005, the Company anticipates that its advertising expenditures will not be materially reduced and will be used primarily for radio, print and direct mail advertising. The Company anticipates that it will continue to promote its brand and image to both men and women using its campaign, "Harvey. Extraordinary in Every Way." The Company expects to make certain improvement to its website in fiscal 2005.

For the remainder of fiscal 2005, the Company also will endeavor to put additional efforts and resources into its important customer relations management initiatives and plans to be more aggressive with specific e-mail promotions to its customers.

Cost and Expenses. Total cost of goods sold for the thirteen weeks ended January 29, 2005 decreased 5.6% to $6,988,000 as compared to the same quarter last year. This was primarily due to the overall decrease in sales as noted above, offset by an increase in the Company's gross profit margin.

The gross profit margin for the first quarter of fiscal 2005 increased approximately 4.7% to 42.2% from 40.3% for the same quarter last year. This was the result of a decline in the Company's overall video business, which generally has lower margins than audio and labor sales. This was offset by stronger sales from the Company's higher-margin custom installation business, labor revenues and other higher margin accessory sales.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)


Cost and Expenses (continued)
The Company's overall video sales have been negatively impacted by price compression in the industry as well as competitive pressures in the market. Management believes this trend will continue. While video sales have declined to approximately 42% of net sales in the first quarter of fiscal 2005, from 49% of net sales for the same period last year, the Company's gross profit margin on its video sales has actually improved. This is primarily due to the mix of video products sold, coupled with the increase in related custom installation projects and higher margin extended warranty sales relating to these video products.

The Company's higher margin audio sales for the first quarter of fiscal 2005 have increased to more than 48% of net sales from 44% of net sales for the same period last year. Audio sales were positively impacted by additional cable sales, headphones, furniture, radio and portables and other audio accessories. Labor income for the first quarter of fiscal 2005 represented over 9% of net sales as compared to approximately 7% of net sales for the same quarter last year.

Selling, general and administrative expenses ("SG&A expenses") increased by $226,000 or 5.2% for the thirteen weeks ended January 29, 2005 as compared to the same quarter last year. Comparable SG&A expenses increased by approximately $170,000 or 3.9% for the first quarter of fiscal 2005 as compared to the same quarter last year.

Comparable SG&A expenses increased from additional payroll and payroll related costs, net advertising expense, occupancy costs, truck expenses, EDP expenses and various other general and store operating expenses, offset by a decrease in communications expense.

The Company plans to continue to hire additional custom installation personnel, as needed, and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan.

Interest expense decreased by approximately $6,000 or 12% for the thirteen weeks ended January 29, 2005, as compared to the same period last year. This was primarily due to reduced borrowings offset by higher interest rates.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)

Cost and Expenses (continued)
As noted above, in the first quarter of fiscal 2004, the income tax equivalent provision and the reduction of reorganization value in excess of amounts allocable to identifiable assets was $220,000. The income tax equivalent provision will not materially affect the Company's tax liability.

For the thirteen weeks ended January 29, 2005, the Company's income tax provision represents deferred tax expense of $180,000 (39.7% effective tax rate). As a result, the Company's long-term deferred tax asset was reduced by the same amount. This income tax provision will not require the use of the Company's cash.

Liquidity and Capital Resources

At January 29, 2005 and October 30, 2004, the Company's ratio of current assets to current liabilities was 1.62 and 1.57, respectively.

The improvement in the current ratio at January 29, 2005 was positively impacted by the Company's pre-tax income. Other factors improving working capital included an increase in inventory, prepaid expenses and other current assets, as well as a decrease in customer deposits, offset by an increase in accrued expenses.

Net cash provided by operating activities was $286,000 for the thirteen weeks ended January 29, 2005, as compared to $492,000 for the same period last year.

Net cash used in investing activities was $209,000 for the first quarter of fiscal 2005, as compared to cash used of $57,000 for the same quarter last year. Net cash used for the purchases of leasehold improvements and equipment was $209,000 as compared to $57,000 for the prior year's quarter.

Net cash used in financing activities was $76,000 for the first quarter of fiscal 2005, as compared to $435,000 for the same quarter last year. Financing activities for the first quarter of fiscal 2005 included net payments of $36,000, reducing the revolving line of credit facility, preferred stock dividends paid of $33,000 and principal payments on note payables of $7,000. Financing activities for the first quarter of fiscal 2004 included net payments of $332,000, reducing the revolving line of credit facility, preferred stock dividends paid of $35,000 and commitment and deferred legal fees relating to the new credit facility of $68,000.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)


Liquidity and Capital Resources (continued)

The interest rate on all borrowings under the credit facility is 0.25% over Webster Bank's prime rate (5.25% at January 29, 2005) or LIBOR plus 2.75%, at the Company's option. The Company paid Webster a $25,000 commitment fee in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively.

In connection with the credit facility, the Company granted Webster a senior security interest in all of the Company's assets. The credit facility provides Webster with rights of acceleration upon the occurrence of certain customary events of default. The Company is restricted from paying dividends on its Common Stock, retiring or repurchasing its Common Stock and entering into additional indebtedness (as defined).

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of earnings before interest, taxes, depreciation and amortization. Additionally, the Company's capital expenditures cannot exceed a predetermined amount. The Company was in compliance with all Webster covenants at January 29, 2005.

At March 14, 2005, there was approximately $1,384,000 in outstanding borrowings under the credit facility, with approximately $3,376,000 available to borrow under this credit facility.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. At October 30, 2004, 827 shares of Preferred Stock were issued and outstanding and were convertible into 670,559 shares of Common Stock. In December 2004, 227 shares of Preferred Stock were converted to 184,059 shares of the Company's Common Stock by three preferred shareholders. As a result, 600 shares of Preferred Stock, held by one shareholder, are currently outstanding and convertible into 486,500 shares of Common Stock at January 29, 2005.

The Company's newest 4,500 square foot Harvey retail showroom in Bridgewater, New Jersey is under construction. The Company will finance all necessary leaseholds, equipment, furniture and fixtures, pre-opening costs and inventory, expected to aggregate between $1,000,000 - $1,200,000, with its new credit facility. The new retail store is expected to open in June of 2005. In fiscal 2005, the Company expects to make improvements to certain of its Harvey retail showrooms, including the move of its Bang & Olufsen store and the installation of a movie theater within one of its stores and make miscellaneous purchases of computer equipment and other assets, all approximating between $450,000 - $550,000, and financed using the Company's credit facility.

In December 2004, the Company entered into a three-year note agreement to finance the purchase of a new phone system. This note payable aggregated $129,000 and was financed through an affiliate of Webster Bank. In fiscal 2005, the Company expects to enter into a second three-year note agreement with this affiliate of Webster to complete the installation the phone system which should approximate $40,000.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)

Liquidity and Capital Resources (continued)

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

In July 2003, the Company received a notice and information request from the Pennsylvania Department of Environmental Protection ("PADEP"). See Part II, Item 1, Legal Matters, for details on this matter.

The Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2005 to meet its compliance requirements for fiscal year ending October 28, 2006. In connection with this significant effort, Management believes that expenses related to implementation of the required provisions of the Act may be in the range of $250,000 - $350,000 for fiscal 2006.

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the Chief Executive Officer/President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive
Officer/President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (January 29, 2005), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Chief Executive Officer/President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)


Item 4. Disclosure Controls and Procedures (continued)

As noted above, the Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2005 to meet its compliance requirements for fiscal year ending October 28, 2006.
There were no significant changes in the Company's internal control over financial reporting (as required by the Exchange Act) that occurred during the Company's last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company's internal controls over financial reporting.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)

                           PART II. OTHER INFORMATION:

Items 2, 3, 4 and 5 were not applicable in the first quarter ended January 29, 2005.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)


The Company has also retained special environmental counsel for advice with respect to PADEP's request for information and other matters with respect to the claim.

Furthermore, the number of other parties that may be responsible, their ability to share in the cost of a clean up and whether the Company's existing or prior insurance policies provide coverage for this matter is not known. At this time, it is impossible for the Company to determine the outcome or cost to the Company on this matter.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Number         Description

Exhibit 31.1           Certification  - Chief Executive Officer/President

Exhibit 31.2           Certification - Chief Financial Officer

Exhibit 32.1           Certification - Chief Executive Officer/President

Exhibit 32.2           Certification - Chief Financial Officer

         (b) Reports on Form 8-K

On January 31, 2005, the Company filed Form 8-K with the Securities and Exchange Commissions announcing the results of fiscal 2004 and its fourth quarter.

On February 7, 2005, the Company filed Form 8-K with the Securities and Exchange Commission announcing sales results for its first quarter ended January 29, 2005.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 29, 2005
                                   (Unaudited)


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

Harvey Electronics, Inc.

By:/s/Franklin C. Karp
----------------------
Franklin C. Karp
Chief Executive Officer/President

By:/s/Joseph J. Calabrese
-------------------------
Joseph J. Calabrese
Executive Vice President, Chief Financial Officer, Treasurer &
Secretary