Form 10-Q
period 2005-04-30
HARVEY ELECTRONICS INC
filed 2005-06-14
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  --------------------- to ------------------

                          Commission File Number 1-4626
                          -----------------------------

                            Harvey Electronics, Inc.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

    New York                                    13-1534671
 ---------------------------              -------------------------------------
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

As of June 14, 2005, 3,508,584 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX

PART I.       Financial Information

Item 1.       Financial Statements:                                     Page No.

  Statements of Operations (Unaudited) - Twenty-six Weeks Ended
  April 30, 2005 and May 1, 2004 and Thirteen Weeks Ended April 30,
  2005 and May 1, 2004........................................................ 3

  Balance Sheets - April 30, 2005 (Unaudited) and October 30, 2004
 (Restated)....................................................................4

  Statement of Shareholders' Equity (Unaudited) - Twenty-six Weeks  Ended
  April 30, 2005...............................................................5

  Statements of Cash Flows (Unaudited) - Twenty-six Weeks Ended April 30,
   2005 and May 1, 2004........................................................6

Notes to Financial Statements (Unaudited)......................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................13

Item 4.       Disclosure Controls and Procedures .............................21

PART II.      Other Information

Item 1.       Legal Matters...................................................23

Item 6.       Exhibits and Reports on Form 8-K................................25

Signatures ...................................................................26

Exhibit Number 31.1...........................................................27
Exhibit Number 31.2...........................................................29
Exhibit Number 32.1...........................................................31
Exhibit Number 32.2...........................................................32

  PART I. Financial Information
                            Harvey Electronics, Inc.
                            Statements Of Operations

                                   (Unaudited)
 Item 1. Financial Statements


                                                 Twenty-six Weeks       Twenty-six Weeks      Thirteen Weeks     Thirteen Weeks
                                                       Ended                 Ended                 Ended              Ended
                                                     April 30,               May 1,             April 30,            May 1,
                                                       2005                   2004                 2005               2004
                                                 -------------------- --------------------- ------------------- ------------------
Net sales                                                $21,812,894           $22,741,970          $9,727,880        $10,346,078
Other income                                                  10,000                22,160               4,000             17,743
                                                 -------------------- --------------------- ------------------- ------------------
                                                          21,822,894            22,764,130           9,731,880         10,363,821
                                                 -------------------- --------------------- ------------------- ------------------

Cost of sales                                             12,670,690            13,378,526           5,682,826          5,978,032
Selling, general and administrative expenses               8,902,544             8,549,481           4,298,582          4,171,374
Interest expense                                              98,679               110,745              53,436             59,325
                                                 -------------------- --------------------- ------------------- ------------------
                                                          21,671,913            22,038,752          10,034,844         10,208,731
                                                 -------------------- --------------------- ------------------- ------------------
Income (loss) before income taxes (benefit)                  150,981               725,378           (302,964)            155,090
Income taxes (benefit)                                        62,000               290,000           (118,000)             70,000
                                                 -------------------- --------------------- ------------------- ------------------
Net income (loss)                                             88,981               435,378           (184,964)             85,090

Preferred Stock dividend requirement                          26,904                35,148              12,750             17,574
                                                 -------------------- --------------------- ------------------- ------------------
Net income (loss) applicable to Common Stock                 $62,077              $400,230          ($197,714)            $67,516
                                                 ==================== ===================== =================== ==================

Net income (loss) per share applicable to
common shareholders:
  Basic                                                        $0.02                 $0.12             ($0.06)              $0.02
                                                 ==================== ===================== =================== ==================
  Diluted                                                      $0.02                 $0.11             ($0.06)              $0.02
                                                 ==================== ===================== =================== ==================

Shares used in the calculation of net income
 (loss) per common share:
Basic                                                      3,482,285             3,324,525           3,508,584          3,324,525
                                                 ==================== ===================== =================== ==================
  Diluted                                                  3,684,469             4,035,397           3,508,584          3,394,418
                                                 ==================== ===================== =================== ==================

See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                                 Balance Sheets


                                                                                  April            October
                                                                                 30, 2005       30, 2004 (1)
                                                                               (Unaudited)
                                                                              --------------- ------------------
Assets
Current assets:
   Cash and cash equivalents                                                         $17,490            $15,990
   Accounts receivable, less allowance of $20,000 and $20,000                        459,563            898,088
   Inventories                                                                     7,456,813          7,287,564
   Prepaid expenses and other current assets                                         534,131            189,669
   Deferred taxes                                                                    301,000            301,000
                                                                              --------------- ------------------
Total current assets                                                               8,768,997          8,692,311
                                                                              --------------- ------------------
Property and equipment:
   Leasehold improvements                                                          3,990,005          3,459,826
   Furniture, fixtures and equipment                                               2,683,990          2,355,549
   Internet website                                                                  456,870            456,870
                                                                              --------------- ------------------
                                                                                   7,130,865          6,272,245
   Less accumulated depreciation and amortization                                  4,272,569          3,960,341
                                                                              --------------- ------------------
                                                                                   2,858,296          2,311,904
Equipment under capital leases, less accumulated amortization
  of $394,117 and $391,549                                                             3,704              6,272
Intangible asset-software                                                            163,649                  -
Deferred taxes                                                                       987,000          1,049,000
Goodwill                                                                             125,000            125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                                283,440            283,440
Other assets, less accumulated amortization of $285,740 and $273,398                 307,924            330,736
                                                                              --------------- ------------------
Total assets                                                                     $13,498,010        $12,798,663
                                                                              =============== ==================
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                                          $2,458,953         $2,066,014
  Customer deposits                                                                1,647,998          1,955,440
  Accrued expenses and other current liabilities                                   1,198,950          1,425,988
  Income taxes payable                                                                 1,296             48,800
  Cumulative Preferred Stock dividends payable                                        16,802             23,432
  Current portion of long-term debt                                                   53,942                  -
                                                                              -------------- ------------------
Total current liabilities                                                          5,377,941          5,519,674
                                                                              --------------- ------------------
Long-term liabilities:
  Revolving line of credit facility                                                2,457,143          1,825,320
  Long-term debt                                                                      96,621                  -
  Deferred rent                                                                      334,450            283,891
                                                                              --------------- ------------------
Total long-term liabilities                                                        2,888,214          2,109,211
                                                                              --------------- ------------------
Commitments and contingencies
Shareholders' equity:
   8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share; authorized 10,000 shares; issued and outstanding 600 shares-- 2005,
827 shares-- 2004, (aggregate liquidation preference $600,000--


      2005, $827,000--2004)                                                          275,682            379,982
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding 3,508,584 shares--2005 and 3,324,525 shares--2004            35,086             33,245
  Additional paid-in capital                                                       8,436,384          8,333,925
  Accumulated deficit                                                            (3,515,297)        (3,577,374)
                                                                              --------------- ------------------
Total shareholders' equity                                                         5,231,855          5,169,778
                                                                              --------------- ------------------
Total liabilities and shareholders' equity                                       $13,498,010        $12,798,663
                                                                              =============== ==================
(1)--Derived from the audited restated balance sheet at October 30, 2004.
See accompanying notes to financial statements.


                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                            Additional                     Total
                                         Preferred Stock             Common Stock           Paid-in        Accumulated Shareholders'
                                      ----------------------- --------------------------
                                      Shares      Amount        Shares        Amount        Capital          Deficit       Equity
                                      -------- -------------- ------------ ---------------------------------------------------------
Balance at October 30, 2004 (restated)  827    $   379,982      3,324,525   $    33,245   $ 8,333,925   $(3,577,374)   $ 5,169,778
Net income for the period               -              -              -             -             -          88,981         88,981
Preferred Stock dividend                -              -              -             -             -         (26,904)       (26,904)
Conversion of Preferred Stock to
Common Stock                           (227)      (104,300)       184,059         1,841       102,459           -                0
                                       ----       --------        -------         -----       -------       -------         -------
Balance at April 30, 2005               600    $   275,682      3,508,584   $    35,086   $ 8,436,384   $(3,515,297)   $ 5,231,855
                                        ===    ===========      =========   ===========   ===========   ===========    ===========



See accompanying notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows
                                   (Unaudited)


                                                                         Twenty-six Weeks         Twenty-six Weeks
                                                                               Ended                   Ended
                                                                             April 30,                 May 1,
                                                                               2005                     2004
                                                                          -----------------       ----------------
Operating activities
Net income                                                                     $88,981                $435,378
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                              327,138                 334,020
    Deferred tax expense/income tax equivalent provision                        62,000                 290,000
    Straight-line impact of rent escalations                                    50,559                  24,438
    Miscellaneous                                                               10,470                  12,994
    Changes in operating assets and liabilities:
      Accounts receivable                                                      438,525                 214,126
      Inventories                                                            (169,249)               (152,006)
      Prepaid expenses and other current assets                              (109,134)                (31,211)
      Trade accounts payable                                                   182,938                (74,123)
      Customer deposits                                                      (307,442)                 107,821
      Accrued expenses, other current liabilities
        and income taxes                                                     (509,870)               (252,286)
                                                                     ------------------ -----------------------
Net cash provided by operating activities                                       64,916                 909,151
                                                                     ------------------ -----------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                               (478,861)               (131,427)
Intangible asset-software                                                    (163,649)                       0
Purchases of other assets                                                            0                 (1,510)
                                                                     ------------------ -----------------------
Net cash used in investing activities                                        (642,510)               (132,937)
                                                                     ------------------ -----------------------
Financing activities
Payments on revolving credit facility                                     (23,611,627)            (27,283,990)
Borrowings on revolving credit facility                                     24,243,450              26,612,405
Preferred Stock dividends paid                                                (33,534)                (35,436)
Principal payments on note payable                                            (19,195)                       -
Fees paid in connection with new credit facility                                     -                (67,704)
                                                                     ------------------ -----------------------
Net cash provided by (used) in financing activities                            579,094               (774,725)
                                                                     ------------------ -----------------------
Increase in cash and cash equivalents                                            1,500                   1,489
Cash and cash equivalents at beginning of period                                15,990                  16,000
                                                                     ------------------ -----------------------
Cash and cash equivalents at end of period                                     $17,490                 $17,489
                                                                     ================== =======================

Supplemental cash flow information:
Interest paid                                                                  $90,000                $128,000
                                                                     ================== =======================
Taxes paid                                                                     $48,000                $110,000
                                                                     ================== =======================
See accompanying notes to financial statements.


                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

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

Operating results for the twenty-six week period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending October 29, 2005. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by the holiday shopping season. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 30, 2004.

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

Certain items in the audited balance sheet as of October 30, 2004 have been adjusted and restated. See Note 8 for additional information.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

connection with the installation of the products, is recorded when the service has been substantially performed.

In addition, the Company sells extended warranty contracts on behalf of a third party provider. The profit on extended warranty sales is considered commission at the time of sale. The net amount earned on these sales, which is not significant, is recorded in net sales, in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."

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

The interest rate on all borrowings under the credit facility is either 0.25% over Webster Bank's prime rate (5.75% at April 30, 2005) or LIBOR plus 2.75%, at the Company's option. The Company paid Webster a $25,000 commitment fee in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company pays Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company paid all outstanding amounts due to Wells Fargo, aggregating $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

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

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain monthly and quarterly levels of earnings before interest, taxes, depreciation and amortization. Additionally, the Company's annual capital expenditures cannot exceed a predetermined amount. The Company was in compliance with all Webster covenants at April 30, 2005.

As the credit facility expires in four years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at April 30, 2005 ($2,457,000), under the credit facility as a long-term liability.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

3. Net Advertising Expense

In accordance with EITF 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" ("EITF 02-16") which addresses how and when to reflect consideration received from suppliers in the financial statements, the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Net advertising expense is included in Selling, general and administrative expenses in the Company's Statements of Operations.

Manufacturer rebates received by the Company are recorded based on the quarterly estimated progress in earning such rebates. The Company's estimates, to record these rebates are based on historical information and current programs with such vendors.

The following represents the gross amounts of advertising expenditures, cooperative advertising reimbursements and net advertising expense for the periods reported:


                                                Six Months Ended                        Second Quarter Ended
                                          April 30, 2005    May 1, 2004         April 30, 2005       May 1, 2004
                                          --------------    -----------         --------------       -----------
Gross advertising expenditures          $1,535,000          $1,467,000          $570,000              $646,000

Cooperative advertising
  reimbursements                        1,065,000           1,132,000             425,000               516,000
                                        ---------           ---------           ---------             ---------

Net advertising expense                 $  470,000          $  335,000          $ 145,000             $130,000
                                        ==========          ==========          =========             ========

4. Income (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss) per share excludes the dilutive effects of options and convertible preferred stock. Diluted earnings (loss) per share includes only the dilutive effects of common stock equivalents such as stock options and convertible preferred stock.

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods presented pursuant to SFAS No. 128.


                                            Twenty-Six Weeks Ended             Thirteen Weeks Ended
                                        April 30, 2005     May 1, 2004     April 30, 2005    May 1, 2004
                                        --------------     -----------     --------------    -----------
Numerator:
Net income (loss)                          $    88,981    $   435,378    $  (184,964)   $    85,090
Dividends on convertible preferred stock
                                               (26,904)       (35,148)       (12,750)       (17,574)
                                           -----------    -----------    -----------    -----------
Numerator for basic earnings per share
- income(loss) attributable to
common stockholders                             62,077        400,230       (197,714)        67,516
Effect of dilutive securities:
Dividends on convertible preferred
stock                                              -           35,148            -              -
                                           -----------    -----------    -----------    -----------
Numerator for diluted earnings per
share - income (loss) available to
common stockholders after
assumed conversion                         $    62,077    $   435,378    $  (197,714)   $    67,516
Denominator:
Denominator for basic earnings per
share - weighted average shares
outstanding during the period                3,482,285      3,324,525      3,508,584      3,324,525
Effect of dilutive securities:
Stock options                                  202,184         40,313            -           69,893
Convertible preferred stock                        -          670,559            -              -
                                           -----------    -----------    -----------    -----------
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions               3,684,469      4,035,397      3,508,584      3,394,418
                                           ===========    ===========    ===========    ===========

Basic net income (loss) per share          $       .02    $       .12    $      (.06)   $       .02
                                           ===========    ===========    ===========    ===========
Diluted net income (loss) per share        $       .02    $       .11    $      (.06)   $       .02
                                           ===========    ===========    ===========    ===========

The conversion price of the Company's preferred stock is $1.2333 (see note 8). Convertible preferred stock was not included in the diluted earnings per share calculation for the twenty-six and thirteen weeks ended April 30, 2005, as well as the thirteen weeks ending May 1, 2004, as they were anti-dilutive.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

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

For the twenty-six weeks ended May 1, 2004, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $290,000 (40.0% effective tax rate). For the second quarter of fiscal 2004, the Company recorded an income tax equivalent provision of $70,000 (45.1% effective tax rate).

For the twenty-six weeks ended April 30, 2005, the Company's income tax provision represents deferred tax expense of $62,000 (41.1% effective tax rate). As a result, the Company's long-term deferred tax asset was reduced by the same amount. This income tax provision will not require a significant use of the Company's cash. For the second quarter of fiscal 2005, the Company recorded a deferred tax benefit of $118,000 (38.9% effective tax benefit).

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

In the second quarter of fiscal 2005 and fiscal 2004, the Company engaged a qualified independent firm to perform a valuation of the Company and to prepare the necessary goodwill impairment analysis. After completion, this independent firm found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset will continue to be tested annually to identify if impairment has occurred.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

7. New Store Opening

The Company expects to open its new 4,500 square foot Harvey showroom in Bridgewater, New Jersey in June 2005. This will be the Company's ninth retail store.

8. Beneficial Conversion of Preferred Stock

875 shares of 8.5% convertible preferred stock were originally issued in conjunction with the Company's reorganization, effective October 26, 1996. As specified in the Company's By-laws, the preferred stock has a conversion feature.

Prior to January 1, 2001, 50% of the preferred stock was convertible at a price of $6.00 per share and 50% of the preferred stock was convertible at $7.50 per share. Commencing January 1, 2001, each share of preferred stock became convertible into shares of common stock at a conversion price equal to the average of the closing bid price of one share of common stock over the 45 trading days preceding January 1, 2001, if traded on the NASDAQ SmallCap Market. This new conversion price was set at $1.2333 on January 1, 2001.

When the preferred stock was issued in October 1996, the conversion reset provision at January 1, 2001 represented a contingent event. In accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, Issue 7, paragraph 23, the Company has determined that a beneficial conversion feature existed at the issuance date. In accordance with EITF No. 00-27, the Company recalculated the intrinsic value of the conversion feature, which was reset on January 1, 2001, and has determined that retained earnings should have been reduced by $711,000, while additional paid-in capital should have been increased by the same amount in fiscal 2001. This adjustment ultimately had no effect on shareholders' equity or earnings. In fiscal 2001, the $711,000 would have been recorded as a dividend to the preferred shareholders and would have impacted the loss per share applicable to common shareholders. In fiscal 2001, the Company reported a loss and, as a result, the loss per share applicable to common shareholders would have been increased to $.62 per share from $.40 per share. As this adjustment only impacted certain components of shareholders' equity, having no effect on total equity and no effect on earnings, the Company corrected the equity accounts in the second quarter of fiscal 2005, and in addition restated the balance sheet as of October 30, 2004, for comparative purposes. Financial statements prior to fiscal year 2004 were not restated.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operatons

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

Twenty-Six and Thirteen Weeks Ended April 30, 2005 as Compared to Twenty-Six and Thirteen Weeks Ended May 1, 2004

Net Income (loss). The Company's pretax income for the twenty-six weeks ended April 30, 2005 was $151,000 as compared to $725,000 for the same period last year. Net income for the twenty-six weeks ended April 30, 2005 was $89,000 as compared to $435,000 for the same period last year.

The Company reported a pretax loss of $303,000 for its second quarter ended April 30, 2005, as compared to pretax income of $155,000 for the same quarter last year. The net loss for the second quarter of fiscal 2005 was $185,000, as compared to net income of $85,000 for the same quarter last year.

The Company believes the non-GAAP measurement of earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important operational measure. Depreciation and amortization have historically been significant in relation to net income (loss). The Company's depreciation and amortization expense, as is interest expense from its line of credit, primarily relates to the Company's retail stores and expansion of its retail stores. The Company's income tax equivalent provisions (benefit) or deferred tax expense (benefit) have also had a significant impact on earnings, but have primarily not required the use of the Company's cash, due to the reporting requirements of Fresh Start Accounting.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

Net Income (continued)
The Company's Management, Board of Directors and Webster comparably review EBITDA monthly, quarterly and annually to gauge the Company's performance. EBITDA may also be used in simple valuation measures of the Company, by its shareholders and potential investors. Management understands that there are limitations associated with the use of this non-GAAP measure of EBITDA as compared to net income. Specifically, a portion of interest expense does relate to the Company's operations and a portion of the income tax equivalent provision does relate to the payment of certain state taxes, although these amounts are not material. Additionally, the Company will not eliminate any other recurring or non-recurring expenses in its reconciliation of the Company's net income
(loss) to EBITDA.

The following is a reconciliation of the Company's net income (loss) to the non-GAAP measure of EBITDA:

                                     Twenty-Six Weeks Ended                       Thirteen Weeks Ended
                                   April 30, 2005         May 1, 2004     April 30, 2005         May 1, 2004
                                   --------------         -----------     --------------         -----------
Net Income (loss)                         $88,981            $435,378         $(184,964)             $85,090

Add back:
Interest expense                           98,679             110,745             53,436              59,325
Income taxes (benefit)                     62,000             290,000          (118,000)              70,000
Depreciation and amortization             327,138             334,020            168,645             173,682
                                          -------             -------            -------             -------
EBITDA                                   $576,798          $1,170,143          $(80,883)            $388,097
                                         ========          ==========          =========            ========

The Company's net income for the first half of fiscal 2005 and 2004, included net advertising expense of $470,000 and $335,000, respectively. The Company's net loss for the second quarter of fiscal 2005 included net advertising expense of $145,000, while net income for the same quarter of fiscal 2004 included net advertising expense of $130,000. The Company's advertising expenditures for the first half of fiscal 2005 increased 4.6% to approximately $1,535,000, as compared to approximately $1,467,000 for the same period last year.

For the twenty-six weeks ended April 30, 2005, the Company recorded an income tax provision representing deferred tax expense of $62,000 (41.1% effective tax rate). For the second quarter of fiscal 2005, the Company recorded a deferred tax benefit of $118,000 (38.9% effective tax benefit).

For the twenty-six weeks ended May 1, 2004, the income tax equivalent provision recorded by the Company was $290,000 (40% effective tax rate). In the second quarter of fiscal 2004, the Company recorded an income tax equivalent provision of $70,000 (45.1% effective tax rate).

The Company's pre-tax loss for the second quarter of fiscal 2005 was negatively impacted by reduced comparable store sales and a reduction in the gross profit margin as discussed below.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

Revenues. For the six months ended April 30, 2005, net sales aggregated $21.8 million, a decrease of $929,000 or 4.1% from the same period last year. Comparable store sales for the six-month period ended April 30, 2005 decreased approximately $994,000 or 4.4% from the same period last year.

For the second quarter of fiscal 2005, net sales aggregated $9.7 million, a decrease of approximately $618,000 or 6% from the same quarter last year. Comparable store sales for the second quarter of fiscal 2005 decreased approximately $669,000, or 6.5% from the same quarter last year.

The Company experienced a slowdown in comparable store sales which began in January 2005. Management believes this slowdown was due to a deceleration of consumer spending resulting from uncertainties in the financial markets as well as consumer expectations that flat panel television prices will continue to decline, thus delaying the purchase decision in this product category. A decline in comparable store sales during the Company's second quarter has also been reported by other reporting electronics retailers in the industry.

Overall net sales benefited from the strong sales results of the Company's Greenvale, Long Island store which continues to benefit from strong custom installation demand related to various construction projects. This store's positive results were offset by sales declines at the Company's other existing stores. The Company's Eatontown and Paramus, New Jersey stores experienced the greatest decline in sales during the first six months of fiscal 2005 due to a reduction in both store traffic and custom installation projects. However, the Company's Paramus store did experience a resurgence in net sales in the second quarter due to improved store traffic.

As previously disclosed, the Company elected not to renew the lease for its Bang & Olufsen store in Greenwich, Connecticut, which expired in April 2005. Management decided to relocate and consolidate this operation within its Harvey Greenwich store, one block away. This relocation was completed in late April 2005. This store within-a-store concept presents Bang & Olufsen products in a unique and separate showcase within a Harvey store. The Company is excited about this new store-within-a-store concept. Management believes this consolidation will give the Company the ability to retain a strong percentage of its Bang & Olufsen sales without the overhead of a separate store.

The Company believes it continues to benefit from the strong demand for its custom installation services. Additionally, despite increased competition, customer demand continues to be strong for digital video products including plasma flat screen, LCD flat panel, high-definition and DLP televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase, as a percentage of net sales, and accounted for 60% of net sales for the first half of fiscal 2005 as compared to approximately 58% of net sales for the same period last year. Custom installation sales, including both equipment sales and labor income aggregated $13.3 million for the first half of fiscal 2005, as compared to $13.4 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

Revenues (continued)
The Company believes it differentiates itself by offering sophisticated custom installation services, including programming capabilities that address complex technological integration issues giving its customers easy remote control operations for a variety of functions. Management believes installations of dedicated theater rooms, hard drive video and audio storage and distribution, lighting systems in the home, as well as network cabling will continue to attract affluent customers to the Company. The theater room will be the forefront of the smart home, for the desired integration of all electronics, lighting, security and networking within the home. These offerings should continue to benefit sales, enhance gross margins and improve overall store profitability.

The Company recently launched its new service initiative called "Harvey on Demand". The Company believes it can expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. The Company is currently marketing this new service group and is offering a forty-eight hour response time to address the needs of a qualified customer at an additional labor cost. Additionally, the Company has been working with Cablevision and Time Warner companies in offering and installing their high speed cable modems and digital cable boxes in conjunction with our installation services. The Company plans to expand this initiative in fiscal 2005 and beyond.

The Company's marketing efforts increased for the first half of fiscal 2005 as compared to the same period last year. These efforts included radio, newspaper and direct mail advertisements, and the continued promotion of the Company's website, www.harveyonline.com. For the remainder of fiscal 2005, the Company anticipates that its advertising expenditures will not be materially reduced and will be used primarily for radio, print and direct mail advertising. The Company anticipates that it will continue to promote its brand and image to both men and women. The Company also expects to make certain improvement to its website in fiscal 2005.

For the remainder of fiscal 2005, the Company also will endeavor to put additional efforts and resources into its important customer relations management initiatives and plans to be more aggressive with specific e-mail promotions to its customers.

Cost and Expenses. Total cost of goods sold for the twenty-six weeks ended April 30, 2005 decreased 5.3% to $12,671,000 as compared to the same period last year. Cost of goods sold for the second quarter of fiscal 2005 decreased 4.9% to $5,683,000 as compared to the same quarter last year. The decline in cost of goods sold was primarily due to the decrease in net sales as noted above. This decline was offset by an increase in the Company's gross profit margin for the first half of fiscal 2005.

The gross profit margin for the first half of fiscal 2005 increased to 41.9% from 41.2% for the same period last year. The gross profit margin for the second quarter of fiscal 2005 decreased to 41.6% from 42.2% from the same quarter last year.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)


Cost and Expenses. (Continued)
The increase in the gross profit margin for the first half of fiscal 2005 was due to a decline in the Company's overall video business, which generally has lower margins than audio and labor sales. This was offset by additional higher margin audio sales, labor income and wire and cable sales.

The decline in the gross profit margin for the second quarter was due to lower margins realized for the Company's audio, video and labor sales, offset by additional higher margin cable and wire sales. While the Company also experienced a decline in its lower margin video business in the second quarter of fiscal 2005, it also experienced a slight decline in its overall higher margin audio business, as compared to the same quarter last year.

The Company's overall video sales have been negatively impacted by price compression in the industry as well as competitive pressures in the market. Management believes this trend will continue. While video sales have declined to approximately 41.9% of net sales in the first half of fiscal 2005, from 47.5% of net sales for the same period last year, the Company's gross profit margin on its video sales has actually improved. This is primarily due to the mix of video products sold, coupled with the increase in related custom installation projects and aided by higher margin extended warranty sales relating to these video products.

The Company's higher margin audio sales for the first half of fiscal 2005 have increased to more than 48.4% of net sales from 44.5% of net sales for the same period last year. Audio sales were positively impacted by additional cable sales, headphones, furniture, radio and portables and other audio accessories. Labor income for the first half of fiscal 2005 represented 9.8% of net sales as compared to approximately 8% of net sales for the same period last year.

The Company's total cost of goods sold includes freight costs, purchase discounts and inventory shrink. The Company's gross profit margin may not be comparable to other reporting electronics retailers as other entities may include the costs relating to their warehousing and distribution networks. Warehouse and distribution network costs for the first half and second quarter of fiscal 2005 approximated $374,000 and $176,000, respectively, and are included in SG&A expenses.

Selling, general and administrative expenses ("SG&A expenses") for the twenty-six weeks ended April 30, 2005 increased by approximately $353,000 or 4.1% as compared to the same period last year. SG&A expenses for the second quarter of fiscal 2005 increased approximately $127,000, or 3% as compared to the same quarter last year. SG&A expenses increased from additional payroll and payroll related costs, net advertising expense, professional fees, occupancy costs, truck expenses, EDP expenses and various other general store operating expenses, offset by a decline in communication expense, bad debt expense, supplies expense and other selling expenses.

The Company plans to continue to hire additional custom installation personnel, as needed, and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

Cost and Expenses. (Continued)
As the Company's overall business for the first half of fiscal 2005 has declined from the same period last year, Management expects to realize less cooperative advertising support from its vendors. As a result, net advertising expense, which is included in Selling, general and administrative expenses in the Company's Statements of Operations, has increased 40.3% to $470,000 for the first half of fiscal 2005, as compared to the same period last year and is expected to increase for the remainder of fiscal 2005, as compared to fiscal 2004.

Due to the slowdown in the Company's business, Management has elected to begin a cost reduction program which will begin in the third quarter of fiscal 2005. Management will implement a one-week non-paid furlough for all non-union employees, will reduce its work force where appropriate and will review all SG&A expenses for reduction.

Interest expense decreased by approximately $12,000 or 10.9% for the first half of fiscal 2005, as compared to the same period last year. For the second quarter of fiscal 2005, interest expense declined by approximately $6,000 or 9.9% as compared to the same quarter last year. This was primarily due to reduced borrowings offset by higher interest rates. The Company's balance outstanding on its credit facility is expected to increase as the Company uses the credit facility to finance the construction of its new retail store in Bridgewater, New Jersey.

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

As noted above, in the first half of fiscal 2004, the income tax equivalent provision and the reduction of the organization value in excess of amounts allocable to identifiable assets was $290,000.

For the first half of fiscal 2005, the Company's income tax provision represents deferred tax expense of $62,000. As a result, the Company's long-term deferred tax asset was reduced by the same amount. This income tax provision will not require a material use of the Company's cash.

Liquidity and Capital Resources
At April 30, 2005 and October 30, 2004, the Company's ratio of current assets to current liability was 1.63 and 1.57, respectively.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

Liquidity and Capital Resources (continued)

The improvement in the current ratio at April 30, 2005 was positively impacted by the Company's pretax income. Other factors improving working capital included the reduction of accounts receivable and the reduction of customer deposits.

Net cash provided by operating activities was $65,000 for the first half of fiscal 2005 as compared to $909,000 for the same period last year. This reduction was due to the decline in pretax income as the Company experienced a slowdown in its business, coupled with the reduction of customer deposits.

Net cash used in investing activities was $643,000 for the first half of fiscal 2005 as compared to $133,000 for the same period last year. Net cash was used for the purchase of leasehold improvements, equipment and software, aggregating $643,000 for the first half of fiscal 2005. These improvements related to the construction in progress of a new retail store and the planned replacement of the Company's legacy computer system which is expected to be completed in May 2006. For the first half of fiscal 2004, purchases of equipment and leasehold improvements aggregated $131,000.

Net cash provided by financing activities was $579,000 for the first half of fiscal 2005, as compared to net cash used in financing activities of $775,000 for the same period last year. Financing activities for the first half of fiscal 2005 included net borrowings of $632,000, increasing the revolving line of credit facility, preferred stock dividends paid of $33,000 and principal payments on note payables of $19,000. The net borrowings on the credit facility was necessary to fund the ongoing capital improvements relating to the new store being constructed in Bridgewater, New Jersey. Financing activities for the first half of fiscal 2004 included net payments of $672,000, reducing the revolving line of credit facility, preferred stock dividends paid of $35,000 and commitment and deferred legal fees relating to the new credit facility of $68,000.

In November 2003, the Company entered into a five-year $7.5 million credit facility with Webster Business Credit Corporation ("Webster"), a subsidiary of Connecticut based Webster Bank. This credit facility replaced the credit facility with Wells Fargo Retail Finance, ("Wells Fargo"). Under the credit facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible credit card receivables and inventory, less certain reserves, as defined. The credit facility expires November 21, 2008.

The interest rate on all borrowings under the credit facility is 0.25% over Webster Bank's prime rate (5.75% at April 30, 2005) or LIBOR plus 2.75%, at the Company's option. The Company paid Webster a $25,000 commitment fee in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

Liquidity and Capital Resources (continued)

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

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of earnings before interest, taxes, depreciation and amortization. Additionally, the Company's capital expenditures cannot exceed a predetermined amount. The Company was in compliance with all Webster covenants at April 30, 2005.

At June 7, 2005, there was approximately $3,031,000 in outstanding borrowings under the credit facility, with approximately $1,758,000 available to borrow under this credit facility. The increase in the outstanding balance at June 7, 2005, from April 30, 2005, is due primarily to the continued funding of leasehold improvements relating to the new retail store being constructed in Bridgewater, New Jersey.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. At October 30, 2004, 827 shares of Preferred Stock were issued and outstanding and were convertible into 670,559 shares of Common Stock. In December 2004, 227 shares of Preferred Stock were converted to 184,059 shares of the Company's Common Stock by three preferred shareholders. As a result, 600 shares of Preferred Stock, held by one shareholder, are currently outstanding and convertible into 486,500 shares of Common Stock at April 30, 2005.

The Company's newest 4,500 square foot Harvey retail showroom in Bridgewater, New Jersey is under construction. The Company will finance all necessary leaseholds, equipment, furniture and fixtures, pre-opening costs and inventory, expected to aggregate between $1,000,000 - $1,200,000, with its new credit facility. The new retail store is expected to open in late June of 2005. In fiscal 2005, the Company expects to make remaining improvements to one of its Harvey retail showrooms, including the installation of a movie theater within this store and make miscellaneous purchases of computer equipment, software and other assets, all approximating between $300,000 - $400,000, and financed using the Company's credit facility.

In December 2004, the Company entered into a three-year note agreement to finance the purchase of a new phone system. This note payable aggregated $129,000 and was financed through an affiliate of Webster Bank. In March 2005, the Company entered into a second three-year note agreement with this affiliate of Webster to complete the installation of the phone system aggregated $40,000.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

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

In fiscal 2004, the Company amended and extended the lease for its flagship store in Midtown Manhattan. This lease amendment will increase the Company's occupancy costs in fiscal 2005 but to a greater extent beginning in fiscal 2006. The increase in rent expense for this store, calculated on a straight-line basis, beginning in fiscal 2006 is expected to approximate $200,000 per year.

In July 2003, the Company received a notice and information request from the Pennsylvania Department of Environmental Protection ("PADEP"). See Part II, Item 1, Legal Matters, for details on this matter.

The Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2005 to meet its compliance requirements for fiscal year ending October 28, 2006. In connection with this significant effort, Management believes that expenses related to implementation of the required current provisions of the Act may be in the range of $250,000 - $350,000 for fiscal 2006.

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the Chief Executive Officer/President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive
Officer/President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (April 30, 2005), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Chief Executive Officer/President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

Item 4. Disclosure Controls and Procedures (Continued)

As noted above, the Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2005 to meet its compliance requirements for fiscal year ending October 28, 2006.

There were no changes in the Company's internal control over financial reporting (as required by the Exchange Act) that occurred during the Company's last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company's internal controls over financial reporting.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)
                           PART II. OTHER INFORMATION:

Items 2, 3, 4 and 5 were not applicable in the second quarter ended April 30, 2005.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)


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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)

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

         Exhibit 31.1         Certification - Chief Executive Officer/President

         Exhibit 31.2         Certification - Chief Financial Officer

         Exhibit 32.1         Certification - Chief Executive Officer/President

         Exhibit 32.2         Certification - Chief Financial Officer

         (b) Reports on Form 8-K

On March 16, 2005, the Company filed Form 8-K with the Securities and Exchange Commissions announcing the operating results of its first quarter ended January 29, 2005.

On May 16, 2005, the Company filed Form 8-K with the Securities and Exchange Commission announcing sales results for its second quarter ended April 30, 2005.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2005.

Harvey Electronics, Inc.

By:/s/Franklin C. Karp
----------------------
Franklin C. Karp
Chief Executive Officer/President

By:/s/Joseph J. Calabrese
-------------------------
Joseph J. Calabrese
Executive Vice President, Chief Financial Officer, Treasurer &
Secretary