Form 10-Q
period 2005-07-30
HARVEY ELECTRONICS INC
filed 2005-09-13
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

                          Commission File Number 1-4626

                            Harvey Electronics, Inc.
                            ------------------------
      (Exact name of small business registrant as specified in its charter)

           New York                                    13-1534671
           --------                                    ----------
  (State of other jurisdiction of            I.R.S. Employer Identification No.)
  incorporation or organization)

                 205 Chubb Avenue, Lyndhurst, New Jersey, 07071
                 ----------------------------------------------
              (Address of principal executive offices and zip code)

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

As of September 13, 2005, 3,508,584 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX

PART I. Financial Information

Item 1. Financial Statements:                                        Page No.

        Statements  of Operations  (Unaudited) - Thirty-nine
        Weeks Ended July 30, 2005 and July 31, 2004 and Thirteen
        Weeks Ended July 30, 2005 and July 31, 2004 ...................3

        Balance  Sheets - July 30,  2005  (Unaudited)  and
        October  30, 2004 (Restated) ..................................4

        Statement of  Shareholders' Equity (Unaudited) -
        Thirty-nine Weeks Ended July 30, 2005..........................5

        Statements of Cash Flows (Unaudited) - Thirty-nine
        Weeks Ended July 30, 2005 and July 31, 2004 ...................6

        Notes to Financial Statements (Unaudited) .....................7

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations...........................13

Item 4. Disclosure Controls and Procedures ...........................21

PART II. Other Information

Item 1. Legal Matters ................................................23

Item 6. Exhibits......................................................25

Signatures ...........................................................26

Exhibit Number 31.1 ..................................................27
Exhibit Number 31.2 ..................................................29
Exhibit Number 32.1 ..................................................31
Exhibit Number 32.2 ..................................................32
Exhibit Number 10.1 ..................................................33

PART I. Financial Information

                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)

Item 1. Financial Statements
                                                 Thirty-nine Weeks     Thirty-nine Weeks      Thirteen Weeks      Thirteen Weeks
                                                       Ended                 Ended                 Ended               Ended
                                                      July 30,             July 31,              July 30,            July 31,
                                                        2005                 2004                  2005                2004
                                                 ------------------- ---------------------- -------------------- -----------------

Net sales                                               $30,832,786            $32,784,753           $9,019,892       $10,042,783
Other income                                                 10,000                 25,659                    -             3,499
                                                 ------------------- ---------------------- -------------------- -----------------
                                                         30,842,786             32,810,412            9,019,892        10,046,282
                                                 ------------------- ---------------------- -------------------- -----------------

Cost of sales                                            17,952,840             19,267,409            5,282,150         5,888,883
Selling, general and administrative expenses             13,274,392             12,607,660            4,371,848         4,058,179
Interest expense                                            161,438                149,685               62,759            38,940
                                                 ------------------- ---------------------- -------------------- -----------------
                                                         31,388,670             32,024,754            9,716,757         9,986,002
                                                 ------------------- ---------------------- -------------------- -----------------
(Loss) income before income taxes (benefit)               (545,884)                785,658            (696,865)            60,280
Income taxes (benefit)                                            -                260,000             (62,000)          (30,000)
                                                 ------------------- ---------------------- -------------------- -----------------
Net (loss) income                                         (545,884)                525,658            (634,865)            90,280

Preferred Stock dividend requirement                         39,654                 52,722               12,750            17,574
                                                 ------------------- ---------------------- -------------------- -----------------
Net (loss) income applicable to Common Stock             ($585,538)               $472,936           ($647,615)           $72,706
                                                 =================== ====================== ==================== =================

Net (loss) income per share applicable to common shareholders:

  Basic                                                     ($0.17)                  $0.14              ($0.18)             $0.02
                                                 =================== ====================== ==================== =================
  Diluted                                                   ($0.17)                  $0.13              ($0.18)             $0.02

                                                 =================== ====================== ==================== =================

Shares used in the calculation of net (loss) income per common share:

  Basic                                                   3,491,052              3,324,525            3,508,584         3,324,525
                                                 =================== ====================== ==================== =================
  Diluted                                                 3,491,052              4,045,469            3,508,584         3,397,143
                                                 =================== ====================== ==================== =================

See accompanying notes to financial statements.

                            Harvey Electronics, Inc.

                                 Balance Sheets


                                                    July 30,        October 30,
                                                     2005             2004 (1)
                                                   (Unaudited)
                                                   -----------      -----------


Assets

Current assets:
  Cash and cash equivalents                         $ 17,990        $ 15,990
  Accounts receivable, less allowance
    of $20,000 and $20,000                           661,331         898,088
  Inventories                                      7,241,782       7,287,564
  Prepaid expenses and other current assets          370,536         189,669
  Deferred taxes                                     301,000         301,000
                                                   ---------       ---------
Total current assets                               8,592,639       8,692,311
                                                   ---------       ---------
Property and equipment:
  Leasehold improvements                           4,524,738       3,459,826
  Furniture, fixtures and equipment                2,799,023       2,355,549
  Internet website                                   461,870         456,870
                                                   ---------       ---------
                                                   7,785,631       6,272,245
  Less accumulated depreciation and
  amortization                                     4,437,343       3,960,341
                                                   ---------       ---------
                                                   3,348,288       2,311,904
 Equipment under capital leases, less
   accumulated amortization of
   $395,400 and $391,549                               2,421           6,272
Intangible asset-software,less
    accumulated amortization
    of $15,306                                       162,436               -
  Deferred taxes                                   1,049,000       1,049,000
  Goodwill                                           125,000         125,000

  Reorganization value in excess of
    amounts allocable to identifiable
    assets                                           283,440         283,440
Other assets, less accumulated amortization
    of $291,881 and $273,398                         260,266         330,736
                                                   ---------       ---------
Total assets                                     $13,823,490     $12,798,663
                                                 ===========     ===========
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                          $2,111,365      $2,066,014
  Customer deposits                                1,775,789       1,955,440
  Accrued expenses and other
    current liabilities                            1,425,680       1,425,988
  Income taxes payable                                     -          48,800
  Cumulative Preferred Stock dividends payable         4,262          23,432
  Current portion of long-term debt                   51,227               -
                                                   ---------       ---------
Total current liabilities                          5,368,323       5,519,674
                                                   ---------       ---------

Long-term liabilities:
  Revolving line of credit facility                3,403,181       1,825,320
  Long-term debt                                      86,179               -
  Deferred rent                                      381,567         283,891
                                                   ---------       ---------
Total long-term liabilities                        3,870,927       2,109,211
                                                   ---------       ---------

Commitments and contingencies
Shareholders' equity:

  8-1/2% Cumulative Convertible Preferred Stock,
 par value $1,000 per share; authorized 10,000
 shares; issued and outstanding 600 shares--
 2005, 827 shares-- 2004, (aggregate liquidation
 preference $600,000--2005, $827,000--2004)          275,682         379,982

Common Stock, par value $.01 per share;
 authorized 10,000,000 shares; issued and
 outstanding 3,508,584 shares--2005 and
 3,324,525 shares--2004                              35,086           33,245
Additional paid-in capital                        8,436,384        8,333,925
Accumulated deficit                             (4,162,912)      (3,577,374)
                                                 ----------       ----------
Total shareholders' equity                        4,584,240        5,169,778
                                                 ----------       ----------
Total liabilities and shareholders' equity      $13,823,490      $12,798,663
                                                ===========      ===========

(1)--Derived from the audited restated
     balance sheet at October 30, 2004.

See accompanying notes to financial statements

                                                                        Harvey Electronics, Inc.
                                                                    Statement of Shareholders' Equity
                                                                               (Unaudited)


                                     Preferred Stock               Common Stock            Additional                    Total
                                 ------------------------- -----------------------------    Paid-in     Accumulated   Shareholders'
                                  Shares       Amount         Shares         Amount         Capital       Deficit       Equity
                                 --------- --------------- ------------- --------------- -------------- -----------   -------------

Balance at October 30,
  2004 restated)                       827    $   379,982      3,324,525   $    33,245   $ 8,333,925   $3,577,374)   $  5,169,778
  Net loss for the period               --             --             --            --            --     (545,884)      (545,884)
  Preferred Stock dividend              --             --             --            --            --      (39,654)       (39,654)
  Conversion of Preferred
    Stock to Common Stock            (227)      (104,300)        184,059         1,841       102,459            --             --
                               -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance at July 30, 2005               600    $   275,682      3,508,584   $    35,086   $ 8,436,384  $(4,162,912)    $ 4,584,240
                               ===========    ===========    ===========   ===========   ===========   ===========    ===========

See accompanying notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows
                                   (Unaudited)

                                                           Thirty-nine Weeks      Thirty-nine Weeks
                                                               Ended                  Ended
                                                             July 30,                July 31,
                                                               2005                   2004
                                                           -----------------     ------------------
Operating activities
Net (loss) income                                           ($545,884)                 $525,658
Adjustments to reconcile net (loss) income to net
   cash (used) in provided by operating activities:
    Depreciation and amortization                              514,642                  503,569
    Income tax equivalent provision                                  -                  260,000
    Straight-line impact of rent escalations                    97,676                   22,104
    Miscellaneous                                               51,987                   26,710
    Changes in operating assets and liabilities:
      Accounts receivable                                      236,757                   68,292
      Inventories                                               45,782                   36,073
      Prepaid expenses and other current assets               (82,598)                  (6,777)
      Trade accounts payable                                  (94,649)                   39,844
      Customer deposits                                      (179,651)                 (40,029)
      Accrued expenses and other current liabilities
        and income taxes                                     (147,377)                 (64,637)
                                                         -------------                ---------
Net cash (used) in provided by operating activities          (103,315)                1,370,807
                                                         -------------                ---------
Investing activities
Purchases of property and equipment excluding
  Internet website development                             (1,198,627)                (204,440)
Internet website development                                   (5,000)                        -
Intangible asset-software                                    (177,742)                        -
Purchases of other assets                                            -                  (3,948)
Security deposits-net                                                -                 (27,765)
                                                         -------------                ---------
Net cash used in investing activities                      (1,381,369)                (236,153)
                                                         -------------                ---------
Financing activities
Net payments on revolving credit facility                 (33,240,732)             (38,195,984)
Net borrowings on revolving credit facility                 34,818,593               37,181,012
Preferred Stock dividends paid                                (58,824)                 (70,295)
Principal payments on notes payable                           (32,353)                        -
Proceeds from shareholder short-swing profits                        -                   21,399
Fees paid in connection with new credit facility                     -                 (67,796)
                                                         -------------                ---------
Net cash provided by (used) in financing activities          1,486,684              (1,131,664)
                                                         -------------                ---------
Increase in cash and cash equivalents                            2,000                    2,990
Cash and cash equivalents at beginning of period                15,990                   16,000
                                                         -------------                ---------
Cash and cash equivalents at end of period                     $17,990                  $18,990
                                                         =============                =========

Supplemental cash flow information:
Interest paid                                                 $141,000                 $175,000
                                                         =============                =========
Taxes paid                                                     $49,000                 $137,000
                                                         =============                =========
See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)

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

Operating results for the thirty-nine week period ended July 30, 2005 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending October 29, 2005. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by the holiday shopping season. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 30, 2004.

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

Certain items in the audited balance sheet as of October 30, 2004 have been adjusted and restated. See Note 8 for additional information. Additionally, certain items in the Unaudited Statement of Operations for the thirty-nine weeks ended July 31, 2004 have been reclassified to conform to the 2005 presentation.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)


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

The interest rate on all borrowings under the credit facility is either 0.25% over Webster Bank's prime rate (6.25% at July 30, 2005) or LIBOR plus 2.75%, at the Company's option. The Company paid Webster a $25,000 commitment fee in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company pays Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company paid all outstanding amounts due to Wells Fargo, aggregating $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

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

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain monthly and quarterly levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Additionally, the Company's annual capital expenditures cannot exceed a predetermined amount. The Company reported a default on its July and third quarter EBITDA covenants ended July 30, 2005 as well as its annual capital expenditures covenant. On September 13, 2005, the Company entered into a First Amendment and Waiver Agreement ("First Amendment") with Webster. The First Amendment waives all covenant defaults and modifies the EBITDA and capital expenditures covenants for the fourth quarter of fiscal 2005.

As the credit facility expires in four years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at July 30, 2005 ($3,403,000), under the credit facility as a long-term liability.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)

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

The  following  represents  the  gross  amounts  of  advertising   expenditures,
cooperative advertising reimbursements and net advertising expense for the periods reported:

                                             Nine Months Ended                  Third Quarter Ended
                                       July 30, 2005     July 31, 2004     July 30, 2005     July 31, 2004
                                       -------------     -------------     -------------     -------------
Gross advertising expenditures          $2,342,000          $2,125,000       $807,000         $658,000

Cooperative advertising
  reimbursements                         1,552,000           1,685,000        487,000          553,000
                                         ---------           ---------        -------          -------

Net advertising expense                 $  790,000          $  440,000     $ 320,000          $105,000
                                        ==========          ==========     =========          ========

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)


4. (Loss) Income Per Share

Basic and diluted (loss) earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic (loss) earnings per share excludes the dilutive effects of options and convertible preferred stock. Diluted (loss) earnings per share includes only the dilutive effects of common stock equivalents such as stock options and convertible preferred stock.

The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods presented pursuant to SFAS No. 128.

                                                     Thirty-Nine Weeks Ended            Thirteen Weeks Ended
                                                July 30, 2005    July 31, 2004     July 30, 2005    July 31, 2004
                                                -------------    -------------     -------------    -------------
Numerator:
Net (loss) income                                 $(545,884)        $525,658        $(634,865)           $90,280
Dividends on convertible preferred stock
                                                    (39,654)         (52,722)         (12,750)           (17,574)
                                                  ---------         --------        ---------            -------
Numerator for basic earnings per share
   - (loss) income attributable to
   common stockholders                             (585,538)         472,936         (647,615)            72,706
Effect of dilutive securities:
   Dividends on convertible preferred
   stock
                                                          -           52,722                -                  -
                                                  ---------         --------        ---------            -------
Numerator for diluted earnings per
   share - (loss) income available to
   common stockholders after
     assumed conversion                           $(585,538)        $525,658        $(647,615)           $72,706
Denominator:
Denominator for basic earnings per
   share - weighted average shares
   outstanding during the period                  3,491,052        3,324,525        3,508,584          3,324,525
Effect of dilutive securities:
   Stock options                                          -           50,385                -             72,618
   Convertible preferred stock                            -          670,559                -                  -
                                                  ---------         --------        ---------            -------

Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions                 3,491,052        4,045,469        3,508,584          3,397,143
                                                  =========        =========        =========          =========
Basic net (loss) income per share                     $(.17)            $.14            $(.18)              $.02
                                                      ======            ====            ======              ====
Diluted net (loss) income  per share                  $(.17)            $.13            $(.18)              $.02
                                                      ======            ====            ======              ====

The conversion price of the Company's preferred stock is $1.2333 (see note 8). Convertible preferred stock was not included in the diluted earnings per share calculation for the thirty-nine and thirteen weeks ended July 30, 2005, as well as the thirteen weeks ending July 31, 2004, as they were anti-dilutive.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)

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

For the thirty-nine weeks ended July 31, 2004, the income tax equivalent provision and the associated reduction of reorganization value in excess of amounts allocable to identifiable assets amounted to $260,000 (33.1% effective tax rate). For the third quarter of fiscal 2004, the Company recorded an income tax equivalent benefit of $30,000 (49.8% effective tax benefit).

No income tax provision was required for the thirty-nine weeks ended July 30, 2005, as a result of the Company's net loss. For the third quarter of fiscal 2005, the company recorded a deferred tax benefit of $62,000 (8.9% effective tax benefit). As a result, the company's long-term deferred tax asset was increased by the same amount.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)

7. New Store Opening

The Company opened its new 4,500 square foot Harvey showroom in Bridgewater, New Jersey at the end of June 2005. This is the Company's ninth retail store. Pre-opening expenses and operating losses are included in results from operations for the third quarter and nine months ended July 30, 2005.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)

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

Thirty-Nine and Thirteen Weeks Ended July 30, 2005 as Compared to Thirty-Nine and Thirteen Weeks Ended July 31, 2004

Net (Loss) Income. The Company's pre-tax loss for the thirty-nine weeks ended July 30, 2005 was $546,000 as compared pre-tax income of $786,000 for the same period last year. The net loss for the thirty-nine weeks ended July 30, 2005 was $546,000 as compared to net income of $526,000 for the same period last year.

The Company reported a pre-tax loss of $697,000 for its third quarter ended July 30, 2005 as compared to pre-tax income of $60,000 for the same quarter last year. The net loss for the third quarter for fiscal 2005 was $635,000, as compared to net income of $90,000 for the same quarter last year.

The Company believes the non-GAAP measurement of earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important operational measure. Depreciation and amortization have historically been significant in relation to net (loss) income. The Company's depreciation and amortization expense, as is interest expense from its line of credit, primarily relates to the Company's retail stores and expansion of its retail stores. The Company's income tax equivalent provisions (benefit) or deferred tax expense (benefit) have also had a significant impact on earnings, but have primarily not required the use of the Company's cash, due to the reporting requirements of Fresh Start Accounting.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)

Net (Loss) Income (continued)
The Company's Management, Board of Directors and Webster comparably review EBITDA monthly, quarterly and annually to gauge the Company's performance. EBITDA may also be used in simple valuation measures of the Company, by its shareholders and potential investors. Management understands that there are limitations associated with the use of this non-GAAP measure of EBITDA as compared to net income. Specifically, a portion of interest expense does relate to the Company's operations and a portion of the income tax equivalent provision does relate to the payment of certain state taxes, although these amounts are not material. Additionally, the Company will not eliminate any other recurring or non-recurring expenses in its reconciliation of the Company's net (loss) income to EBITDA.

The following is a reconciliation of the Company's net (loss) income to the non-GAAP measure of EBITDA:


                                       Thirty-Nine Weeks Ended                 Thirteen Weeks Ended
                                   July 30, 2005       July 31, 2004      July 30, 2005       July 31, 2004
                                   -------------       -------------      -------------       -------------
Net (Loss) income                     ($545,884)            $525,658         $(634,865)             $90,280

Add back:
Interest expense                         161,438             149,685             62,759              38,940
Income taxes (benefit)                         -             260,000           (62,000)            (30,000)
Depreciation and amortization            514,642             503,569            214,504             169,549
                                         -------             -------            -------             -------
EBITDA                                  $130,196          $1,438,912         $(419,602)            $268,769
                                        ========          ==========         ==========            ========

Net advertising expense increased substantially in the third quarter and first nine months of fiscal 2005, as compared to the same periods last year. The Company's net (loss) income for the first nine months of fiscal 2005 and 2004, included net advertising expense of $790,000 and $440,000, respectively. The Company's net loss for the third quarter of fiscal 2005 included net advertising expense of $320,000, while net income for the same quarter of fiscal 2004 included net advertising expense of $105,000. The Company's advertising expenditures for the first nine months of fiscal 2005 increased 10.2% to approximately $2,342,000, as compared to approximately $2,125,000 for the same period last year.

As the Company's overall business for the first nine months of fiscal 2005 has declined from the same period last year, Management expects to realize less cooperative advertising support from its vendors. As a result, net advertising expense, which is included in Selling, general and administrative expenses in the Company's Statements of Operations, has increased 79.6% to $790,000 for the first nine months of fiscal 2005, as compared to the same period last year and is expected to increase for the remainder of fiscal 2005, as compared to fiscal 2004.

The Company's pre-tax loss for the third quarter of fiscal 2005 was negatively impacted by reduced comparable store sales as discussed below.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)


Net (Loss) Income (continued)
Additionally, the Company's pre-tax loss for the third quarter was negatively affected by approximately $180,000 in pre-opening expenses and operating losses relating to the Company's new Bridgewater, New Jersey store which opened in late June 2005. This new store was only open one full month during the third quarter.

No income tax provision was required for the thirty-nine weeks ended July 30, 2005, as a result of the Company's net loss. For the third quarter of fiscal 2005, the Company recorded a deferred tax benefit of $62,000 (8.9% effective tax benefit). As a result, the Company's long-term deferred tax asset was increased by the same amount.

For the thirty-nine weeks ended July 31, 2004, the income tax equivalent provision recorded by the Company was $260,000 (33.1% effective tax rate). In the third quarter of fiscal 2004, the Company recorded an income tax equivalent benefit of $30,000 (49.8% effective tax benefit).

Revenues. For the nine months ended July 30, 2005, net sales aggregated at $30.8 million, a decrease of approximately $2 million or 6% from the same period last year. Comparable store sales for the nine-month period ended July 30, 2005 decreased approximately $2.2 million or 6.6% from the same period last year.

For the third quarter of fiscal 2005, net sales aggregated $9 million, a decrease of approximately $1 million or 10.2% from the same quarter last year. Comparable store sales for the third quarter of fiscal 2005 decreased approximately $1.2 million or 11.6% from the same quarter last year.

The Company experienced a slowdown in comparable store sales which began in January 2005, primarily from reduced store traffic. Management believes this slowdown was due to a deceleration of consumer spending as well as consumer expectations that flat panel television prices will continue to decline, thus delaying the purchase decision in this product category. Additionally, Management believes that consumer uncertainties and confusion regarding current technologies continues to be a problem in the industry. A decline in comparable store sales during the Company's second and third quarters, have also been reported by other similar reporting electronics retailers in the industry.

Audio sales have remained stable, while video sales have declined approximately 15.3% for the first nine months of fiscal 2005 as compared to the same period last year. Video sales have declined as a result of reduced DLP, CRT and DVD sales and to a lesser extent from price compression, an overall 2% reduction of flat panel unit sales and certain product shortages, particularly in the third quarter. The Company has experienced flat panel growth in larger size plasma and LCD televisions while reporting declines in smaller screen sizes. Sales of larger screen flat panels have provided installation opportunities for the Company. The Company's labor revenue has increased approximately 13.5% for the first nine months of fiscal 2005 as compared to the same period last year as custom installation demand continues to be strong.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)

Revenues (continued)
The Company's overall video sales have been negatively impacted by price compression in the industry as well as competitive pressures in the market. Management believes this trend will continue. As video products are affected by price compression, Management believes it is an opportunity for the Company to attach additional higher margin audio components, accessories and labor. Video sales have declined to approximately 42.5% of net sales in the first nine months of fiscal 2005, from 47.1% of net sales for the same period last year.

The Company's higher margin audio sales for the first nine months of fiscal 2005 have remained consistent with the same period last year. Audio sales represented 48.7% of net sales for the first nine months, as compared to 45.9% of net sales for the same period last year. Audio sales were positively impacted by additional cable sales, headphones, furniture, radio and portables. Labor income for the first nine months of fiscal 2005 represented approximately 10.2% of net sales as compared to approximately 8.5% of net sales for the same period last year.

The Company believes it continues to benefit from the strong demand for its custom installation services. Additionally, despite increased competition and a decline in retail store traffic, customer demand continues to be strong for digital video products including larger plasma flat screen, LCD flat panel, high-definition televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase, as a percentage of net sales, and accounted for 62.5% of net sales for the first nine months of fiscal 2005 as compared to approximately 59% of net sales for the same period last year. Custom installation sales, including both equipment sales and labor income aggregated $19.3 million for the first nine months of fiscal 2005, as compared to $19.4 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)

Revenues (continued)
As previously disclosed, the Company elected not to renew the lease for its Bang & Olufsen store in Greenwich, Connecticut, which expired in April 2005. Management decided to relocate and consolidate this operation within its Harvey Greenwich store, one block away. This relocation was completed in late April 2005. This store-within-a-store concept presents Bang & Olufsen products in a unique and separate showcase within a Harvey store. The Company is excited about this new store-within-a-store concept. During the third quarter of fiscal 2005, the Company has been able to retain a strong percentage of its Bang & Olufsen sales without the overhead of a separate store.

The Company's marketing efforts increased for the first nine months of fiscal 2005 as compared to the same period last year. These efforts included radio, newspaper and direct mail advertisements, and the continued promotion of the Company's website, www.harveyonline.com. For the remainder of the fourth quarter of fiscal 2005, the Company anticipates that its advertising expenditures will not be materially reduced and will be used primarily for radio and print advertising. Effective September 1, 2005, the Company has engaged a new advertising agency and will introduce a new advertising campaign in the latter part of the fourth quarter of fiscal 2005. The Company anticipates that it will continue to promote its brand and image to both men and women. The Company also expects to replace its website in fiscal 2006.

For the remainder of fiscal 2005 and in fiscal 2006, the Company also will endeavor to put additional efforts and resources into its important customer relations management initiatives and plans to be more aggressive with specific e-mail promotions to its customers.

Cost and Expenses. Total cost of goods sold for the thirty-nine weeks ended July 30, 2005 decreased 6.8% to $17,953,000 as compared to the same period last year. Cost of goods sold for the third quarter of fiscal 2005 decreased 10.3% to $5,282,000 as compared to the same quarter last year. The decline in cost of goods sold was primarily due to the decrease in net sales as noted above. This decline was offset by an increase in the Company's gross profit margin for the first nine months of fiscal 2005.

The gross profit margin for the first nine months of fiscal 2005 increased to 41.8% from 41.2% for the same period last year. The gross profit margin for the third quarter of fiscal 2005 remained consistent at 41.4% as compared to the same quarter last year.

The increase in the gross profit margin for the first nine months of fiscal 2005 was due to a decline in the Company's overall video business, which generally has lower margins than audio and labor sales. This was offset by higher margin audio sales and additional labor income, wire and cable sales, which generate strong gross margins.

The gross profit margin for the third quarter remained consistent as the Company's higher margin installation business, related labor income and extended warranty sales mitigated a decline in the Company's audio business. Video sales also declined in the Company's third quarter of fiscal 2005.

The Company's total cost of goods sold includes freight costs, purchase discounts and inventory shrink. The Company's gross profit margin may not be comparable to other reporting electronics retailers as other entities may include the costs relating to their warehousing and distribution networks. Warehouse and distribution network costs for the first nine months and third quarter of fiscal 2005 approximated $521,000 and $167,000, respectively, and are included in SG&A expenses.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)

Cost and Expenses. (Continued)
Selling, general and administrative expenses ("SG&A expenses") for the thirty-nine weeks ended July 30, 2005 increased by approximately $667,000 or 5.3% as compared to the same period last year. SG&A expenses for the third quarter of fiscal 2005 increased approximately $314,000, or 8% as compared to the same quarter last year. As discussed above, the Company recorded additional net advertising expense of $350,000 and $215,000 for the nine and three month periods ended July 30, 2005, respectively, as compared to the same periods last year, which had a significant impact on the overall increase in SG&A expenses and the net loss. SG&A expenses also increased from additional payroll and payroll related costs, professional fees, occupancy costs, truck expenses, EDP expenses and various other general store operating expenses, offset by a decline in communication expense, bad debt expense, supplies expense and other selling expenses.

The Company plans to continue to hire and train custom installation personnel, as needed, and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan.

Due to the slowdown in the Company's business, Management elected to begin a cost reduction program which began in the third quarter of fiscal 2005. Management has implemented a one-week non-paid furlough for all employees and will reduce its work force and SG&A expenses, where appropriate.

Interest expense increased by approximately $12,000, or 7.8% for the first nine months of fiscal 2005, as compared to the same period last year. For the third quarter of fiscal 2005, interest expense increased by approximately $24,000 or 61.2% as compared to the same quarter last year. This was primarily due to increased borrowings and higher interest rates. The Company's balance outstanding on its credit facility has increased as the Company used the credit facility to finance the construction of its new retail store in Bridgewater, New Jersey. Additionally, the Company funded operating losses reported in the third quarter of fiscal 2005.

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

As noted above, for the nine months ended July 31, 2004, the income tax equivalent provision and the reduction of the organization value in excess of amounts allocable to identifiable assets was $260,000.

No income tax provision was required for the thirty-nine weeks ended July 30, 2005, as a result of the Company's net loss. For the third quarter of fiscal 2005, the Company recorded a deferred tax benefit of $62,000 (8.9% effective tax benefit). As a result, the Company's long-term deferred tax asset was increased by the same amount.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)


Liquidity and Capital Resources
At July 30, 2005 and October 30, 2004, the Company's ratio of current assets to current liabilities was 1.60 and 1.57, respectively.

The current ratio at July 30, 2005 was negatively impacted by the Company's pretax loss. Factors improving working capital included the reduction of accounts receivable and the reduction of customer deposits.

Net cash used in operating activities was $103,000 for the first nine months of fiscal 2005 as compared to cash provided by operating activities of $1,371,000 for the same period last year. This reduction was due to the decline in pretax income as the Company experienced a slowdown in its business, coupled with the reduction of customer deposits, and offset by the reduction of accounts receivable.

Net cash used in investing activities was $1,381,000 for the first nine months of fiscal 2005 as compared to $236,000 for the same period last year. Net cash was used for the purchase of leasehold improvements, equipment and software, aggregating $1,381,000 for the first nine months of fiscal 2005. These improvements related to the construction of a new retail store and the planned replacement of the Company's legacy computer system which is expected to be completed in May 2006. For the first nine months of fiscal 2004, purchases of equipment and leasehold improvements aggregated $204,000.

Net cash provided by financing activities was $1,487,000 for the first nine months of fiscal 2005, as compared to net cash used in financing activities of $1,132,000 for the same period last year. Financing activities for the first nine months of fiscal 2005 included net borrowings of $1,578,000, increasing the revolving line of credit facility, preferred stock dividends paid of $59,000 and principal payments on note payables of $32,000. The net borrowings on the credit facility was necessary to fund the ongoing construction costs relating to the new store in Bridgewater, New Jersey. Financing activities for the first nine months of fiscal 2004 included net payments of $1,015,000, reducing the revolving line of credit facility, preferred stock dividends paid of $70,000 and commitment and deferred legal fees relating to the new credit facility of $68,000.

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

The interest rate on all borrowings under the credit facility is 0.25% over Webster Bank's prime rate (6.25% at July 30, 2005) or LIBOR plus 2.75%, at the Company's option. The Company paid Webster a $25,000 commitment fee in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)


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

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Additionally, the Company's capital expenditures cannot exceed a predetermined amount. The Company reported a default in its July and third quarter EBITDA covenants, ended July 30, 2005 as well as its annual capital expenditures covenant. On September 13, 2005, the Company entered into the First Amendment with Webster. The First Amendment waives all covenant defaults and modifies the EBITDA and capital expenditures covenants for the fourth quarter of fiscal 2005.

At September 6, 2005, there was approximately $2,839,000 in outstanding borrowings under the credit facility, with approximately $1,731,000 available to borrow under this credit facility.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. At October 30, 2004, 827 shares of Preferred Stock were issued and outstanding and were convertible into 670,559 shares of Common Stock. In December 2004, 227 shares of Preferred Stock were converted to 184,059 shares of the Company's Common Stock by three preferred shareholders. As a result, 600 shares of Preferred Stock, held by one shareholder, are currently outstanding and convertible into 486,500 shares of Common Stock at July 30, 2005.

The Company's newest 4,500 square foot Harvey retail showroom in Bridgewater, New Jersey opened in late June 2005. Through July 30, 2005, the Company financed all necessary leaseholds, equipment, furniture and fixtures and inventory, aggregating $1,500,000, with its credit facility. In fiscal 2005, the Company expects to make remaining improvements to one of its Harvey retail showrooms, including the installation of a movie theater within this store and make miscellaneous purchases of computer equipment, software and other assets, all approximating between $100,000 - $200,000, and financed using the Company's credit facility.

In December 2004, the Company entered into a three-year note agreement to finance the purchase of a new phone system. This note payable aggregated $129,000 and was financed through an affiliate of Webster Bank. In March 2005, the Company entered into a second three-year note agreement with this affiliate of Webster to complete the installation of the phone system aggregated $40,000.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)


Liquidity and Capital Resources (continued)
The Company intends to continue its advertising expenditures for the remainder of fiscal 2005, primarily with print and radio. Effective September 1, 2005, the Company has engaged a new advertising agency and will introduce a new advertising campaign in the latter part of the fourth quarter of fiscal 2005.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The anticipated costs of maintaining and improving the website are not expected to be material for the remainder of 2005. The Company is expected to replace its website in fiscal 2006 at an estimated cost of between $75,000 - $100,000.

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

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the Chief Executive Officer/President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive
Officer/President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (July 30, 2005), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Chief Executive Officer/President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)
                           PART II. OTHER INFORMATION:

Items 2, 3, 4 and 5 were not applicable in the third quarter ended July 30, 2005.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)


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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)

Item 6. Exhibits

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

         Exhibit 31.1         Certification - Chief Executive Officer/President

         Exhibit 31.2         Certification - Chief Financial Officer

         Exhibit 32.1         Certification - Chief Executive Officer/President

         Exhibit 32.2         Certification - Chief Financial Officer

         Exhibit 10.1 First Amendment and Waiver Agreement dated September 13, 2005

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 30, 2005
                                   (Unaudited)


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2005.

                            Harvey Electronics, Inc.

                             By:/s/Franklin C. Karp
                             -----------------------------------------
                                Franklin C. Karp
                                Chief Executive Officer/President

                           By:/s/Joseph J. Calabrese
                           -------------------------------------------
                              Joseph J. Calabrese
                              Executive Vice President, Chief Financial
                              Officer, Treasurer & Secretary