Form 10-K
period 2005-10-29
HARVEY ELECTRONICS INC
filed 2006-01-27
CIK 46043

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                    Form 10-K

 Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended October 29, 2005


   Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from ------------- to ---------------

                           Commission File No. 1-4626

                            Harvey Electronics, Inc.
                         (Name of issuer in its charter)

            New York                                    131534671
-----------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                  205 Chubb Avenue, Lyndhurst, New Jersey 07071
------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (201) 842-0078

                  Securities registered under Section 12(b) of
                               the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ X ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2). Yes[ ] No[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 9, 2006; Common Stock 3,508,584 shares.

As of April 30, 2005, the aggregate market value of the registrant's Common Stock held by non-affiliates computed by reference to the price at which the stock was sold was $4,235,000. The shares of Common Stock are currently traded on the NASDAQ Capital Market under the symbols "HRVE". Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the Company

                                TABLE OF CONTENTS


PART 1
     Item 1.    Business
     Item 1A.   Risk Factors
     Item 1B.   Unresolved Staff Comments
     Item 2.    Properties
     Item 3.    Legal Proceedings
     Item 4.    Submission of Matters to a Vote of Security Holders

PART II
     Item 5.    Market for Registrant's Common Equity and  Related  Stockholder
                Matters
     Item 6.    Selected Financial Data
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
     Item 8.    Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Item 9A.   Disclosure Controls and Procedures
     Item 9B.   Other Information

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

Item 1. Business.

General

Harvey Electronics is engaged in the retail sale, service and custom installation of high quality audio, video and home theater equipment. The equipment includes high fidelity components and systems, digital versatile disc players ("DVD"), digital video recorders ("DVR"), high definition television ("HDTV"), plasma flat-screen, LCD flat panel and DLP television sets, integrated remote controls, audio/video furniture, conventional telephones, MP3 players, iPods, satellite and analog radios, service contracts and related accessories. The Company has been engaged in this business in the New York Metropolitan area for seventy-nine years. The Company currently operates nine locations; eight Harvey specialty retail stores and one separate Bang & Olufsen branded store. There are two Harvey locations in Manhattan and six suburban locations in Paramus, New Jersey; Mt. Kisco, in Westchester, New York; Greenwich, Connecticut; Greenvale/Roslyn, on the north shore of Long Island, New York; Eatontown, New Jersey; and our newest store in Bridgewater, New Jersey, which opened in late June 2005. The Bang & Olufsen branded store is located in Union Square at Broadway and 21st Street in Manhattan. The Company also has a Bang & Olufsen showroom within our Harvey retail store in Greenwich, Connecticut.

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

The Company also offers its custom installation services through "Harvey on Demand". The Company believes it can expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. The Company, through this service group, offers a forty-eight hour response time to address the needs of a qualified customer.

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

For the fiscal year ended October 29, 2005, the Company's audio product sales represented approximately 48% of the Company's net sales and yielded gross
profit  margins  of  approximately   42%.  The  Company's  video  product  sales
represented approximately 42% of the Company's net sales and yielded gross profit margins of approximately 30%. The Company also provides installation services for the products it sells. Custom installation, as commonly referred to in the industry, includes both equipment sales and labor income. Custom installation of both equipment and related labor accounted for approximately 63% of the Company's net sales in fiscal 2005. The labor portion of custom installation presently represents approximately 10% of net sales. The Company also sells extended warranties on behalf of third party providers. Sales of extended warranties yield higher gross profit margins and represented approximately 4% of the Company's overall net sales.

The following table shows, by percentage, the Company's net product sales (excluding labor income) attributable to each of the product categories for the periods indicated. Audio components include speakers, subwoofers, receivers, amplifiers, preamplifiers, compact disc players, turntables and tuners. Accessories primarily include integrated remote controls, headphones, surge protectors and projection screens. The miscellaneous category includes conventional telephones, iPods, MP3 players, satellite and analog radios and other portable products.


                              October 29,    October 30,     November 1,     October      October
Fiscal Year Ended:                2005           2004           2003        26, 2002     27, 2001
                             ------------------------------------------------------------------------

Audio Components                  26%            24%            29%             31%         39%
Mini Audio Shelf Systems           2              3              4               5           6
TV and Projectors                 38             41             39              39          30
DVD/DSS/VCR                        4              5              5               6           8
Furniture                          5              4              5               5           5
Cable and Wire                     6              6              5               5           5
Accessories                       12             11              9               7           6
Extended Warranties                4              4              3               1           -
Miscellaneous                      3              2              1               1           1
                             ------------------------------------------------------------------------
                             ------------------------------------------------------------------------
                                 100%           100%           100%            100%        100%
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

The Company believes that it is well positioned to benefit from advances in technologies because new technologies tend to be expensive when first introduced and the Company's target customers desire and can afford such products. Newer technologies, such as HDTV, plasma flat-screen and LCD flat panel televisions are strongly desired by the Company's customers. The plasma flat-screen or LCD flat panel television allows the set to be far less obtrusive and more easily integratable into the home. High definition television has significantly improved picture quality.

The Company intends to continue its recent emphasis on custom installation (representing 63% of net sales in fiscal 2005), which can extend from a single room audio/video system to an entire house with a combined selling price of installation, labor and product from about $5,000 to in excess of $100,000. The Company believes custom installation provides the opportunity to bundle products and increase margins. In fiscal 2006, the Company will continue to expand its merchandising efforts of complete movie theaters in the home, in-home lighting systems and distributed in-home cabling for the integration of computer networks, entertainment systems and other related services. The Company will continue to showcase the lifestyle benefits of flat panel televisions.

Based on customers' desires, custom installation projects frequently expand on-site. A single room home theater, for example, during the course of the installation can grow into a multi-room system with increased margins.

Offering custom installation affords the Company a unique selling opportunity because it may not be available at certain mass merchants and can generate repeat customers and customer referrals. Due to the complexity of the installation provided by the Company, customers generally remain with the Company, providing the opportunity to sell upgrades to existing customers. We believe digital video products, network cabling, in-home lighting systems, as well as other emerging satellite and internet technologies, present significant opportunities for such upgrades.

Operations

Supplies, Purchasing and Distribution

The Company purchases its products from approximately eighty manufacturers, ten of which accounted for approximately 65% of the Company's purchases for the fiscal year ended October 29, 2005. These ten manufacturers are Bang & Olufsen, Boston Acoustics, Fujitsu, Marantz, McIntosh, Monster Cable, Pioneer Elite, Samsung, Sharp and Sony. Fujitsu and Sharp each accounted for more than ten (10%) percent of the Company's purchases for fiscal 2005, and Bang & Olufsen, Marantz, Pioneer Elite and Samsung each accounted for more than five (5%) percent of purchases for such period.

The Company has entered into dealer agreements with nearly all of its vendors. Under each dealer agreement, the Company is authorized to sell the manufacturer's products from specified retail locations to retail customers and cannot sell the products by telephone or mail order. Each agreement is for a term of a year or two, subject to renewal or extension.

The Company believes that competitive sources of supply would be available for many of the Company's products if a current vendor ceased to supply to the Company. However, a loss of a major source of supply of limited distribution products could have an adverse impact on the Company.

Bang & Olufsen ("B&O") products have been sold by the Company since 1980. As B&O focused on developing B&O licensed stores ("Branded Stores") throughout the world, its products become available only in Branded Stores. Currently, the Company operates one B&O Branded Store and operates a second showroom within the Harvey store in Greenwich, Connecticut, under a store-within-a store concept. These stores sell highly differentiated Bang & Olufsen products, including uniquely designed audio systems, speakers, telephones, headphones and accessories. The stores also sell video products including LCD projectors, HDTV's, DVD players, plasma flat-screen and LCD flat panel televisions, A/V furniture and accessories. These stores also offer professional custom installation of multi-room audio and home theater systems.

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

The Company historically has not had material losses of inventory and does not experience material losses due to cost and market fluctuations, overstocking or changes in technology. The Company maintains specific and general inventory reserves aggregating $150,000, $130,000 and $130,000, for fiscal years 2005, 2004 and 2003, respectively. The Company's inventory turnover for fiscal years 2005, 2004 and 2003 was approximately 3.0, 3.2 and 3.4 times, respectively.

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

All stores have an on-line point of sale computer system which enables the store managers and corporate headquarters to track sales, margins, inventory levels, customer deposits, back orders, merchandise on loan to customers, salesperson performance and customer histories. The Company's computer system is expected to be replaced by the Company, effective May 2006. Store managers perform sales audit functions before reporting daily results to the sales audit group in the main office in Lyndhurst, New Jersey.

Services and Repairs

Products under warranty are delivered to the appropriate manufacturer for repair. Other repairs are sent to the manufacturers or an independent repair company. Revenues from non-warranty services are not material.

The Company offers an extended warranty contract for most of the audio, video and other merchandise it sells, which provides coverage beyond the manufacturer warranty period. Extended warranties are provided by an unrelated warranty insurance company on a non-recourse basis to the Company. The Company collects the retail sales price of the extended warranty contract from customers and remits the customer information and the cost of the contract to this company. Sales of extended warranty contracts have increased in fiscal 2005 and represented approximately 4% of the Company's net sales. The warranty obligation is solely the responsibility of the warranty insurance company. See notes to the financial statements for additional information on warranty sales and the presentation of such sales in the Company's Statements of Operations.

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

Many of the competitors sell a broader range of electronic products, including computers, camcorders, digital cameras and office equipment, and many have substantially larger sales and greater financial and other resources than the Company. The Company competes by positioning itself as a retailer of high quality limited distribution audio and video products and, we believe, more importantly, by offering upscale sophisticated custom installations, which are not offered by all of the mass merchants.

Very few, if any, of the audio products sold by the Company, other than Bose and certain Sony products, radios and other portable products, are available at the mass merchants. Of the major video brands sold by the Company, Samsung, Sony, Pioneer and Sharp televisions are sold by the mass merchants. The Company does sell models which are not sold by the mass merchants.

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

Internet Website

The Company offers its website, www.harveyonline.com, to its customers to augment its retail showrooms. The website was designed to extend Harvey's extraordinary in-store experience onto the Internet as a vehicle to increase customer traffic at the Company's retail locations. On-line sales, which are insignificant, are available seven days a week, twenty-four hours a day, and are a secondary goal of the website. Harvey customers can order on-line within the Company's trading area in the metropolitan New York marketplace.

Visitors to the website are able to leave inquiries, request home theater systems based on budget and room size, reserve equipment or schedule an in-home or in-store consultation with a Harvey professional. Current promotions, special product offerings, product specification, price and warranty comparisons are also available on the site.

The Company expects to improve or replace its website in fiscal 2006.

Advertising

The Company believes it has a strong and important brand in its marketplace. The Company strives to promote its superior products and sophisticated services in its advertising campaign to both men and women. In September 2005, the Company engaged a new advertising agency to promote its brand and to increase awareness in the Company's service offerings. In fiscal 2006, the Company will also continue to expand its efforts in its important customer relations management program.

Currently, the Company has radio, direct mail, print advertising, e-mail broadcasts and the Internet with www.harveyonline.com, the Company's website, to promote its brand.

The Company currently uses frequent print advertising, emphasizing image, products, and technology in The New York Times, New York Magazine, Courier News, The Journal News and the Asbury Park Press. The Company also uses The Wall Street Journal for certain Bang & Olufsen advertising. The Company distributes direct mail advertising and specific e-mail broadcasts to reach its significant customer database. Direct mail promotions can update customers on new products, or technology, and can be supported, in part, by the manufacturers. Radio advertising is currently running on the two most listened to news stations on AM radio within the Company's market.

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


                                    October 29,     October 30,     November 1,       October         October
      Fiscal Year Ended                 2005           2004            2003          26, 2002         27, 2001
                                   --------------------------------------------------------------------------------

      Gross advertising costs        $2,700,000     $2,700,000      $2,540,000      $2,665,000      $2,864,000
      Net advertising expenses          725,000        470,000         366,000         632,000       1,206,000
      Percentage of net sales               1.8%           1.1%             .9%            1.5%            3.3%

Licenses and Intellectual Properties

     The Company owns four registered service marks. "HARVEY ELECTRONICS," issued in June 1982, and "Harvey", issued March 7, 1989 are currently used by the Company. The Company believes that the service marks HARVEY ELECTRONICS and HARVEY have significant value and are important in marketing the Company's products and services.

Employees

As of October 29, 2005, the Company employed approximately 152 full-time employees of which 18 were management personnel, 15 were administrative personnel, 53 were salespeople, 11 were warehouse workers and truck drivers and 55 were engaged in custom installation.

Of the salespeople, warehouse workers, truck drivers and installation staff, 102 people are covered by a collective bargaining agreement with the Company, which expires August 1, 2008. The Company has never experienced a work stoppage and believes that its relationships with its employees and the union are satisfactory.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

All of the premises the Company presently occupies are leased. Management believes that the Company's facilities are adequate and suitable for its present business. The Company believes that adequate locations are available for future expansion.

The Company leases approximately 3,900 square feet at 205 Chubb Avenue, Lyndhurst, New Jersey, which the Company uses as its corporate office at approximately $45,000 per year, including other occupancy costs. This office space is under lease through January 2009. The Company also leases an 11,800 square foot warehouse in Fairfield, New Jersey at approximately $140,000 per year, including other occupancy costs, pursuant to a lease which expires December 2008.

The Company leases the following retail premises:

                                       Expiration                      Approximate
                                        Date of                          Selling
                                        Current           Renewal        Square
             Location                  Annual Lease        Options        Footage
----------------------------------  --------------- --------------- --------------

  2 West 45th Street                    06/30/2015          None          7,500
  New York, NY

  556 Route 17 North                    06/30/2015          None          7,000
  Paramus, NJ

  888 Broadway                          12/31/2006          None          4,000
  at 19th St.
  New York, NY
  (within ABC Carpet & Home)

  19 West Putnam Ave.                   09/30/2006        5 years         5,300
  Greenwich, CT(1)

  44 Glen Cove Road                     08/15/2008          None          4,600
  Greenvale, NY

  115 Main St.                          08/31/2008          None          3,500
  Mt. Kisco, NY

  927 Broadway                          12/31/2010          None          1,500
  New York, NY
  (Bang & Olufsen Branded Store)

  57 Route 36 West                      01/01/2011        10 years        6,500
  Eatontown, NJ

  762 Route 202 South                   05/01/2015        5 years         4,500
  Bridgewater, N J 08807

     (1) Includes a Bang & Olufsen showroom under a store-within-a-store concept with this Harvey Store in Greenwich, Connecticut.


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

Item 4. Submission of Matters to a Vote of Security Holders.

On October 21, 2005, the Company's shareholders at an Annual meeting (i) elected Franklin C. Karp (3,242,444 shares in favor, 17,609 shares against), Joseph J. Calabrese (3,238,244 shares in favor, 21,809 against), Michael E. Recca (3,240,244 shares in favor, 19,809 shares against), Frederic J. Gruder (3,253,382 shares in favor, 6,671 shares against), William F. Kenny (3,253,382 shares in favor, 6,671 shares against), Nicholas A. Marshall (3,253,382 shares in favor, 6,671 shares against), and Ira J. Lamel (3,253,340 shares in favor, 6,713 shares against) as directors of the Company and (ii) ratified the appointment of BDO Seidman, LLP, the Company's independent auditors for the year ended October 29, 2005 (3,233,002 shares in favor, 9,291 shares against and 17,760 shares abstained).

Part II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ Capital Market under the symbol "HRVE".

On October 29, 2005, the outstanding shares of Common Stock are held by approximately 1,500 shareholders of record, and the Preferred Stock by one holder of record. The transfer agent and registrar for the Common Stock is Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016.

The following table indicates the quarterly high and low stock prices for fiscal years 2005 and 2004:

Fiscal Year 2005                        High              Low
--------------------------------- ----------------- ----------------

January 29, 2005                      $3.00             $1.15
April 30, 2005                         1.76              1.20
July 30, 2005                          1.40              1.07
October 29, 2005                       1.49               .80

Fiscal Year 2004
January 31, 2004                      $1.04              $.83
May 1, 2004                            1.75               .98
July 31, 2004                          1.54              1.00
October 30, 2004                       1.38               .98


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

Common Stock

The Company is authorized to issue 10,000,000 shares of Common Stock with a par value of $0.01 per share. As of January 9, 2006, 3,508,584 shares are outstanding and held by approximately 1,500 shareholders of record.

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

Dividends on the Preferred Stock are cumulative from the day of original issuance, whether or not earned or declared. In the event the Board of Directors declares dividends to be paid on the Preferred Stock, the holders of the Preferred Stock will be entitled to receive semiannual dividends at the rate of eighty-five ($85) dollars per share payable in cash on the last business day of June and December in each year. Total Preferred Stock dividends of $52,796, $70,295 and $70,295 were paid in fiscal years 2005, 2004 and 2003, respectively. In addition, no dividend shall be paid, or declared, or set apart for payment upon, and no other distribution shall at any time be declared or made in respect of, any shares of Common Stock, other than a dividend payable solely in, or a distribution of, Common Stock, unless full cumulative dividends of the Preferred Stock for all past dividend periods and for the then current dividend period have been paid or have been declared and a sum sufficient for the payment thereof has been set apart.

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

Prior to January 1, 2001, 50% of the Preferred Stock was convertible at a price of $6.00 per share and 50% of the Preferred Stock was convertible at $7.50 per share. Commencing January 1, 2001, each share of Preferred Stock became convertible into shares of common stock at a conversion price equal to the average of the closing bid price of one share of Common Stock over the 45 trading days preceding January 1, 2001, if traded on the NASDAQ Capital Market. This new conversion price was set at $1.2333 on January 1, 2001.

Pursuant to the SEC's comment letter received by the Company in fiscal 2005, it was identified that when the Preferred Stock was issued in October 1996, the conversion reset provision at January 1, 2001 represented a contingent event. In accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has determined that a beneficial conversion feature existed at the issuance date. In accordance with EITF No. 00-27, the Company recalculated the intrinsic value of the conversion feature, which was reset on January 1, 2001, and has determined that retained earnings should have been reduced by $711,000, while additional paid-in capital should have been increased by the same amount in fiscal 2001. This adjustment ultimately had no effect on shareholders' equity or earnings. In fiscal 2001, the $711,000 would have been recorded as a dividend to the preferred shareholders and would have impacted the loss per share applicable to common shareholders. In fiscal 2001, the Company reported a loss and, as a result, the loss per share applicable to common shareholders would have been increased to $.62 per share from $.40 per share. As this adjustment only impacted certain components of shareholders' equity, having no effect on total equity and no effect on earnings, the Company corrected the equity accounts in the second quarter of fiscal 2005, and in addition restated the balance sheet as of October 30, 2004, and the Statement of Shareholders' Equity as of October 26, 2002, for comparative purposes.

875 shares of Preferred Stock were originally issued by the Company. In fiscal 2002, 48 shares of Preferred Stock were converted to 38,920 shares of the Company's Common Stock. In December 2004, 227 shares of Preferred Stock were converted to 184,059 shares of the Company's Common Stock. At October 29, 2005, 600 shares of Preferred Stock were issued and outstanding and were held by one holder of record.

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


Item 6. Selected Financial Data (amounts in thousands, except per share and number of stores data)

Set forth below is selected financial and operating data for each of the five years ended October 29, 2005. The selected statement of operations and balance sheet data for each of the five years ended October 29, 2005 have been derived from our audited financial statements. Certain items in the fiscal 2004, 2003 and 2002 financial data have been reclassified to conform to fiscal 2005 presentation. Certain items in the fiscal 2002 and 2001 financial data have been reclassified to conform to fiscal 2003 presentation. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10K.


                                                 Fiscal Year      Fiscal Year      Fiscal Year     Fiscal Year     Fiscal Year
                                                    Ended            Ended           Ended           Ended           Ended
                                                 October 29,      October 30,      November 1,    October 26,     October 27,
                                                     2005            2004             2003            2002            2001
                                               ----------------------------------------------------------------------------------

Net sales                                         $40,444(3)       $43,145(3)      $42,448(3)       $41,326(3)       $36,606(3)
Cost of sales                                      23,589           25,394          25,141           24,973           22,471
                                               -----------------------------------------------------------------------------------
Gross profit                                       16,855           17,751          17,307           16,353           14,135
Gross profit percentage                             41.7%            41.1%           40.8%            39.6%            38.6%
Interest expense                                      232              175             343              359              340
Selling, general and administrative expenses       17,453           16,968          16,555           15,806           15,128
Provision for impairment of long-lived assets
                                                        -              144               -                -                -
Other income                                            -               28              73              116               83
                                               -----------------------------------------------------------------------------------
(Loss) income before income taxes (benefit)         (830)              492             482              304          (1,250)
Income taxes (benefit)                                  -            (782)(4)          195              124                -
                                               -----------------------------------------------------------------------------------
Net (loss) income                                   (830)            1,274             287              180          (1,250)

Preferred Stock dividend requirement                 (53)             (70)            (70)             (72)             (75)
                                               -----------------------------------------------------------------------------------
Net (loss) income attributable to
   Common Stock                                    $(883)           $1,204            $217             $108         $(1,325)
                                                   ======           ======            ====             ====         ========

Net (loss) income per common share
   applicable to common shareholders:
     Basic                                         $(.25)             $.36            $.07             $.03           $(.40)
                                                   ======             ====            ====             ====           ======
     Diluted                                       $(.25)             $.32            $.07             $.03           $(.40)
                                                   ======             ====            ====             ====           ======

Shares used in the calculation of net (loss)
    income per common shares:
     Basic                                      3,495,435        3,324,525       3,324,525        3,288,174        3,282,833
                                                =========        =========       =========        =========        =========
     Diluted                                    3,495,435        4,033,492       3,866,415        3,385,022        3,282,833
                                                =========        =========       =========        =========        =========

Stores opened at end of period                          9                9               9                9                9

Balance Sheet Data:

                                        October          October         November         October         October
                                       29, 2005         30, 2004          1, 2003         26, 2002       27, 2001
                                    ---------------- ---------------- ---------------- --------------- --------------

Working capital (deficiency)           $2,961(1)(2)     $3,172(2)        $2,950(2)       $ (600)(1)  $  (1,416)(1)
Total assets                           13,879           12,799(4)        12,325           12,151        12,727
Long-term liabilities                   3,935(2)         2,109(2)         2,968(2)           156           160
Total liabilities                       9,592(2)         7,629(2)         8,380(2)         8,423(1)      9,107(1)
Total shareholders' equity              4,287            5,170(4)         3,945            3,728         3,620

(1) It is important to note that at the end of fiscal 2002 and 2001, the Company's outstanding balances on its revolving line of credit facility ($3,119,000 and $3,442,000, respectively) were classified as current liabilities, despite the long-term nature of the Company's then outstanding credit facility. The presentation as a current liability was in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement". Working capital was negatively impacted by the Company's significant increase in the revolving line of credit facility in fiscal 2005 and 2001, which was necessary to fund retail store expansion and renovation.
(2) The Company entered into a new $7.5 million credit facility on November 21, 2003 and the existing credit facility was simultaneously paid off and terminated. As the new credit facility expires in five years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at October 29, 2005 ($3,486,000), October 30, 2004
     ($1,825,000)  and  November  1, 2003  ($2,726,000),  under  the new  credit facility as a long-term liability.
(3) The Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. As a result, the net amount earned on these sales is recorded in net sales, in accordance with Emerging Issue Task Force 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal Versus Net as an Agent."
(4) At October 30, 2004, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based on the Company's earnings history and projected future taxable income, the Company determined that it is more likely than not that a portion of its deferred tax assets would be realized and recorded an income tax benefit of approximately $977,000 and a reduction of reorganization value of approximately $373,000.


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

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 29, 2005, October 30, 2004 and November 1, 2003, appearing elsewhere in this Form 10-K. It should be noted that fiscal 2003 was a fifty-three week year, as compared to fifty-two weeks for fiscal 2005 and 2004.

Results of Operations

Fiscal Year Ended October 29, 2005, as Compared to Fiscal Year Ended October 30, 2004

Net (Loss) Income

The Company's pre-tax loss for the year ended October 29, 2005, was $830,000 as compared to pre-tax income of $492,000 for the year ended October 30, 2004. The net loss for fiscal 2005 was $830,000 as compared to net income of $1,274,000 for fiscal 2004.

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

The Company's Management, Board of Directors and bank comparably review EBITDA monthly, quarterly and annually to gauge the Company's performance. EBITDA may also be used in simple valuation measures of the Company, by its shareholders and potential investors. Management understands that there are limitations associated with the use of this non-GAAP measure of EBITDA as compared to net income. Specifically, a portion of interest expense does relate to the Company's operations and a portion of the income tax equivalent provision does relate to the payment of certain state taxes, although these amounts are not material. Additionally, the Company will not eliminate any other recurring or non-recurring expenses in its reconciliation of the Company's net (loss) income to EBITDA.

The following is a reconciliation of the Company's net (loss) income to the non-GAAP measure of EBITDA:

                                        Fiscal 2005          Fiscal 2004
                                        -----------          -----------
      Net (loss) income                  ($830,000)          $1,274,000

      Add back
      Interest expense                     232,000              175,000
      Income taxes (benefit)                  -                (782,000)
      Depreciation and amortization        739,000              683,000
                                          --------              -------
      EBITDA                              $141,000           $1,350,000
                                          ========           ==========

The Company's net loss for fiscal 2005 was negatively impacted by reduced comparable store sales, as discussed below.

Additionally, the Company's net loss was negatively affected by approximately $200,000 in pre-opening expenses, operating losses and related promotional expenses related to the Company's new Bridgewater, New Jersey store, which opened in late June 2005.

A 54.3% increase in net advertising expense also contributed to the Company's net loss in fiscal 2005. Net advertising expense in fiscal 2005 increased to $725,000 from $470,000 in fiscal 2004, and is discussed below.

Net income for fiscal 2004 was negatively impacted by a fourth quarter provision for impairment of long-lived assets aggregating $144,000, relating to the relocation of the Company's Bang & Olufsen branded store in Greenwich, Connecticut. Net income for fiscal 2004 was also negatively impacted by $133,000 relating to the Company's estimates of unclaimed property due to certain states.

No income tax provision was required for fiscal 2005, as a result of the Company's net loss. In fiscal 2004, the Company reversed a portion of its valuation allowance against its deferred tax assets, recognizing an income tax benefit of $977,000. This income tax benefit was partially offset by an income tax provision of $195,000 recorded in fiscal 2004.


Revenues

For the year ended October 29, 2005, net sales aggregated $40,444,000, a decrease of approximately $2.7 million or 6.3% from the prior year. Comparable store sales for fiscal 2005, excluding the sales from the Company's new Bridgewater store, decreased approximately $3.5 million or 8% from the prior year.

The Company's net sales for fiscal 2005 were negatively impacted by a decline in retail store traffic, which began in January 2005, coupled with a 15.4% reduction in its video business.

The Company believes the slowdown was due to a deceleration of consumer spending during the year, as well as consumer expectations that flat panel television prices would continue to significantly decline, thus delaying the purchase decision. Additionally, consumer uncertainties and confusion regarding current technologies continue to be somewhat problematic for the industry.

Audio sales declined 1.2%, while video sales have declined approximately 15.4% for fiscal 2005 as compared to fiscal 2004. Video sales have declined as a result of reduced DLP, CRT and DVD sales and to a lesser extent from price compression, an overall 1% reduction of flat panel unit sales and certain product shortages, particularly in the third and fourth quarters.

The Company has experienced flat panel growth in larger size plasma and LCD televisions while reporting declines in smaller screen sizes. Sales of larger screen flat panels have provided installation opportunities for the Company. The Company's labor revenue has increased approximately 17.1% for fiscal 2005 as compared to fiscal 2004 as custom installation demand continues to be strong.

The Company's overall video sales ($17.2 million) have been negatively impacted by price compression in the industry as well as competitive pressures in the market. Management believes this trend will continue. As video products are affected by price compression, Management believes it is an opportunity for the Company to attach additional higher margin audio components, accessories and labor. Video sales have declined to approximately 41.9% of gross sales in fiscal 2005, from 46.5% of gross sales for fiscal 2004.

The Company's higher margin audio sales ($19.5 million) for fiscal 2005 have increased to 47.6% of gross sales for fiscal 2005 from 45.2% of gross sales for fiscal 2004. Audio sales were positively impacted by additional cable sales, headphones, furniture, radio and portables. Labor income ($4.3 million) for fiscal 2005 represented approximately 10.5% of gross sales as compared to approximately 8.4% of gross sales for fiscal 2004.

The Company believes it continues to benefit from the strong demand for its custom installation services. Additionally, despite increased competition and a decline in retail store traffic, customer demand continues to be strong for digital video products including larger plasma flat screen, LCD flat panel, high-definition televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase, as a percentage of net sales and in actual dollars, and accounted for 63% of net sales for fiscal 2005 as compared to approximately 59% of net sales for fiscal 2004. Custom installation sales, including both equipment sales and labor income aggregated $25.7 million for fiscal 2005, as compared to $25.6 million for fiscal 2004. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

The Company believes it differentiates itself by offering sophisticated custom installation services, including programming capabilities that address complex technological integration issues giving its customers easy remote control operations for a variety of functions. Management believes installations of dedicated theater rooms, hard drive video and audio storage and distribution, lighting systems in the home, as well as network cabling will continue to attract affluent customers to the Company. The home theater room will be the forefront of the smart home, for the desired integration of all electronics, lighting, security and networking within the home. These offerings should continue to benefit sales, enhance gross margins and improve overall store profitability.

The Company also offers a service initiative called "Harvey on Demand". The Company believes it can expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. The Company is offering a forty-eight hour response time to address the needs of a qualified customer at an additional labor cost. Additionally, the Company has been working with Cablevision and Time Warner in offering and installing their high speed cable modems and digital cable boxes in conjunction with our installation services.

Net sales for the new Harvey retail store located in Bridgewater, New Jersey have been encouraging. The Company believes that this store will take some time to mature as its sales have significantly come from new home construction and custom installations which take time to cultivate and complete.

As previously disclosed, the Company elected not to renew the lease for its Bang & Olufsen store in Greenwich, Connecticut, which expired in April 2005. Management decided to relocate and consolidate this operation within its Harvey Greenwich store, one block away. This relocation was completed in late April 2005. This store-within-a-store concept presents Bang & Olufsen products in a unique and separate showcase within a Harvey store. The Company is excited about this new store-within-a-store concept. The Company has been able to increase its Bang & Olufsen sales without the overhead of a separate store.

Net sales for all of the Company's retail locations have experienced declines in fiscal 2005, as compared to fiscal 2004, due primarily from reasons stated above, except the Company's Greenvale, Long Island store. This store has benefited from additional custom installation business from various new home development sites, where the Company has exclusive rights to service these new developments.

The Company's marketing efforts were in a transition stage in fiscal 2005. Effective September 1, 2005, the Company engaged a new advertising agency to promote its brand and increase awareness in the Company's service initiatives. The new campaign is expected to be introduced after the completion of the holiday shopping season. In fiscal 2005, the Company's marketing efforts remained stable, as compared to fiscal 2004. These efforts included radio, newspaper, direct mail and e-mail broadcasts, as well as the continued promotion of the Company's website, www.harveyonline.com. The Company does expect to improve or replace its website in fiscal 2006.

For fiscal 2006, the Company also will endeavor to put additional efforts and resources into its important customer relations management initiatives and plans to be more aggressive with specific e-mail promotions to prospective and existing customers.

Costs and Expenses

Total cost of goods sold for fiscal 2005 decreased 7.1% to $23,589,000, as compared to fiscal 2004. The decline in cost of goods sold was primarily due to the decrease in net sales as noted above. This decline was offset by the slight improvement in the Company's gross profit margin in fiscal 2005.

The gross profit margin for fiscal 2005 increased to 41.7% from 41.1% for fiscal 2004.

The increase in the gross profit margin in fiscal 2005 was due to a decline in the Company's overall video business, which generally has lower margins than audio and labor sales. This was offset by higher margin audio sales and additional labor income, wire and cable sales, which generate strong gross margins.

The Company's total cost of goods sold includes freight costs, purchase discounts from its vendors and inventory shrink. The Company's gross profit margin may not be comparable to other reporting electronics retailers as other entities may include the costs relating to their warehousing and distribution networks. Warehouse and distribution network costs for fiscal 2005 and 2004 approximated $704,000 and $711,000, respectively, and are included in SG&A expenses.

Selling, general and administrative expenses (SG&A expenses) for fiscal 2005 increased by approximately $460,000 or 2.9%, as compared to fiscal 2004. Pre-opening and operating expense relating to the Company's new Harvey store in Bridgewater, New Jersey contributed to this increase, in addition to the substantial increase in net advertising expense for fiscal 2005. Net advertising expense for fiscal 2005 increased to $725,000 from $470,000 in fiscal 2004. Advertising expenditures remained stable at $2,700,000 for both fiscal 2005 and 2004. However, the Company realized lost cooperative advertising support from its vendors due to a decline in the Company's sales.

As a result, net advertising expense, which is included in SG&A expenses in the Company's Statements of Operations, has increased 54.3% or $255,000 in fiscal 2005 as compared to fiscal 2004. SG&A expenses also increased from additional payroll and payroll related costs, professional fees, occupancy costs, truck expenses, depreciation and amortization, EDP expenses and various other general store operating expenses. These increases were offset by a decline in communication expense, bad debt expense, supplies expense, other selling expenses and the reduced provision relating to unclaimed property due to certain states.

The Company plans to continue to hire and train custom installation personnel, as needed, and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan.

Due to the slowdown in the Company's business, Management elected to begin a cost reduction program which began in the third quarter of fiscal 2005. Management implemented a one-week non-paid furlough for all employees and reduced its work force and SG&A expenses, where appropriate. These efforts will continue in fiscal 2006.

Interest expense increased by approximately $57,000, or 32.7% for fiscal 2005, as compared to fiscal 2004. This was primarily due to increased borrowings and higher interest rates. The Company's balance outstanding on its credit facility has increased as the Company used the credit facility to finance the construction of its new retail store in Bridgewater, New Jersey, as well as computer equipment, software deposits and development work relating to the replacement of its computer systems expected to be completed in fiscal 2006.

In connection with the Company's emergence from its reorganization proceeding, in 1996, the Company adopted Fresh Start Accounting. Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book income and pre-organization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-organization net operating loss carryforward will be utilized to reduce the related income tax payable. The current and any future year benefit arising from utilization of the pre-reorganization carryforward is not reflected as a reduction of the tax equivalent provision in determining net income, but instead is recorded first as a reduction or reorganization value in excess of amounts allocable to identifiable assets until exhausted, and thereafter as a direct addition to paid-in capital.

As noted above,  for fiscal 2004,  the income tax  equivalent  provision and the
reduction  of  the  organization   value  in  excess  of  amounts  allocable  to
identifiable assets was $135,000.

No income tax provision was required for fiscal 2005, as a result of the Company's net loss.

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

The following is a reconciliation of the Company's net income to the non-GAAP measure of EBITDA:

                                                Fiscal 2004        Fiscal 2003
                                                -----------        -----------
        Net income                               $1,274,000           $287,000
        Add back:
        Interest expense                            175,000            343,000
        Income taxes (benefit)                    (782,000)            195,000
        Depreciation and amortization               683,000            795,000
                                                    -------            -------
        EBITDA                                   $1,350,000         $1,620,000
                                                 ==========         ==========

Net income and EBITDA for fiscal year 2004 were negatively impacted by the provision for impairment of long-lived assets aggregating $144,000, recorded in the fourth quarter, relating to the relocation of the Company's Bang & Olufsen branded store in Greenwich, Connecticut. (As discussed above, this store was moved and consolidated with the Company's Harvey Greenwich location.) Net income and EBITDA for fiscal 2004 were also negatively impacted by $133,000, relating to the Company's estimate of unclaimed property due to certain States.

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

Overall net sales benefited by the strong sales growth of the Company's Harvey stores in Mount Kisco, New York, Greenvale, Long Island, and its store within ABC Carpet and Home in lower Manhattan. Additionally, the Company's Bang & Olufsen branded store in lower Manhattan experienced a strong 35% increase in sales for fiscal 2004 as compared to fiscal 2003. Additional custom installation revenue from increased customer demand helped improve sales for these stores.

These strong sales results offset disappointing results for the Company's Harvey store and its Bang & Olufsen branded store, both in Greenwich, Connecticut. As mentioned above, the Company elected not to renew its lease which expired in
April 2005, and relocated its Bang & Olufsen branded store in Greenwich, Connecticut in the spring of 2005. This Bang & Olufsen retail operation was moved and consolidated with the Company's Harvey Greenwich location, one block away. This store-within-a-store concept, approved by Bang & Olufsen, presents Bang & Olufsen products in a unique and separate showcase within the Harvey store. The Company believes it will retain a significant portion of the Bang & Olufsen store's revenue while significantly reducing the overhead costs associated with this store.

In 2004, the Company believes it continued to benefit from expanding revenues as a result of unabated strong demand for its custom installation services.
Additionally, despite increased competition, customer demand continues to be strong for digital video products including plasma flat screen, LCD flat panel, high-definition and DLP televisions, integrated remote controls and related custom home installations. Custom installation projects continued to increase and accounted for 59% of net sales for fiscal 2004 as compared to approximately 56% of net sales for the same period last year. Custom installation sales, including both equipment sales and labor income, increased approximately 7.7% to $25.6 million for fiscal 2004, as compared to $23.8 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

In October 2004, the Company launched its new service initiative called "Harvey on Demand" and continues to attempt to expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. The Company is marketing this service group and is offering a forty-eight hour response time to address the needs of a qualified customer at an additional labor cost.

The Company sells extended warranty contracts through a third-party provider. In fiscal 2004, sales of extended warranty contracts increased 8.6% as compared to fiscal 2003, and represented approximately 3% of net sales. The profit on extended warranty sales is considered commission at the time of sale. As a result, the net amount earned on these sales is recorded in net sales, in accordance with Emerging Issue Task Force 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal Versus Net as an Agent."

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

The gross profit margin for fiscal 2004 improved despite an overall reduction in sales of higher margin audio products and from competitive pressures on video products. Management believes the consumer electronics industry generally suffered a decline in 2004 in gross margin from this shift in business, additional competitive pricing as well as falling prices in certain video categories. The Company concentrated its efforts in reviving its higher margin audio business by better demonstrating audio products to its customers and successfully bundling more audio components with its video sales. In the second, third and fourth quarters of fiscal 2004, the Company's audio business increased, compared to the same quarters in fiscal 2003.

Additionally, the overall improvement in the gross profit margin for fiscal 2004 was due to the following factors: The new digital and flat screen video products are sold at higher margins than analog products; analog video products were almost eliminated entirely from the Company's product mix in fiscal 2004; and further, the Company was successful with the sales of higher margin labor income, furniture, accessories, cable and extended warranties.

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

The Company continued to hire additional custom installation personnel and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan.

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

Liquidity and Capital Resources

At October 29, 2005 and October 30, 2004, the Company's ratio of current assets to current liabilities was 1.52 and 1.57, respectively.

The current ratio at October 29, 2005 was negatively impacted by the Company's pre-tax loss. Other factors that decreased working capital included the reduction of accounts receivable and an increase in accounts payable.

Net cash provided by operating activities was $211,000 for fiscal 2005 as compared to $1,381,000 for fiscal 2004. This reduction was due to the decline in pretax income as the Company experienced a slowdown in its business, coupled with the reduction of customer deposits from reduced store traffic, an increase in inventory from the new store in Bridgewater, New Jersey, and offset by the reduction of accounts receivable and an increase in accounts payable to fund inventory increases.

Net cash used in investing activities was $1,771,000 for fiscal 2005 as compared to $364,000 for fiscal 2004. Net cash was used for the purchase of leasehold improvements, equipment and software, aggregating $1,780,000 for fiscal 2005. These improvements related to the construction of a new retail store and the planned replacement of the Company's legacy computer system which is expected to be completed in May 2006. For fiscal 2004, purchases of equipment and leasehold improvements aggregated $331,000.

Net cash provided by financing activities was $1,560,000 for fiscal 2005, as compared to net cash used in financing activities of $1,017,000 for fiscal 2004. Financing activities for fiscal 2005 included net borrowings of $1,661,000, increasing the revolving line of credit facility, preferred stock dividends paid of $59,000 and principal payments on note payables of $42,000. The net borrowings on the credit facility was necessary to fund the ongoing construction costs relating to the new store in Bridgewater, New Jersey. Financing activities for fiscal 2004 included net payments of $900,000, reducing the revolving line of credit facility, preferred stock dividends paid of $70,000 and commitment and deferred legal fees relating to the new credit facility of $68,000.

In November 2003, the Company entered into a new five-year $7.5 million credit facility with Webster Business Credit Corporation ("Webster"), a subsidiary of Connecticut based Webster Bank. This credit facility replaced the credit facility with Wells Fargo. Under the new credit facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible credit card receivables and inventory, less certain reserves, as defined. The credit facility expires November 21, 2008.

The interest rate on all borrowings under the credit facility is 0.25% over Webster Bank's prime rate (7.0% at October 29, 2005) or LIBOR plus 2.75%, at the Company's option.

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

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Additionally, the Company's capital expenditures cannot exceed a predetermined amount. On September 13, 2005, the Company entered into a First Amendment and Waiver Agreement ("First Amendment") with Webster. The First Amendment waived the third quarter covenant defaults and modified the EBITDA and capital expenditures covenants for the fourth quarter of fiscal 2005. On January 20, 2006, the Company entered into a Second Amendment ("Second Amendment") with Webster. The Second Amendment modified the EBITDA and capital expenditures covenants for fiscal 2006. As of October 29, 2005, the Company was in compliance with all covenants.

At  January  26,  2006,  there  was  approximately   $2,262,000  in  outstanding
borrowings under the credit facility, with approximately $2,411,000 available to borrow under this credit facility.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. At October 30, 2004, 827 shares of Preferred Stock were issued and outstanding and were convertible into 670,559 shares of Common Stock. In December 2004, 227 shares of Preferred Stock were converted to 184,059 shares of the Company's Common Stock by three preferred shareholders. As a result, 600 shares of Preferred Stock, held by one shareholder, are currently outstanding and convertible into 486,500 shares of Common Stock at October 29, 2005.

The Company's newest 4,500 square foot Harvey retail showroom in Bridgewater, New Jersey opened in late June 2005. Through October 29, 2005, the Company financed all necessary leaseholds, equipment, furniture, fixtures and inventory, aggregating $1,560,000, with its credit facility. In fiscal 2006, the Company expects to make remaining improvements to one of its Harvey retail showrooms, including the installation of a movie theater within this store and make miscellaneous purchases of computer equipment, and other assets, approximating $200,000 to be financed using the Company's credit facility.

In December 2004, the Company entered into a three-year note agreement to finance the purchase of a new phone system. This note payable aggregated $129,000 and was financed through an affiliate of Webster Bank. In March 2005, the Company entered into a second three-year note agreement with this affiliate of Webster to complete the installation of the phone system. This note payable aggregated $40,000.

The Company plans to replace its existing computer system in May 2006. The project cost is estimated at $600,000 - $650,000. At October 29, 2005, the remaining costs to complete the project are estimated at $400,000 - $450,000. These costs will be financed using the Company's credit facility in fiscal 2006.

The Company intends to introduce its new advertising campaign in fiscal 2006, primarily with print, radio, direct mail and e-mail broadcasts. Advertising expenditures will not be materially diminished in fiscal 2006.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The Company is expected to improve or replace its website in fiscal 2006 at an estimated cost of between $75,000 - $100,000.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of October 29, 2005 and is based on information appearing in the Notes to the Financial Statements:


                          2006        2007-2008     2009-2010     After 2010        Total
--------------------- -------------- ------------- ------------- -------------- ---------------
Operating leases        $2,519,000     $4,016,000    $3,334,000    $7,066,000    $16,935,000
Credit facility                  -              -     3,486,000             -      3,486,000
Notes payable               55,000         72,000             -             -        127,000
--------------------- -------------- ------------- ------------- -------------- ---------------
Total    contractual    $2,574,000     $4,088,000    $6,820,000    $7,066,000    $20,548,000
cash obligations
--------------------- -------------- ------------- ------------- -------------- ---------------

In fiscal 2004, the Company amended and extended the lease for its flagship store in Midtown Manhattan. This lease amendment increased the Company's occupancy costs in fiscal 2005 but will increase these costs to a greater extent beginning in fiscal 2006. The increase in rent expense for this store, calculated on a straight-line basis, beginning in fiscal 2006 is expected to approximate $200,000 per year.

In July 2003, the Company received a notice and information request from the Pennsylvania Department of Environmental Protection ("PADEP"). See Part I, Legal Proceedings and the notes to the Company's financial statements, for details on this matter.

The Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2006 to meet its compliance requirements for the fiscal year ending October 27, 2007. In connection with this significant effort, Management believes that normal and customary expenses related to implementation of the required current provisions of the Act may be in the range of $250,000 - $350,000 for fiscal 2007.

The Company has no off-balance sheet arrangements as of October 29, 2005.

Management believes that cash on hand, cash flow from operations and funds made available under the credit facility with Webster, will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.

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

     Revenue Recognition

     Net sales include the sale of goods to customers and custom installation revenue. Retail sales are recorded at the time of sale to the customer. Custom installation revenue, which is comprised of both the sale of products and the labor in connection with the installation of the products, are recorded in accordance with the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The revenue related to the sale of the products is recognized when the product is delivered to the customers. The revenue related to the labor in connection with the installation of the products, is recorded when the service has been substantially completed. If the custom installation project requires a pre-wire phase, this phase will be considered a separate and distinct stage of work. The customer agrees to take title of wire and any in-wall speakers when delivered to the site as they have fair value. The customer agrees that amounts paid in advance for wire or in-wall speakers delivered to the site are non-refundable and as a result, these amounts are recognized as revenue when delivered. Labor on the pre-wire phase is recognized as revenue when the pre-wire installation is substantially completed. Revenues relating to these elements are recorded based on their fair values in the market.

     In addition, the Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. The net amount earned on these sales, which is not significant, is recorded in net sales, in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."

     Inventory

     Inventory is the Company's largest asset class, comprising over 54% of the Company's total assets. The Company's inventory consists of finished goods held for retail sale. Purchase-based volume rebates are credited to inventory or cost of products sold, as appropriate. The Company assesses the market value of its inventory on a regular basis by reviewing, on an item-by-item basis, the realizable value of its inventory; net of specific or general lower of cost or market reserves. If it is Management's judgment that the selling price of an item must be lowered below its cost in order for it to be sold, then the carrying value of the related inventory is written down to estimated realizable sales value. A number of factors would be taken into consideration in assessing realizable value including the quantity on hand, historical sales, technological advances, the existence of a replacement product, and consumer demand and preferences. Depending on market conditions, the actual amount received on sale could differ from management's estimate.

     As a result, the Company reduced its net inventory value to reflect the estimated amount of inventory with lower of cost or market issues. The
     Company's inventory reserve at October 29, 2005 and October 30, 2004 is $150,000 and $130,000, respectively.

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

     The Company also receives substantial funds from its suppliers for cooperative advertising. These funds are used for advertising purposes and the funds earned are recorded net of advertising expenditures, and are included in selling, general and administrative expenses on the Statements of Operations. Accrued expenses

     The Company is constantly required to make estimates of future payments that will be made which relate to the current accounting period. These estimates range from things such as accrued bonuses to estimates of pending litigation claims and income taxes. In establishing appropriate accruals, Management must make judgments regarding the amount of the disbursement that will ultimately be incurred. In making such assessments, management uses historical experience as well as any other special circumstances surrounding a particular item. The actual amount paid could differ from Management's estimate.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (as amended), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. This pronouncement was adopted in the fourth quarter of fiscal year 2005 and had no impact on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 were adopted in its fourth quarter of fiscal 2005. This statement has not had a material impact on the Company's financial position or results of operations.

In May 2005, the FASB issued Statements of Financial Accounting Standards No. 154, Accounting changes and Error Corrections - a replacement of APB Opinion 20 and FASB Statement 3, or SFAS 154. SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company's operations.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 ("SAB 107"), "Share-Based Payment," providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in management's Discussion and Analysis of Financial condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in the first fiscal quarter of 2006.

On October 6, 2006, the FASB issued FASB Staff Position (FSP) FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. ("FSP 13-1"). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period after December 15, 2005. In fiscal 2005, the Company had capitalized rental costs incurred during the construction period of its new store in Bridgewater, New Jersey. The adoption of this guidance could impact the Company's future financial statements if the Company opens additional retail facilities.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure with regard to financial instruments are the changes in interest rates. The revolving credit facility between the Company and Webster Bank bears interest at either the bank's prime rate plus ..25% or LIBOR plus 2.75%, at the Company's option. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. The Company estimates that a hypothetical 10% adverse change in interest rates would not materially affect the consolidated operating results of the Company.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company's financial statements set forth on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the Chief Executive Officer/President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive
Officer/President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (October 29, 2005), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Chief Executive Officer/President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As noted above, the Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2006 to meet its compliance requirements of fiscal year ending October 27, 2007.

There were no changes in the Company's internal control over financial reporting (as required by the Exchange Act) that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information None


Part III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance With Section 16(a) of the Securities Exchange Act.

The directors and executive officers of the Company are as follows:

              Name            Age (1)            Position
  ----------------------    ----------   -----------------------------

  Michael E. Recca             55        Chairman and Director
  William F. Kenny, III        74        Director
  Fredric J. Gruder            59        Director
  Nicholas A. Marshall         73        Director
  Ira J. Lamel                 58        Director
  Franklin C. Karp             52        Chief Executive Officer, President
                                         and Director
  Joseph J. Calabrese          46        Executive Vice President, Chief
                                         Financial Officer, Treasurer,
                                         Secretary and Director
  Michael A. Beck              47        Vice President of Operations
  Roland W. Hiemer             44        Vice President Merchandising
  (1) As of October 29, 2005.


Michael E. Recca became the Chairman of the Board of Directors of the Company in November 1996. Mr. Recca is also a member and the sole manager of Harvey Acquisition Company, LLC, which is a stockholder of the Company. Mr. Recca was an employee of Taglich Brothers, Inc., an NASD registered broker-dealer, through December 31, 1998. Beginning in January 2002 and continuing through April 2002, Mr. Recca was self-employed as a financial restructuring consultant, and, in this capacity, was also associated with NorthStar Capital, LLC, a joint venture with Ruskin Moscou Faltischek, P.C., the Company's corporate counsel. Currently, Mr. Recca is an officer and director of Sky Capital Holdings, LTD, and of several wholly owned subsidiaries of Sky Capital Holdings and the President of Sky Capital, LLC, a wholly owned subsidiary of Sky Capital Holdings, LTD and an NASD broker-dealer. Mr. Recca is also an officer and a director of Sky Capital Enterprises and of Sky Capital Ventures, (companies affiliated with Sky Capital Holdings, LTD) and several of their wholly or partially owned subsidiaries, including Global Secure Holdings, Ltd., and its wholly owned subsidiaries.

Franklin C. Karp began his career in the retail consumer electronics industry over 25 years ago, working as a salesman for what was then one of the most successful chain operations in the New York metropolitan area. He held various positions in sales management, purchasing and operations. In 1990, Mr. Karp joined Harvey as Merchandise Manager and later as Vice President in charge of merchandising. Mr. Karp was appointed President of Harvey in 1996 and Chief Executive Officer in 2004.

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

Fredric J. Gruder has been a director since July 1998. Since December 2001, Mr. Gruder has been a sole practitioner in his own law firm. From July 1999 to December 2001, Mr. Gruder was of counsel to Dorsey & Whitney LLP. From September 1996 to July 1999, he was a partner in the law firm of Gersten, Savage, Kaplowitz & Fredericks, LLP ("Gersten"), which represented Thornwater Company, L.P. ("Thornwater"), representative of the Company's underwriters in the Offering. From March 1996 through September 1996, Mr. Gruder was of counsel to Gersten, having been a sole practitioner from May 1995 through March 1996. From March 1992 until March 1996, Mr. Gruder served as vice president and general counsel to Sbarro, Inc., then a publicly traded corporation which owns, operates, and franchises Italian restaurants. Prior to this time, Mr. Gruder practiced law in New York for over twenty years, specializing in corporate securities and retail real estate.

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

Ira J. Lamel was appointed to the Company's Board of Directors and Audit Committee (Chairman) in November 2003. He has been the Executive Vice President, Chief Financial Officer and Treasurer of The Hain Celestial Group, Inc. since October 1, 2001. Mr. Lamel, a certified public accountant, was a partner at Ernst & Young LLP where he served in various capacities from June 1973 to September 2001. Ernst & Young LLP served as the Company's independent registered public accountants until fiscal 2001. Mr. Lamel directed all of Ernst & Young's services to the Company, including the audits of our financial statements, from fiscal 1997 through fiscal 2000. Mr. Lamel is also a director of Excel Technology, Inc. (NASDAQ - XLTC).

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

Jeffrey A. Wurst, a director of the Company since February 2000, did not stand for re-election to the Board for fiscal 2006.

Committees of the Board of Directors

The Board of Directors, which met seven times either in person or telephonically during fiscal 2005, has an Audit Committee and a Compensation and Stock Option Committee.

The Board generally relies on its network of industry and professional contacts in connection with identifying potential Board members. The Board will only consider nominees that have the requisite industry or financial experience to be able to advise and direct senior management in the Company's operations. At a minimum, each nominee: (i) must be prepared to represent the best interests of all of the Company's stockholders, (ii) must be an individual who has demonstrated integrity and ethics in his/her personal and professional field and has established a record of professional accomplishment in his/her chosen field;
(iii) must not have (and his/her family members must not have) any material personal, financial or professional interest in any present or potential competitor of the Company; and (iv) must be prepared to participate fully in Board activities, including attendance at, and active participation in, meetings of the Board and not have other personal or professional commitments that would interfere or limit his or her ability to do so.

Compensation and Stock Option Committee. During fiscal 2005, Fredric J. Gruder, William F. Kenny, III, Jeffrey A. Wurst (did not stand for re-election to the Board) for fiscal 2006, Nicholas A. Marshall and Ira J. Lamel served on the Compensation and Stock Option committee (the "Compensation Committee"). Each director who served on the Compensation Committee during fiscal 2005 qualified as an "independent director" as such term is defined in Marketplace Rule 4200(a)(15) of the National Association of Securities Dealers (the "NASD"). The function of the Compensation Committee is to make recommendations to the Board with respect to the compensation of management level employees and to administer plans and programs relating to stock options, pension and other retirement plans, employee benefits, incentives, and compensation. The Compensation Committee met one time in fiscal 2005.

Audit Committee. During fiscal 2005, William F. Kenny, III, Nicholas A. Marshall and Ira J. Lamel (Chairman) served on the Audit Committee. Each of the current Audit Committee members meets the independence criteria prescribed by Rule 10A-3 promulgated under the Exchange Act and is an "independent director" as defined in NASD Rule 4200(a)(15). Each Audit Committee member meets NASDAQ's financial knowledge requirements, and Ira J. Lamel, designated by the Board of Directors as the "Audit Committee financial expert" under the SEC rules, meets NASDAQ's professional experience requirements as well. The Audit Committee is governed by, and operates pursuant to, a written charter adopted by the Board of Directors. Such charter complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASDAQ. As more fully described in the charter, the Audit Committee is responsible for overseeing the accounting and financial reporting processes and the audits of the financial statements of the Company. The Audit Committee met four times in fiscal 2005.

Affirmative Determinations Regarding Director Independence

The Board of Directors has determined each of the following directors to be an "Independent Director" as such term is defined in the NASD Marketplace rule 4200(a)(15):

                                Fredric J. Gruder
                              William F. Kenny, III
                              Nicholas A. Marshall
                                  Ira J. Lamel

As provided by NASD Rule 4350(c)(2), the Independent Directors will regularly schedule "Executive Sessions" whereby the Independent Directors will hold meetings with only the Independent Directors present.

Code of Ethics

The Company adopted a code of ethics applicable to its Chief Executive Officer/President, Chief Financial Officer and Controller, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. This code of ethics is publicly available on the Company's website, www.harveyonline.com. If the Company makes any amendments to this code of ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code of ethics to the Company's Chief Executive Officer/President, Chief Financial Officer or Controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the SEC. The Company also has a third party anonymous ethics and compliance hotline available to all employees and is reportable by phone or by website, www.reportit.net.


Directors' Compensation

In fiscal 2005, each of the Company's outside directors received a $1,000 monthly retainer.

No options to purchase the Company's Common Stock were granted to the outside directors in fiscal 2005.

Policy for Nomination of Directors

In fiscal 2005, the Company established a resolution outlining its policy on the nomination of directors, under the Standards of the NASDAQ Capital Market. Director nominees shall be recommended by a majority of the directors who are independent. The independent directors will only consider nominees that have requisite industry or financial experience.

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

Summary Compensation Table

                                                                        Stock
     Name of Individual                                            Options Granted       Long-Term
   and Principal Position       Year      Salary       Bonus             (1)            Compensation
----------------------------- --------- ----------- ------------- -----------------    --------------

Michael E. Recca              2005       $105,000     $   -               -                $ -
Chairman (3)                  2004       $112,000     $   -               -                $ -
                              2003(2)    $122,000     $   -               -                $ -

Franklin C. Karp              2005       $164,000     $ 54,000                             $ -
Chief Executive Officer
 & President                  2004       $165,000     $ 75,000            -                $ -
                              2003(2)    $163,000     $ 44,000            -                $ -

Joseph J. Calabrese           2005       $155,000     $ 51,000            -                $ -
Executive Vice President
Chief Financial Officer,      2004       $156,000     $ 71,000            -                $ -
 Treasurer and Secretary      2003(2)    $153,000     $ 41,000            -                $ -


Michael A. Beck               2005       $140,000     $ 49,000            -                $ -
Vice President of             2004       $140,000     $ 70,000            -                $ -
   Operations                 2003(2)    $138,000     $ 41,000            -                $ -

Roland W. Hiemer              2005       $ 96,000     $ 21,000            -                $ -
Vice President of             2004       $ 95,000     $ 35,000            -                $ -
   Merchandising              2003(2)    $ 94,000     $ 17,000            -                $ -

(1)--See "Stock Option Plan" for related information relating to stock option grants. The stock options granted in fiscal 2002 are not in the money as of the Record Date.
(2)--Fiscal 2003 is a fifty-three week year and, as a result, salary amounts include fifty-three weeks of compensation.
(3)--In September 2005, Mr. Recca's annual salary was reduced to $48,000.


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

The Compensation Committee believes that the compensation of the Company's executive officers should be influenced by performance. Base salary levels, and any salary increases are approved by the Compensation Committee. In fiscal 2005, 2004 and 2003, additional compensation in the form of cash bonuses were made in accordance with a quarterly and annual bonus plan, as approved by the
Compensation Committee. In fiscal 2002, stock options were also made in accordance with the quarterly and annual bonus plan, as approved by the Compensation Committee. The Compensation Committee believes that the executive officers salaries during these years did not exceed levels in the industry for similarly-sized businesses. Severance agreements exist for all executive officers.

In fiscal 2005, the Company's executive officers (excluding the Chairman) received a new bonus plan, as approved by the Compensation Committee. Under the plan, seventy percent (65%) of the new annual bonus potential is based on financial performance and the achievement of the Company's quarterly budgets. The remaining thirty percent (35%) is an annual bonus based on the achievement of specific Company goals.

As previously mentioned, stock option grants, prior to 2003, have been part of the bonus plan for executive officers. The Compensation Committee viewed these option grants as an important component of its long-term, performance-based compensation philosophy. Since the value of an option bears a direct relationship to the Company's stock price, the Compensation Committee believes that options motivate executive officers to manage the Company in a manner that will also benefit stockholders. As such, options were granted, only if performance levels were achieved, at the current market price. One of the principal factors considered in granting options to an executive officer was the executive officer's ability to influence the Company's long-term growth and profitability. No options were granted in fiscal 2005. As only a limited number of options remain available for grant, no options are expected be granted to executive officers in fiscal 2006.

With respect to the base salary granted to Mr. Karp, the Company's Chief Executive Officer/President, the Compensation Committee made a favorable assessment of the Company's actual operating results for fiscal 2004, as compared to the Company's goals and from the performance of Mr. Karp on various accomplishments for fiscal 2004. The Compensation Committee also considered Mr. Karp's relative position as compared to his peers in the industry. Based on these factors, Mr. Karp's salary was $165,000 in fiscal 2004 and was increased to $170,000 for fiscal 2005. After the Company's third quarter results were reported, Mr. Karp took a voluntary reduction in salary and reduced this amount back to $165,000.

In fiscal 2005, no options were granted to the Company's executive officers.

                               Frederic J. Gruder
                              William F. Kenny, III
                              Nicholas A. Marshall
                                  Ira J. Lamel

Stock Option Plan

In April 1997, the Company adopted a stock option plan, which currently covers 1,000,000 shares of the Common Stock. At October 29, 2005, options currently outstanding aggregate 989,100 and options available for grant aggregate 10,900. Options may be designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified stock options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company (collectively "Options"). In certain circumstances, the exercise of Options may have an adverse effect on the market price of the Common Stock. The Stock Option Plan was approved by the Company's shareholders in fiscal 1998.

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

In fiscal 2005, no stock options were granted to the Company's executives or directors.

No stock options were exercised by executives or directors in fiscal 2005.

Exercise prices for options outstanding as of October 29, 2005, are as follows:

                                                                 Weighted-
                            Number of                             Average
                             Options            Options          Remaining
                          Outstanding at      Exercisable at   Contractual Life
     Exercise Price         Year End           End of Year        in Years
    -----------------    ----------------    ----------------   ---------------
       $ .8125              90,000                 90,000            6
       $ .8937              12,500                 12,500            6
       $ .9375              90,000                 90,000            6
       $1.00                62,625                 62,625            3
       $1.0313              25,000                 25,000            6
       $1.15                90,000                 90,000            7
       $1.265               25,000                 25,000            2
       $1.35                90,000                 90,000            7
       $1.375               45,000                 45,000            6
       $1.50               222,500                222,500            4
       $1.75               102,500                102,500            5
       $1.86                57,500                 57,500            5
       $1.925               12,500                 12,500            5
       $2.00                 4,975                  4,975            2
       $3.00                59,000                 59,000            2
                       ------------------   ------------------
                           989,100                989,100            5
                       ==================   ==================


PERFORMANCE GRAPH

The following graph shows a five year comparison of the cumulative total return to shareholders for the Company, the Russell 2000 Index and a peer group of substantially larger electronics companies. The graph assumes that the value of investment in the Company's Common Stock and in each index was $100 on October 30, 2000, including the reinvestment of dividends, if any. The company's fiscal year is either a 52 or 53-week year with the fiscal year ending on the Saturday closest to October 31. All fiscal years presented in the performance graph include 52 weeks, except fiscal 2003, which includes 53 weeks.

[GRAPHIC OMITTED]



Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of October 29, 2005, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

                                                Title of        Amount and Nature of
   Name and Address of Beneficial Owner           Class           Beneficial Ownership      Percentage
------------------------------------------   ---------------   ------------------------   --------------
Michael E. Recca                                 Common               220,078(1)               6.0%
949 Edgewood Avenue
Pelham Manor, NY 10803

Ronald I. And Joyce L. Heller                    Common               194,900                  5.6%
74 Farview Road
Tenafly, New Jersey 07670

William F. Kenny, III                            Common                54,589 (2)              1.5%
C/o Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Fredric J. Gruder                                Common                40,000 (2)              1.1%
775 Park Avenue
Huntington, NY 11753

Ira J. Lamel                                     Common                    -0-                 --
c/o The Hain-Celestial Group, Inc.
58 South Service Road
Melville, N Y 11747

Nicholas A. Marshall                             Common                    -0-                 --
113 Horseshoe Road
Mill Neck, NY 11765



                                                Title of        Amount and Nature of
   Name and Address of Beneficial Owner           Class           Beneficial Ownership      Percentage
------------------------------------------   ---------------   ------------------------   --------------
Franklin C. Karp                                 Common               234,500 (3)               6.3%
c/o Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Joseph J. Calabrese                              Common               201,702 (4)               5.4%
c/o Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Michael A. Beck                                  Common               197,500 (4)               5.3%
c/o Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Roland W. Hiemer                                 Common               107,500 (5)               3.0%
c/o Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071
------------------------------------------   ---------------   ------------------------   --------------

All Directors and Officers as a group            Common             1,055,869 (6)              23.4%
(9 Persons)

All Beneficial Owners as a group                 Common             1,250,769 (6)              27.7%
------------------------------------------   ---------------   ------------------------   --------------

(1) Includes 43,932 shares of the Company's Common Stock owned by Harvey Acquisition Company LLC ("HAC"), of which Mr. Recca is a member and the sole manager, plus options to purchase up to 160,000 shares of the Company's Common Stock which are exercisable at prices of between $.8937-$1.925 per share.

(2) Includes options to purchase up to 40,000 shares of the Company's Common Stock, which are exercisable at prices of between $.8125-$1.375 per share.

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

(6) Includes options and warrants to purchase up to 982,500 shares of Common Stock, which are exercisable at an exercise price of between $.8125-$5.00 per share.


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

To the Company's knowledge, based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended October 29, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were fully satisfied.

Item 13. Certain Relationships and Related Transactions.

From January 2001 to April 2002, Mr. Recca had also been a principal of NorthStar Capital, LLC which was a joint venture between certain of the partners of Ruskin Moscou Faltischek, P.C. ("Ruskin"), the Company's corporate counsel, and Mr. Recca. Since April 2002, Mr. Recca has been a director of Sky Capital Holdings, LTD, and of several wholly owned subsidiaries of Sky Capital Holdings, and the President of Sky Capital, LLC, a wholly owned subsidiary of Sky Capital Holdings, LTD and a NASD broker-dealer. Mr. Recca is also a director of Sky Venture Capital and Sky Capital Ventures and several of their wholly or partially owned subsidiaries.

Jeffrey A. Wurst, who did not stand for re-election as a director of the Company when his term expired on October 29, 2005, is also a Senior Partner with Ruskin. At October 29, 2005 and October 30, 2004, the Company had amounts payable to Ruskin of approximately $40,000 and $39,000, respectively. The Company also paid legal fees to Ruskin of $41,000, $103,000 and $95,000 in fiscal years 2005, 2004 and 2003, respectively.

Dividends paid to preferred stockholders aggregated $53,000, $70,000 and $70,000 for fiscal years 2005, 2004 and 2003, respectively.


Item 14. Principal Accountant's Fees and Services

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO Seidman, LLP rendered during fiscal years 2005, 2004 and 2003:


                                     2005             2004             2003
                                     ----             ----             ----

     Audit Fees                    $101,000          $70,000         $60,000

     Audit - Related Fees           23,500(1)          5,000(1)       16,050(2)

     Tax Fees                          -                -                 -

     All Other Fees                    -                -                 -
                                  -----------     ------------    ------------

          Total                    $124,500          $75,000         $76,050
                                   ========          =======         =======


(1) For fiscal 2005 and 2004, amounts related to consultations on accounting and SEC matters.

(2) For fiscal 2003, services provided under this category consist of $8,550 for services related to a mid-year inventory observation and research regarding the effect of a change in the Company's year-end and $7,500 for consultations relating to accounting and SEC matters.

     All fees for the years presented were approved by the Company's Audit Committee.


Item 15. Exhibits and Financial Statement Schedule

(a)--List of Financial Statements and Financial Statement Schedule and Exhibits:

(1)  List of Financial Statements:

     Balance Sheets - October 29, 2005 and October 30, 2004

     Statements of Operations - Fiscal years ended October 29, 2005 and October 30, 2004

     Statements of Shareholders' Equity - Fiscal years ended October 29, 2005, October 30, 2004, and November 1, 2003

     Statements of Cash Flows - Fiscal years ended October 29, 2005, October 30, 2004, and November 1, 2003

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

3.1.5--Certificate of Amendment of Certificate of Incorporation of July 1971

3.1.6--Certificate of Amendment of Certificate of Incorporation of February 1971

3.1.7--Certificate of Amendment of Certificate of Incorporation of June 1969

3.1.8--Certificate  of Amendment of  Certificate of  Incorporation  of September
1968

4.1--Sections in Certificate of Incorporation and the Amended and Restated By-Laws of Harvey Electronics, Inc., that define the rights of the holders of shares of Common Stock, Preferred Stock and holders of Warrants (included in Exhibit Nos. 3.1.2 and 3.1.3)

4.2--Form of Com
mon Stock Certificate

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

(xii) --The following exhibit is hereby incorporated by reference to the corresponding exhibit filed with the Company's Form 8-K dated May 6, 2004:

10.6.7  --Lease  Agreement  between  Harvey  Electronics,   Inc.  and  724  R202
Associates, L.L.C. dated May 3, 2004.

(xiii) --The following exhibit is hereby incorporated by reference to the corresponding exhibit filed with the Company's Form 8-K dated May 19, 2004:

10.6.8 --Lease Modification Agreement and Extension Agreement between Joseph P. Day Realty and Harvey Electronics, Inc. dated May 7, 2004.

(xiv) --The following exhibit is hereby incorporated by reference to the corresponding exhibit filed with the Company's form 10-K:

10.6.9 --Second Amendment of the Lease between Harvey Electronics, Inc. and Martin Goldbaum and Sally Goldbaum dated December 1, 2004.

(xv) --The following exhibit is hereby incorporated by reference to the Company's third quarter Form 10Q filed September 13, 2005.

10.21 --First Amendment and Waiver Agreement between the Company and Webster Bank dated September 13, 2005.

(xvi) --The following exhibits are annexed hereto:

10.22 - Second Amendment and Waiver Agreement dated January 20, 2006.

10.6.9 - Third Amendment of Lease between the Company and 205 Chubb Avenue, LLC.

10.6.10 - Lease Modification and Extension Agreement between the Company and Fairfield Property Associates, LLC dated September 21, 2005.

23. --Consent of BDO Seidman, LLP

31.1--Certification - Chief Executive Officer/President

31.2--Certification - Chief Financial Officer

32.1--Certification - Chief Executive Officer/President

32.2--Certification - Chief Financial Officer

(b) --Reports on Form 8-K:

Form 8-K filed December 20, 2005 indicating that the Company is not in compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market as set forth in Marketplace Rule 4310(c)(4). Harvey received the delinquency letter from the NASDAQ staff as the Company's Common Stock closed below $1.00 per share for 30 consecutive business days.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Harvey Electronics, Inc.

                            By: /s/ Franklin C. Karp
                                ------------------------
                                Franklin C. Karp, Chief Executive Officer,
                                President and Director

Dated: January 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 27th day of January, 2006.


             Signature                     Title
             ---------                     -----


/s/ Franklin C. Karp                Chief Executive Officer
-----------------------------       President and Director
    Franklin C. Karp

/s/ Joseph J. Calabrese             Executive Vice President,
-----------------------------       Chief Financial Officer
    Joseph J. Calabrese             Treasurer, Secretary and
                                    Director

/s/ Michael E. Recca                Chairman and Director
-----------------------------
    Michael E. Recca

/s/ William F. Kenny, III           Director
-----------------------------
    William F. Kenny, III

/s/ Fredric J. Gruder               Director
-----------------------------
    Fredric J. Gruder

/s/ Nicholas A. Marshall            Director
-----------------------------
    Nicholas A. Marshall

/s/ Ira J. Lamel                    Director
-----------------------------
    Ira J. Lamel

Item 8. Financial Statements and Supplementary Data

                            Harvey Electronics, Inc.

               Index to Financial Statements and Supplemental Data


Report of Independent Registered Public Accounting Firm................    F-2

Balance Sheets--October 29, 2005 and October 30, 2004 .................    F-3

Statements of Operations--Fiscal years ended October 29, 2005,
October 30, 2004 and November 1, 2003..................................    F-4

Statements of Shareholders' Equity--Fiscal years ended October 29,
2005, October 30, 2004 and November 1, 2003............................    F-5

Statements of Cash Flows--Fiscal years ended October 29, 2005,
October 30, 2004 and November 1, 2003..................................    F-6

Notes to Financial Statements.........................................F-7-F-27

The following financial statement schedule of Harvey Electronics, Inc. is included as supplementary data:

Schedule II - Valuation and Qualifying Accounts........................   F-28

Report of Independent Registered Public Accounting Firm................   F-29

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
Harvey Electronics, Inc.
Lyndhurst, New Jersey

We have audited the accompanying balance sheets of Harvey Electronics, Inc. as of October 29, 2005 and October 30, 2004, and the related statements of operations, shareholders' equity and cash flows for the years ended October 29, 2005, October 30, 2004 and November 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvey Electronics, Inc. as of October 29, 2005 and October 30, 2004, and the results of its operations and its cash flows for the years ended October 29, 2005, October 30, 2004 and November 1, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/BDO Seidman, LLP
-------------------
BDO Seidman, LLP

Melville, New York

December 28, 2005

Part I Financial Information
Item I. Financial Statements

                            Harvey Electronics, Inc.
                                 Balance Sheets

                                                                                       October        October
                                                                                      29, 2005       30, 2004
                                                                                    -------------- --------------
Assets
Current assets:
   Cash and cash equivalents                                                              $16,400        $15,990
   Accounts receivable, less allowance of $20,000 and $20,000                             589,450        898,088
   Inventories                                                                          7,427,364      7,287,564
   Prepaid expenses and other current assets                                              284,151        189,669
   Deferred taxes                                                                         301,000        301,000
                                                                                    -------------- --------------
Total current assets                                                                    8,618,365      8,692,311
                                                                                    -------------- --------------
Property and equipment:
   Leasehold improvements                                                               4,556,945      3,459,826
   Furniture, fixtures and equipment                                                    2,887,233      2,355,549
   Internet website                                                                       461,870        456,870
                                                                                    -------------- --------------
                                                                                        7,906,048      6,272,245
   Less accumulated depreciation and amortization                                       4,655,147      3,960,341
                                                                                    -------------- --------------
                                                                                        3,250,901      2,311,904
Equipment under capital leases, less accumulated amortization
  of $397,821 and $384,706                                                                      -          6,272
Intangible asset-software, less accumulated amortization of $12,543                       137,234              -
Deferred taxes                                                                          1,049,000      1,049,000
Goodwill                                                                                  125,000        125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                                     283,440        283,440
Other assets, less accumulated amortization of $299,184 and $248,769                      415,166        330,736
                                                                                    -------------- --------------
Total assets                                                                          $13,879,106    $12,798,663
                                                                                    ============== ==============
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                                               $2,536,222     $2,066,014
  Customer deposits                                                                     1,696,807      1,955,440
  Accrued expenses and other current liabilities                                        1,314,912      1,425,988
  Income taxes payable                                                                     37,000         48,800
  Cumulative Preferred Stock dividends payable                                             17,404         23,432
  Current portion of long-term debt                                                        55,505              -
                                                                                    -------------- --------------
Total current liabilities                                                               5,657,850      5,519,674
                                                                                    -------------- --------------

Long-term liabilities:
  Revolving line of credit facility                                                     3,486,441      1,825,320
  Long-term debt                                                                           71,962              -
  Deferred rent                                                                           376,214        283,891
                                                                                    -------------- --------------
Total long-term liabilities                                                             3,934,617      2,109,211
                                                                                    -------------- --------------

Commitments and contingencies
Shareholders' equity:
   8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
authorized 10,000 shares; issued and outstanding 600 shares--2005, 827 shares--2004 (aggregate liquidation preference--$600,000--2005, $827,000--2004)

                                                                                          275,682        379,982
Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding; 3,508,584 shares--2005,  3,324,525 shares--2004                  35,086         33,245
  Additional paid-in capital--restated 2004                                             8,436,384      8,333,925
  Accumulated deficit--restated 2004                                                  (4,460,513)    (3,577,374)
                                                                                    -------------- --------------
Total shareholders' equity                                                              4,286,639      5,169,778
                                                                                    -------------- --------------
Total liabilities and shareholders' equity                                            $13,879,106    $12,798,663
                                                                                    ============== ==============
See accompanying summary of significant accounting policies and notes to financial statements.

                            Harvey Electronics, Inc.
                            Statements Of Operations

                                                                 Fifty-two          Fifty-two           Fifty-three
                                                                   Week               Weeks                Weeks
                                                                   Ended              Ended                Ended
                                                                October 29,        October 30,          November 1,
                                                                   2005                2004                 2003
                                                             ------------------ ------------------- ---------------------

Net sales                                                          $40,444,374         $43,145,073           $42,448,216
Other income                                                                 -              28,150                72,677
                                                             ------------------ ------------------- ---------------------
                                                                    40,444,374          43,173,223            42,520,893
                                                             ------------------ ------------------- ---------------------

Cost of sales                                                       23,588,853          25,393,702            25,140,486
Selling, general and administrative expenses                        17,453,670          16,968,504            16,555,451
Interest expense                                                       232,194             175,025               342,915
Provision for impairment of long-lived assets                                -             144,092                     -
                                                             ------------------ ------------------- ---------------------
                                                                    41,274,717          42,681,323            42,038,852
                                                             ------------------ ------------------- ---------------------

(Loss) income before income taxes (benefit)                          (830,343)             491,900               482,041
Income taxes (benefit)                                                       -           (782,000)               195,000
                                                             ------------------ ------------------- ---------------------
Net (loss) income                                                    (830,343)           1,273,900               287,041

Preferred Stock dividend requirement                                    52,796              70,295                70,295
                                                             ------------------ ------------------- ---------------------
Net (loss) income applicable to Common Stock                        ($883,139)          $1,203,605              $216,746
                                                             ================== =================== =====================

Net (loss) income per share applicable to common shareholders:

  Basic                                                                ($0.25)               $0.36                 $0.07
                                                             ================== =================== =====================
  Diluted                                                              ($0.25)               $0.32                 $0.07
                                                             ================== =================== =====================
Shares used in the calculation of net (loss) income
   per common share:
  Basic                                                              3,495,435           3,324,525             3,324,525
                                                            =================== =================== =====================
  Diluted                                                            3,495,435           4,033,492             3,866,415
                                                            =================== =================== =====================

See accompanying summary of significant accounting policies and notes to financial statements.

                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity


                                            Preferred Stock           Common Stock         Additional                      Total
                                         ----------------------  ------------------------   Paid-in      Accumulated  Shareholders'
                                          Shares      Amount       Shares         Amount    Capital         Deficit       Equity
                                         ---------- -----------  -------------- --------- ------------- ------------- -------------
Balance at October 26, 2002 (restated)         827    $379,982      3,324,525     $33,245   $8,312,526   ($4,997,725)  $3,728,028
  Net income for the year                        -           -              -           -            -        287,041     287,041
  Preferred Stock dividend                       -           -              -           -            -       (70,295)    (70,295)
                                         ---------- -----------  -------------- ---------- ------------- ------------- ------------
Balance at November 1, 2003 (restated)         827     379,982      3,324,525      33,245    8,312,526    (4,780,979)   3,944,774
  Net income for the year                        -           -              -           -            -      1,273,900   1,273,900
  Preferred Stock dividend                       -           -              -           -            -       (70,295)    (70,295)
  Return of a shareholder's profits from
     short-swing trades                          -           -              -           -       21,399              -      21,399
                                         ---------- -----------  -------------- ----------- ------------- ------------- -----------
Balance at October 30, 2004 (restated)         827     379,982      3,324,525      33,245     8,333,925    (3,577,374)   5,169,778
   Net loss for the year                         -           -              -           -             -      (830,343)   (830,343)
   Preferred Stock dividend                      -           -              -           -             -       (52,796)    (52,796)
   Conversion of Preferred Stock
     to Common Stock                         (227)   (104,300)        184,059       1,841       102,459              -           -
                                         ---------- ----------- --------------  ---------- ------------- -------------- -----------
Balance at October 29, 2005                    600    $275,682      3,508,584     $35,086    $8,436,384   ($4,460,513)  $4,286,639
                                         ========== =========== ==============  ========== ============= ============== ===========


See accompanying summary of significant accounting policies and notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows

                                                                 Fifty-two          Fifty-two        Fifty-three
                                                                   Weeks              Weeks            Weeks
                                                                   Ended              Ended            Ended
                                                                 October 29,        October 30,      November 1,
                                                                   2005               2004              2003
                                                               ---------------    ---------------   --------------
Operating activities
Net (loss) income                                                  ($830,343)        $1,273,900          $287,041
Adjustments to reconcile net (loss) income to net
cash provided
  by operating activities:
    Depreciation and amortization                                     739,407           683,420           795,388
    Provision for impairment of long-lived assets                           -           144,092                 -
    Income tax equivalent provision                                         -           135,000           195,000
    Reduction of reorganization value in excess of amounts
       allocable to identifiable assets                                     -           373,000                 -
    Straight-line impact of rent escalations                           92,323            41,154            87,122
    Deferred tax assets                                                     -       (1,350,000)                 -
    Miscellaneous                                                      46,629            11,741          (24,701)
    Changes in operating assets and liabilities:
      Accounts receivable                                             308,638         (146,795)         (116,630)
      Inventories                                                   (139,800)           129,414         (574,257)
      Prepaid expenses and other current assets                      (88,505)           (5,762)            42,439
      Trade accounts payable                                          470,208         (214,005)             5,186
      Customer deposits                                             (258,633)           262,177           209,026
      Accrued expenses, other current liabilities
        and income taxes                                            (128,853)            43,497            64,230
                                                             ----------------- ----------------- -----------------
Net cash provided by operating activities                             211,071         1,380,833           969,844
                                                             ----------------- ----------------- -----------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                    (1,459,044)         (331,056)         (454,554)
Intangible asset-software                                           (149,777)                 -
Internet website development                                          (5,000)                 -          (15,200)
Purchases of other assets                                           (170,727)           (3,949)          (13,475)
Reduction of security deposit                                          13,882          (28,955)                 -
                                                             ----------------- ----------------- -----------------
Net cash used in investing activities                             (1,770,666)         (363,960)         (483,229)
                                                             ----------------- ----------------- -----------------
Financing activities
Borrowings of revolving credit facility                            45,297,318        48,464,498        45,763,287
Payments of revolving credit facility                            (43,636,197)      (49,364,781)      (46,157,177)
Preferred Stock dividends paid                                       (58,824)          (70,295)          (70,295)
Principal payments on note payable                                   (42,292)                 -                 -
Principal payments on capital lease obligations                             -                 -          (22,420)
Proceeds from shareholder short-swing profits                               -            21,399                 -
Fees paid in connection with new credit facility                            -          (67,704)                 -
                                                             ----------------- ----------------- -----------------
Net cash provided by (used) in financing activities                 1,560,005       (1,016,883)         (486,605)
                                                             ----------------- ----------------- -----------------
Increase (decrease) in cash and cash equivalents                          410              (10)                10
Cash and cash equivalents at beginning of year                         15,990            16,000            15,990
                                                             ----------------- ----------------- -----------------
Cash and cash equivalents at end of year                              $16,400           $15,990           $16,000
                                                             ================= ================= =================
Supplemental cash flow information:
Interest paid                                                        $222,000          $210,000          $347,000
                                                             ================= ================= =================
Taxes paid                                                            $48,000          $137,000           $17,000
                                                             ================= ================= =================

See accompanying summary of significant accounting policies and notes to financial statements.

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company is a specialty retailer and custom installer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Operations of the Company consist solely of this single segment. The Company's fiscal year ends the Saturday closest to October 31. The fiscal year ended November 1, 2003 consisted of 53 weeks and the fiscal years ended October 29, 2005 and October 30, 2004 each consisted of 52 weeks.

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

Revenue Recognition

Net sales include the sale of goods to customers and custom installation revenue. Retail sales are recorded at the time of the sale to the customer. Custom installation revenue, which is comprised of both the sale of products and the labor in connection with the installation of the products, are recorded in accordance with the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The revenue related to the sale of the products is recognized when the product is delivered to the customers. The revenue related to the labor in connection with the installation of the products, is recorded when the service has been substantially completed. If the custom installation project requires a pre-wire phase, this phase will be considered a separate and distinct stage of work. The customer agrees to take title of wire and any in-wall speakers when delivered to the site as they have fair value. The customer agrees that these amounts paid in advance for wire or in-wall speakers delivered to the site are non-refundable and as a result, these amounts are recognized as revenue when delivered. Labor on the pre-wire phase is recognized as revenue when the pre-wire installation is substantially completed. Revenues relating to these elements are recorded based on their fair values in the market.

In addition, the Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. The net amount earned on these sales, which is not significant, is recorded in net sales, in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."

Long-Lived Assets

Property and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets. Depreciable lives are as follows; leasehold improvement, 3-10 years, machinery and equipment, 3-7 years, furniture and fixtures, 5-7 years, signs, 3-7 years, trucks, 3-7 years and software, 3-5 years. Amortization of improvements to leased properties is based upon the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. The Company evaluates the periods of amortization continually in determining whether events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the number of remaining periods in the revised lives.

When conditions indicate a need to evaluate recoverability, SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that the Company (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In the fourth quarter of fiscal 2004, the Company recorded a provision for impairment of long-lived assets aggregating $144,000, relating to the planned relocation of a retail store, (See Note 8).

Store Opening Costs

Costs of a non-capital nature incurred prior to store openings are expensed as incurred. The Company capitalized interest and rent, aggregating $12,000 and $53,000, respectively, relating to the construction of the new Bridgewater, New Jersey retail store, in fiscal 2005. There were no store openings in fiscal 2004 and 2003.

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

For the purpose of determining the disclosures required by SFAS No. 123, the fair value of the options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal year 2002: risk-free interest rate ranging from 4.44%-5.02%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of 1.00; and a weighted-average expected life of the options of 5 years.

There were no stock option grants during the fiscal years 2005, 2004 and 2003 under the provisions of SFAS No. 123, as a result, there would be no impact on the Company's net income (loss) and earnings (loss) per share.

Inventories

Inventories, consisting of finished goods, are stated at the lower of cost (average-cost method, which approximates the first-in, first-out method) or market value.

Internet Website

The Company follows the provisions of EITF 00-2, "Accounting for Website Development Costs," which provides guidance on how an entity should account for website development costs. In accordance with EITF 00-2, costs incurred in the website application and infrastructure development stage relating to the acquisition or development of software or the development of graphics for internal use, should be accounted for under the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and capitalized. In accordance with SOP 98-1, the Company capitalized approximately $5,000 and $-0- for fiscal years 2005 and 2004, respectively, relating to the development of its website. These costs are being amortized on a straight-line basis over a period of one to three years.

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

Net (Loss) Income Per Share

Basic and diluted net (loss) earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic net (loss) earnings per share excludes the dilutive effects of options and convertible preferred stock. Diluted net (loss) earnings per share includes only the dilutive effects of common stock equivalents such as stock options and convertible preferred stock.

The following table sets forth the computation of basic and diluted net (loss) earnings per share for the years presented pursuant to SFAS No. 128.

                                                    2005             2004              2003
                                                    ----             ----              ----
Numerator:
Net (loss) income                                 $(830,343)      $1,273,900         $287,041
Dividends on convertible preferred stock
                                                    (52,796)         (70,295)         (70,295)
                                                    --------         --------         --------
Numerator for basic earnings per share
   - net (loss) income attributable to
   common stockholders                            $(883,139)      $1,203,605         $216,746
Effect of dilutive securities:
    Dividends on convertible preferred
   stock                                                  -           70,295           70,295
Numerator for diluted earnings per               ------------    -------------    -------------
   share - net (loss) income available
   to common stockholders after
     assumed conversion                           $(883,139)      $1,273,900         $287,041
Denominator:
Denominator for basic earnings per
   share - weighted average shares
   outstanding during the period                                   3,324,525        3,324,525
                                                  3,495,435
Effect of dilutive securities:
   Stock options                                          -           38,408           38,971
   Convertible preferred stock                            -          670,559          502,919
Denominator for diluted earnings per           ------------    -------------    --------------
   share - adjusted weighted average
   shares and assumed conversions                 3,495,435        4,033,492        3,866,415
                                                  =========        =========        =========
Basic net (loss) income per share                    $(.25)             $.36             $.07
                                                     ======             ====             ====
Diluted net (loss) income  per share                 $(.25)             $.32             $.07
                                                     ======             ====             ====

The conversion price of the Company's preferred stock is $1.2333 (see note 4). Convertible preferred stock and common stock equivalents were not included in the diluted earnings per share calculation for the fiscal 2005, as they were anti-dilutive.

Options and warrants aggregating 347,199, 674,828 and 931,637, were excluded from the computation for fiscal years 2005, 2004 and 2003, respectively, as their effect would have been antidilutive.

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

Components  of Selling,  General and  Administrative  Expenses and Cost of Goods
Sold

Major components of selling general and administrative expenses include payroll related expenses, net advertising expense, occupancy costs, professional fees, truck expenses, warehouse costs, distribution costs, insurance expense, depreciation expense and credit card fees. Cost of goods sold includes inventory shrink, purchase discounts from its vendors and freight costs. The Company's computation of cost of goods sold and gross profit may not be comparable to other reporting electronics retailers as other entities may include the costs relating to warehousing and distribution networks.

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

The  following  represents  the  gross  amounts  of  advertising   expenditures,
cooperative advertising reimbursements and net advertising expense for the periods reported:

                                     Fiscal 2005    Fiscal 2004    Fiscal 2003
                                     -----------    -----------    -----------
   Gross advertising expenditures     $2,700,000     $2,700,000     $2,540,000

   Cooperative advertising
     reimbursements                   1,975,000      2,230,000       2,174,000
                                      ---------      ---------      ----------

   Net advertising expense            $  725,000     $  470,000     $ 366,000
                                      ==========     ==========     =========

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

The reorganization value of the Company was determined based on the consideration received from Harvey Acquisition Company LLC (HAC) to obtain its principal ownership in the Company. A carrying value of $318,000 was assigned to the Preferred Stock (see Note 4). Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity Capital Partners, L.P., a pre-reorganization subordinated secured debtholder, as authorized by the Court, for an approved finder's fee. The excess of the reorganization value over the fair value of net assets and liabilities ($283,000 at October 29, 2005 and October 30, 2004 respectively) is reported as "Reorganization value in excess of amounts allocable to identifiable assets".

The Company follows the provisions of Financial Accounting Standards Board Statements of Financial Accounting Standards ("SFAS") SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under these standards, both goodwill and the Company's other intangible asset, reorganization value in excess of amounts allocable to identifiable assets which are deemed to have indefinite lives are subject to annual impairment tests in accordance with SFAS 142. Other intangible assets continue to be amortized over their estimated useful lives.

In the second quarter of fiscal 2005 and 2004, the Company engaged a qualified independent firm, to perform a valuation of the Company and to prepare the necessary goodwill impairment analysis. After completion, this independent firm found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset is tested annually to identify if impairment has occurred.

Reclassification

Certain items in the audited balance sheet as of October 30, 2004, as well as the Statements of Shareholders' Equity effective October 26, 2002, have been adjusted and restated. See Note 4 for additional information. Additionally, certain items in the audited Statement of Operations for fiscal 2004 have been reclassified to conform to the 2005 presentation.

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

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the annual reporting period that begins after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. This pronouncement was adopted in the fourth quarter of fiscal year 2005 and had no impact on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 were adopted in the fourth quarter of fiscal 2005. This statement has not had a material impact on the Company's financial position or results of operations.

In May 2005, the FASB issued Statements of Financial Accounting Standards No. 154, Accounting changes and Error Corrections - a replacement of APB Opinion 20 and FASB Statement 3, or SFAS 154. SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company's operations.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 ("SAB 107"), "Share-Based Payment," providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, and the disclosures in management's Discussion and Analysis of Financial condition and Results of Operations subsequent to the adoption. The Company will provide SAB 107 required disclosures upon adoption of SFAS 123R. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in the first fiscal quarter of 2006.

On October 6, 2006, the FASB issued FASB Staff Position (FSP) FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. ("FSP 13-1"). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period after December 15, 2005. In fiscal 2005, the Company had capitalized rental costs incurred during the construction period of its new store in Bridgewater, New Jersey. The adoption of this guidance could impact the Company's future financial statements if the Company opens additional retail facilities.

2. Revolving Line of Credit Facility

In November 2003, the Company entered into a five-year $7.5 million credit facility with Webster Business Credit Corporation ("Webster"), a subsidiary of Connecticut based Webster Bank. This credit facility replaced the line of credit facility with Wells Fargo Retail Finance ("Wells Fargo"). Under the credit facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible credit card receivables and inventory, less certain reserves, as defined. The Webster credit facility expires November 21, 2008.

The interest rate on all borrowings under the new credit facility is 0.25% over Webster Bank's prime rate (7.0% at October 29, 2005) or LIBOR plus 2.75%, at the Company's option. The Company paid Webster a $25,000 commitment fee, in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company will also pay Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company paid all outstanding amounts due to Wells Fargo, aggregating $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

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

Pursuant to the new credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain monthly and quarterly levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Additionally, the Company's annual capital expenditures cannot exceed a predetermined amount. On September 13, 2005, the Company entered into a First Amendment and Waiver Agreement ("First Amendment") with Webster. The First Amendment waived any third quarter covenant defaults and modified the EBITDA and capital expenditures covenants for the fourth quarter of fiscal 2005. On January 20, 2006, the Company entered into a Second Amendment ("Second Amendment") with Webster. The Second Amendment modified the EBITDA and capital expenditures covenants for fiscal 2006. As of October 29, 2005, the Company was in compliance with all covenants.

As the new credit facility expires in three years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at October 29, 2005 ($3,486,000) and October 30, 2004 ($1,825,000), under the new credit facility as a long-term liability.

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

Common equivalent shares relating to stock options aggregating 38,408 and 38,971 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for fiscal years 2004 and 2003. Common equivalent shares were not included for fiscal 2005 as they were antidilutive.

In fiscal 2005, 2004 and 2003, no stock options were granted.

The following table summarizes activity in stock options during fiscal 2005, 2004 and 2003:


                                                               Shares Under Option           Weighted-
                                              Shares      --------------------------------   Average
                                          Available for     Option Price      Number of       Exercise
                                             Granting        per Share         Shares          Price
                                          --------------- ----------------- -------------- ---------------

   Balance at October 26, 2002                10,900                            989,100        $1.416
   2003 Stock option grants                        -               -                 -              -
      Granted                                      -               -                 -              -
      Forfeited                                    -               -                 -              -
                                         ---------------                   --------------
   Balance at November 1, 2003                10,900                           989,100         $1.416
   2004 Stock Option Grants                        -               -                 -              -
      Granted                                      -               -                 -              -
      Forfeited                                    -               -                 -              -
                                          ---------------                   --------------
   Balance at October 30, 2004                10,900                           989,100         $1.416

   2005 Stock Option Grants                        -               -                 -              -
      Granted                                      -               -                 -              -
      Forfeited                                    -               -                 -              -
                                          ---------------                   --------------
   Balance at October 29, 2005                10,900                           989,100         $1.416
                                              ======                           =======

At October 29, 2005, October 30, 2004 and November 1, 2003, all outstanding options are exercisable.


Exercise prices for options outstanding as of October 29, 2005, are as follows:

                                                                       Weighted-
                                                                      Average
                      Number of Options      Options                  Remaining
       Range of       Outstanding at           Exercisable at      Contractual Life
    Exercise Price       Year End              End of Year            in Years
-------------------  ------------------- --------------------   --------------------

       $ .8125            90,000                 90,000                    6
       $ .8937            12,500                 12,500                    6
       $ .9375            90,000                 90,000                    6
       $1.00              62,625                 62,625                    3
       $1.0313            25,000                 25,000                    6
       $1.15              90,000                 90,000                    7
       $1.265             25,000                 25,000                    2
       $1.35              90,000                 90,000                    7
       $1.375             45,000                 45,000                    6
       $1.50             222,500                222,500                    4
       $1.75             102,500                102,500                    5
       $1.86              57,500                 57,500                    5
       $1.925             12,500                 12,500                    5
       $2.00               4,975                  4,975                    2
       $3.00              59,000                 59,000                    2
                   --------------------- ----------------------
                          989,100                989,100                   5
                   ===================== ======================

At October 29, 2005 and October 30, 2004, the Company has reserved shares of Common Stock for issuance under Common Stock options, warrants and preferred stock of approximately 1,004,000, for both years.

4. 8.5% Cumulative Convertible Preferred Stock

The Company's Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors, in whole or in part, at face value plus any accrued dividends. The carrying value of the Preferred Stock is $275,682 and $379,982 at October 29, 2005 and October 30, 2004, respectively.

In the event of liquidation of the Company, the holders of the Preferred Stock shall receive preferential rights and shall be entitled to receive an aggregate liquidation preference of $600,000 plus any outstanding dividends, prior to any distributions to common shareholders. The holders of the Preferred Stock shall receive a semiannual 8.5% cumulative dividend ($85 per share or $51,000 annually), payable on the last business day in June and December.

875 shares of 8.5% convertible preferred stock were originally issued in conjunction with the Company's reorganization, effective October 26, 1996. As specified in the Company's By-laws, the preferred stock has a conversion feature.

Prior to January 1, 2001, 50% of the preferred stock was convertible at a price of $6.00 per share and 50% of the preferred stock was convertible at $7.50 per share. Commencing January 1, 2001, each share of preferred stock became convertible into shares of common stock at a conversion price equal to the average of the closing bid price of one share of common stock over the 45 trading days preceding January 1, 2001, if traded on the NASDAQ Capital Market. This new conversion price was set at $1.2333 on January 1, 2001.

Pursuant to the SEC's comment letter received by the Company in fiscal 2005, it was identified that when the Preferred Stock was issued in October 1996, the conversion reset provision at January 1, 2001 represented a contingent event. In accordance with EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has determined that a beneficial conversion feature existed at the issuance date. In accordance with EITF No. 00-27, the Company recalculated the intrinsic value of the conversion feature, which was reset on January 1, 2001, and has determined that retained earnings should have been reduced by $711,000, while additional paid-in capital should have been increased by the same amount in fiscal 2001. This adjustment ultimately had no effect on shareholders' equity or earnings. In fiscal 2001, the $711,000 would have been recorded as a dividend to the preferred shareholders and would have impacted the loss per share applicable to common shareholders. In fiscal 2001, the Company reported a loss and, as a result, the loss per share applicable to common shareholders would have been increased to $.62 per share from $.40 per share. As this adjustment only impacted certain components of shareholders' equity, having no effect on total equity and no effect on earnings, the Company corrected the equity accounts in the second quarter of fiscal 2005, and in addition restated the balance sheet as of October 30, 2004 and the Statements of Shareholders' Equity, effective October 26, 2002, for comparative purposes.

Cumulative Preferred Stock dividends payable of $17,000 and $23,000 are outstanding and classified as a current liability at October 29, 2005 and October 30, 2004, respectively. Dividends aggregating $53,000, $70,000 and $70,000 were recorded as a charge to accumulated deficit in fiscal years 2005, 2004 and 2003, respectively.

5. Income Taxes (Benefit)

Fresh Start Accounting requires the Company to report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. The current and future year benefit related to the carryforward is not reflected in net income, but instead is recorded as an adjustment to reorganization value in excess of amounts allocable to identifiable assets. During the year ended October 29, 2005, October 30, 2004 and November 1, 2003, the Company recorded an income tax equivalent provision of $ - 0 -, $135,000 and $195,000, respectively, and reduced Reorganization Value in Excess of Amounts Allowable to Identifiable Assets by the same amount. The income tax equivalent provisions did not materially affect the Company's tax liability.

In the fourth quarter of fiscal 2004, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based on the Company's earnings history and projected future taxable income, the Company determined that it is more likely than not that a portion of its deferred tax assets would be realized. Accordingly, the Company removed $1,518,000 of the valuation allowance from its deferred tax assets. In conjunction therewith, the Company also recognized an income tax benefit of approximately $977,000 and a reduction of reorganization value of approximately $373,000. At October 29, 2005, Management of the Company determined that the valuation allowance would be increased by $338,000 due to the current year loss and the revised projected future taxable income.

The provision for income taxes (benefits) for the years ended October 29, 2005, October 30, 2004 and November 1, 2003 consists of the following:

                              October 29, 2005     October 30, 2004     November 1, 2003
                              ----------------     ----------------     ----------------
Current:
Federal                               $ -                $ 25,000               $ -
State                                   -                  35,000                 -
Equivalent tax expense                  -                 135,000              195,000
                             -------------------- -------------------- ---------------------
                                        -                 195,000              195,000
Deferred (benefit)                      -                (977,000)                -
                             -------------------- -------------------- ---------------------
                                      $ -               ($782,000)            $195,000
                             ==================== ==================== =====================

The effective income tax rate differed from the Federal statutory rate as follows:

                                                  Year Ended                  Year Ended                 Year Ended
                                                October 29, 2005           October 30, 2004           November 1, 2003
                                        ------------- ------------- -------------- ------------- ------------- -------------
                                           Amount          %           Amount           %           Amount          %
                                        ------------- ------------- -------------- ------------- ------------- -------------

Federal income tax provision
   (benefit) at statutory rate          $(282,000)       34.0%       $  167,000      34.0%         $164,000      34.0%
State income taxes, net of Federal
   benefit                                (45,000)        5.4            52,000      10.6%           33,000       6.8
Valuation allowance                       338,000       (40.7)         (977,000)   (198.6%)            -           -
Other, net                                (11,000)        1.3           (24,000)     (4.9%)           9,000       1.9
Benefit from post reorganization
   temporary differences on tax
   equivalent provision                      -             -               -           -            (11,000)     (2.3)
                                        ------------- ------------- -------------- ------------- ------------- -------------
                                            $-             -        ($  782,000)   (158.9%)        $195,000      40.4%
                                        ============= ============= ============== ============= ============= =============

The Company has deferred tax assets and deferred tax liabilities as presented in the table below. The net deferred tax assets are subject to a valuation allowance, which was approximately $812,000 and $474,000, at October 29, 2005 and October 30, 2004, respectively.

Deferred tax assets and liabilities as of October 29, 2005 and October 30, 2004 consisted of the following:

                                                          October 29,     October 30,
                                                            2005            2004
                                                        -------------   ---------------

Pre-reorganization net operating loss carryforwards         $495,000         $495,000
Pre-reorganization deductible temporary differences           47,000           47,000
Pre-reorganization tax credits                                53,000           53,000
Post-reorganization net operating loss carryforwards         864,000          393,000
Deferred rent                                                131,000           95,000
Expenses not currently deductible                             10,000           69,000
Inventories                                                   84,000           90,000
Depreciable assets                                           462,000          564,000
Tax credits                                                   37,000           37,000
                                                        -------------   ---------------
Total deferred tax assets                                  2,183,000        1,843,000
                                                        -------------   ---------------

Website development costs                                     (2,000)          (4,000)
Intangible assets                                            (19,000)         (15,000)
                                                        -------------   ---------------
Total deferred tax liabilities                               (21,000)         (19,000)
                                                        -------------   ---------------

Net                                                        2,162,000        1,824,000

Valuation allowance                                         (812,000)        (474,000)
                                                         ------------   -------------
Total                                                     $1,350,000       $1,350,000
                                                         ===========    =============

At October 29, 2005, the Company has available net operating loss carryforwards of approximately $3,400,000 which expire in various years through fiscal 2024. Of this amount, approximately $1,200,000 relates to pre-reorganization net operating loss carryforwards. Under section 382 of the IRS code, it is estimated that these pre-reorganization net operating loss carryforwards and other pre-reorganization tax attributes will be limited to approximately $150,000 per year.

6. Pension and Profit Sharing Plan

The Company maintains the Harvey Electronics, Inc. Savings and Investment Plan (the "Plan") which includes profit sharing, defined contribution and 401(k) provisions and is available to all eligible employees of the Company. There were no employer contributions to the Plan for fiscal 2005, 2004 and 2003.


7. Commitments and Contingencies

Commitments

The Company leases stores and warehouse facilities under operating leases, which provide, in certain cases, for payment of additional rentals based on a percentage of sales over a fixed amount. Future minimum rental commitments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one-year or more consisted of the following at October 29, 2005:

                                                         Operating
                                                          Leases
                                                      --------------

        Fiscal 2006                                   $     2,519,000
        Fiscal 2007                                         2,051,000
        Fiscal 2008                                         1,965,000
        Fiscal 2009                                         1,747,000
        Fiscal 2010                                         1,587,000
        Thereafter                                          7,066,000
                                                      ---------------
        Total minimum lease payments                  $    16,935,000
                                                      ===============


Total rental expense for operating leases was approximately $3,163,000, $3,097,000 and $3,022,000 for fiscal years 2005, 2004 and 2003, respectively.
Certain leases provide for the payment of insurance, maintenance charges, electric and taxes and contain renewal options.

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


8. Other Information

Accrued Expenses and Other Current Liabilities

                                        October 29,         October 30,
                                           2005                2004
                                     ----------------   ------------------

Payroll and payroll related items           $370,000             $394,000
Accrued professional fees                    215,000              139,000
Sales taxes                                  147,000              165,000
Accrued occupancy                            209,000              249,000
Accrued bonuses                              174,000              248,000
Accrued Unclaimed Property                    84,000              132,000
Other                                        116,000               99,000
                                     ----------------   ------------------
                                          $1,315,000           $1,426,000
                                     ================   =================

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

Union Contract

The Company is party to a collective bargaining agreement with a union which covers certain sales, warehouse and installation employees. This agreement expires on August 1, 2008.

State Tax Examinations

In November 2004, the Company received notification from the State of New Jersey, stating that the Company's income tax and sales and use tax returns would be subject to audit. Additionally, in fiscal 2004, the Company received notification from the State of Connecticut stating that the Company's sales and use tax returns would be subject to audit. Both audits were completed in fiscal 2005, at a cost aggregating $46,000.


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

A Director of the Company who resigned effective July 31, 2005, is also a Senior Partner in a law firm providing the Company with legal services. At October 29, 2005 and October 30, 2004, the Company had $40,000 and $39,000, respectively, payable to this law firm. The Company paid legal fees to this law firm of approximately $41,000, $103,000 and $95,000in fiscal years 2005, 2004 and 2003, respectively.

9. Retail Store Expansion

In fiscal year 2004, the Company entered into a ten-year lease for a new Harvey showroom in Bridgewater, New Jersey. This 4500 square foot retail store opened in late June 2005. Pre-opening expenses and operating losses are included in results from operations for fiscal 2005.

10. Quarterly Financial Data (Unaudited)

                                                                   Net (Loss) Income
                                                                     Applicable to
2005                     Net Sales            Gross Profit           Common Stock              Basic EPS         Diluted EPS
------------------ ---------------------- ---------------------- ---------------------- ------------------ ------------------
First quarter           $12,085,014            $5,097,150              $259,791               $.08               $.07
Second quarter            9,727,880             4,045,054              (197,714)              (.06)              (.06)
Third quarter             9,019,892             3,737,742              (647,615)              (.19)              (.18)
Fourth quarter            9,611,588             3,975,575              (297,601)              (.08)              (.08)
2004
------------------ ---------------------- ---------------------- ---------------------- ------------------ ------------------
First quarter           $12,395,892            $4,995,398              $332,714              $0.10              $0.08
Second quarter           10,346,078             4,368,046                67,516               0.02               0.02
Third quarter            10,042,783             4,153,900                72,706               0.02               0.02
Fourth quarter           10,360,320             4,234,027               730,669(1)            0.22               0.18

(1)See Note 8 relating to fourth quarter adjustments.

                 Schedule II - Valuation and Qualifying Accounts

                            Harvey Electronics, Inc.

------------------------------------------ -------------- ------------------ ------------------- ----------------- ---------------
COL. A                                     COL. B         COL. C                                 COL. D            COL. E
------------------------------------------ -------------- ------------------ ------------------- ----------------- ---------------
Description                                Balance at     Additions           Charged to         Other changes -
                                           beginning of   charged to costs    other accounts -   add (deduct) -     Balance at end
                                           period         and expenses        describe           describe           of period
------------------------------------------ -------------- ------------------ ------------------- ----------------- ---------------
Fiscal year ended October 29, 2005
Reserves and allowances
    deducted from asset accounts:
       Allowance for doubtful accounts     $20,000         $4,422                                  $(4,422) (1)       $20,000

Fiscal year ended October 30, 2004
Reserves and allowances
    deducted from asset accounts:
       Allowance for doubtful accounts     $20,000         $27,640                                 $(27,640) (1)      $20,000

Fiscal year ended November 1, 2003
Reserves and allowances
    deducted from asset accounts:
       Allowance for doubtful accounts     $20,000         $18,646                                 $(18,646) (1)      $20,000


(1) Uncollectible accounts written off, net of recoveries.

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
Harvey Electronics, Inc.
Lyndhurst, New Jersey

The audits referred to in our report dated December 28, 2005 relating to the financial statements of Harvey Electronics, Inc., which is included in Item 8 of this Form 10-K, included the audit of the financial statement Schedule II - Valuation and Qualifying Accounts for the three year period ended October 29, 2005. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP

BDO Seidman, LLP
Melville, New York
December 28, 2005