Form 10-Q
period 2006-01-28
HARVEY ELECTRONICS INC
filed 2006-03-14
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 28, 2006

[ ]     TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                      to
                                       --------------------    ----------------

                          Commission File Number 1-4626

                            Harvey Electronics, Inc.
      (Exact name of small business registrant as specified in its charter)

               New York                                13-1534671
   (State of other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                 205 Chubb Avenue, Lyndhurst, New Jersey, 07071_
              (Address of principal executive offices and zip code)

                                  201-842-0078
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    [   ]  Yes           [X]  No

As of March 14, 2006, 3,508,584 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX

PART I.  Financial Information

Item 1.  Financial Statements:                                        Page No.

         Statements of Operations (Unaudited) -Thirteen Weeks Ended
          January 28, 2006 and January 29, 2005...........................3

         Balance Sheets - January 28, 2006 (Unaudited) and
          October 29, 2005................................................4

         Statement of Shareholders' Equity (Unaudited) - Thirteen
          Weeks Ended January 28, 2006....................................5

         Statements of Cash Flows (Unaudited) - Thirteen Weeks
          Ended January 28, 2006 and January 29, 2005 ....................6

         Notes to Financial Statements (Unaudited) .......................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................12

Item 4.  Disclosure Controls and Procedures .............................20

PART II. Other Information

Item 1.  Legal Matters ..................................................21

Item 6.  Exhibits .......................................................23

Signatures ..............................................................24

Exhibit Number 31.1 .....................................................25
Exhibit Number 31.2 .....................................................27
Exhibit Number 32.1 .....................................................29
Exhibit Number 32.2 .....................................................30

                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)

                                                       Thirteen Weeks       Thirteen Weeks
                                                           Ended                 Ended
                                                        January 28,           January 29,
                                                            2006                 2005
                                                    --------------------- --------------------

Net sales                                                    $11,385,253          $12,085,014
                                                    --------------------- --------------------
                                                              11,385,253           12,085,014
                                                    --------------------- --------------------

Cost of sales                                                  6,833,906            6,987,864
Selling, general and administrative expenses                   4,403,576            4,597,963
Interest expense                                                  77,483               45,243
                                                    --------------------- --------------------
                                                              11,314,965           11,631,070
                                                    --------------------- --------------------
Income before income taxes                                        70,288              453,944
Income taxes                                                      25,000              180,000
                                                    --------------------- --------------------
Net income                                                        45,288              273,944

Preferred Stock dividend requirement                              12,331               12,750
                                                    --------------------- --------------------
Net income applicable to Common Stock                            $32,957             $261,194
                                                    ===================== ====================

Net income per share applicable to
  common shareholders:
  Basic                                                            $0.01                $0.08
                                                    ===================== ====================
  Diluted                                                          $0.01                $0.06
                                                    ====================  ====================

Shares used in the calculation of net
  income per common share:
  Basic                                                        3,508,584            3,455,987
                                                    ===================== ====================
  Diluted                                                      3,508,904            4,212,978
                                                    ===================== ====================
See accompanying notes to financial statements.


                            Harvey Electronics, Inc.
                                 Balance Sheets

                                                                           January 28,        October
                                                                               2006          29, 2005
                                                                         ----------------- --------------
Assets
Current assets:
   Cash and cash equivalents                                                      $17,900        $16,400
   Accounts receivable, less allowance of $20,000 and $20,000                     756,875        589,450
   Inventories                                                                  7,242,122      7,427,364
   Prepaid expenses and other current assets                                      512,514        284,151
   Deferred taxes                                                                 301,000        301,000
                                                                         ----------------- --------------
Total current assets                                                            8,830,411      8,618,365
                                                                         ----------------- --------------
Property and equipment:
   Leasehold improvements                                                       4,580,088      4,556,945
   Furniture, fixtures and equipment                                            2,915,657      2,887,233
   Internet website                                                               461,870        461,870
                                                                         ----------------- --------------
                                                                                7,957,615      7,906,048
   Less accumulated depreciation and amortization                               4,821,222      4,655,147
                                                                         ----------------- --------------
                                                                                3,136,393      3,250,901

Intangible asset-software, less accumulated amortization
  of $20,605 and $12,543                                                          163,527        137,234
Deferred taxes                                                                  1,024,000      1,049,000
Goodwill                                                                          125,000        125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                             283,440        283,440
Other assets, less accumulated amortization of
  $305,106 and $299,184                                                           532,477        415,166
                                                                         ----------------- --------------
Total assets                                                                  $14,095,248    $13,879,106
                                                                         ================= ==============
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                                       $2,685,118     $2,536,222
  Customer deposits                                                             2,301,685      1,696,807
  Accrued expenses and other current liabilities                                1,918,337      1,314,912
  Income taxes payable                                                             35,662         37,000
  Cumulative Preferred Stock dividends payable                                      4,445         17,404
  Current portion of long-term debt                                                57,511         55,505
                                                                         ----------------- --------------
Total current liabilities                                                       7,002,758      5,657,850
                                                                         ----------------- --------------
Long-term liabilities:
  Revolving line of credit facility                                             2,327,070      3,486,441
  Long-term debt                                                                   56,418         71,962
  Deferred rent                                                                   389,406        376,214
                                                                         ----------------- --------------
Total long-term liabilities                                                     2,772,894      3,934,617
                                                                         ----------------- --------------
Commitments and contingencies
Shareholders' equity:
  8-1/2% Cumulative Convertible Preferred Stock, par value
  $1,000 per share; authorized 10,000 shares; issued and
  outstanding 600 shares (aggregate liquidation
  preference--$600,000)

                                                                                  275,682        275,682
Common Stock, par value $.01 per share; authorized
  10,000,000 shares; issued and outstanding; 3,508,584 shares                      35,086         35,086
  Additional paid-in capital                                                    8,436,384      8,436,384
  Accumulated deficit                                                         (4,427,556)    (4,460,513)
                                                                         ----------------- --------------
Total shareholders' equity                                                      4,319,596      4,286,639
                                                                         ----------------- --------------
Total liabilities and shareholders' equity                                    $14,095,248    $13,879,106
                                                                         ================= ==============
See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                     Preferred Stock            Common Stock         Additional                         Total
                                ------------------------- ------------------------    Paid-in        Accumulated    Shareholders'
                                 Shares       Amount         Shares       Amount      Capital         Deficit         Equity
                                --------- --------------- ----------- ------------  -------------   -------------   -------------
Balance at October 29, 2005          600        $ 275,682   3,508,584  $   35,086    $ 8,436,384     $(4,460,513)   $  4,286,639
  Net income for the period            -                -           -           -              -           45,288         45,288
  Preferred Stock dividend             -                -           -           -              -         (12,331)       (12,331)


                                --------- --------------- ----------- ------------   ------------    ------------   -------------
Balance at January 28, 2006          600        $ 275,682   3,508,584  $   35,086    $ 8,436,384     $(4,427,556)   $  4,319,596
                                ========= =============== =========== ============   ============    =============  =============



See accompanying notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows

                                                               Thirteen Weeks     Thirteen Weeks
                                                                   Ended              Ended
                                                                January 28,        January 29,
                                                                    2006              2005
                                                             -----------------   ----------------
Operating activities
Net income                                                           $45,288        $273,944
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                    180,060         158,493
    Income tax equivalent provision                                   25,000         180,000
    Straight-line impact of rent escalations                          13,192          13,163
    Miscellaneous                                                   (12,559)           2,658
    Changes in operating assets and liabilities:
      Accounts receivable                                          (167,425)         152,881
      Inventories                                                    185,242       (198,382)
      Prepaid expenses and other current assets                      166,460        (75,730)
      Trade accounts payable                                         148,896          33,088
      Customer deposits                                              604,878       (269,907)
      Accrued expenses, other current liabilities
        and income taxes                                             207,264          15,999
                                                          ------------------- ---------------
Net cash provided by operating activities                          1,396,296         286,207
                                                          ------------------- ---------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                      (51,567)       (209,115)
Purchases of intangible assets-software                             (34,355)               -
Purchases of other assets                                          (110,019)               -
Security deposits-net                                                  (656)               -
                                                          ------------------- ---------------
Net cash used in investing activities                              (196,597)       (209,115)
                                                          ------------------- ---------------
Financing activities
Borrowings of revolving credit facility                           11,617,273      12,734,241
Payments of revolving credit facility                           (12,776,644)    (12,769,842)
Preferred Stock dividends paid                                      (25,290)        (33,534)
Principal payments on note payable                                  (13,538)         (6,957)
                                                          ------------------- ---------------
Net cash used in financing activities                            (1,198,199)        (76,092)
                                                          ------------------- ---------------
Increase in cash and cash equivalents                                  1,500           1,000
Cash and cash equivalents at beginning of period                      16,400          15,990
                                                          ------------------- ---------------
Cash and cash equivalents at end of period                           $17,900         $16,990
                                                          =================== ===============
Supplemental cash flow information:
Interest paid                                                        $78,000         $40,000
                                                          =================== ===============
Taxes paid                                                            $1,000         $40,000
                                                          =================== ===============
See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

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

Operating results for the thirteen week period ended January 28, 2006 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending October 28, 2006. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by the holiday shopping season. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 29, 2005.

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

Additionally, certain items in the Unaudited Statement of Operations for the thirteen weeks ended January 29, 2005 have been reclassified to conform to the 2006 presentation.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)


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

In addition, the Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. The net amount earned on these sales is recorded in net sales, in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."

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

The interest rate on all borrowings under the credit facility is either 0.25% over Webster Bank's prime rate (7.25% at January 28, 2006) or LIBOR plus 2.75%, at the Company's option. The Company paid Webster a $25,000 commitment fee in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company pays Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility. Simultaneously, with the closing of the Webster credit facility, the Company paid all outstanding amounts due to Wells Fargo, aggregating $2,504,000, and Wells Fargo's senior security interest in the Company's assets was terminated.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

2. Revolving Line of Credit Facility (Continued)

Pursuant to the new credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain monthly and quarterly levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Additionally, the Company's annual capital expenditures cannot exceed a predetermined amount. In September 2005, the Company entered into a First Amendment and Waiver Agreement ("First Amendment") with Webster. The First Amendment waived any covenant defaults existing at the end of the third quarter of fiscal 2005 and modified the EBITDA and capital expenditures covenants for the fourth quarter of fiscal 2005. On January 20, 2006, the Company entered into a Second Amendment ("Second Amendment") with Webster. The Second Amendment modified the EBITDA and capital expenditures covenants for the first quarter of fiscal 2006. In February 2006, the Company entered into a Third Amendment with Webster, which further modified the EBITDA covenant, effective at the beginning of the Company's second quarter. As of January 28, 2006, the Company was in compliance with all covenants.

As the credit facility expires in three years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at January 28, 2006 ($2,327,000) and October 29, 2005 ($3,486,000), under the credit facility as a long-term liability.


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

The  following  represents  the  gross  amounts  of  advertising   expenditures,
cooperative advertising reimbursements and net advertising expense for the periods reported:

                                                 Thirteen Weeks Ended
                                          January 28, 2006     January 29, 2005
                                          ----------------     ----------------
      Gross advertising expenditures         $730,000               $965,000

      Cooperative advertising
        reimbursements                        570,000                640,000
                                           ----------             ----------

      Net advertising expense              $  160,000             $  325,000
                                           ==========             ==========

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)


4. Income Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share excludes the dilutive effects of options and convertible preferred stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and convertible preferred stock.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented pursuant to SFAS No. 128.

                                                    Thirteen Weeks Ended
                                           January 28, 2006    January 29, 2005
                                           ----------------    ----------------
Numerator:
Net  income                                    $45,288             $273,944
Dividends on convertible preferred
   stock                                      (12,331)             (12,750)
                                              --------             --------
Numerator for basic earnings per share
   - income attributable to common
   stockholders                                 32,957              261,194
Effect of dilutive securities:
   Dividends on convertible preferred
   stock                                             -               12,750
                                              --------             --------
Numerator for diluted earnings per
   share - income available to common
   stockholders after
   assumed conversion                          $32,957             $261,194
Denominator:
Denominator for basic earnings per
   share - weighted average shares
   outstanding during the period             3,508,584            3,455,987
Effect of dilutive securities:
   Stock options                                   320              270,491
   Convertible preferred stock                       -              486,500
                                              --------             --------
Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions            3,508,904            4,212,978
                                             =========            =========

Basic net  income per share                          $.01                 $.08
                                                     ====                 ====
Diluted net  income  per share                       $.01                 $.06
                                                     ====                 ====

The conversion price of the Company's preferred stock is $1.2333. Convertible preferred stock was not included in the diluted earnings per share calculation for the thirteen weeks ended January 28, 2006, as they were anti-dilutive.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

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

For the thirteen weeks ended January 28, 2006 and January 29, 2005, the Company's income tax provision represents deferred tax expense of $25,000 (36% effective tax rate) and $180,000 (40% effective tax rate), respectively. As a result, the Company's long-term deferred tax asset was reduced by these amounts. The income tax provisions will not require the use of the Company's cash.

6. Inventories

Inventories   have  been  valued  at  average  cost,  based  upon  gross  profit percentages applied to sales.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

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

Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 29, 2005 and October 30, 2004, included in the Company's Annual Report on Form 10K.

Thirteen Weeks Ended January 28, 2006 as Compared to Thirteen Weeks Ended January 29, 2005

Net Income. The Company's pre-tax income for the thirteen weeks ended January 28, 2006 aggregated $70,000 as compared to $454,000 for the same period ended January 29, 2005. Net income for the first quarter of fiscal 2006 was $45,000 as compared to $274,000 for the same period last year.

The Company believes the non-GAAP measurement of earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important operational measure. Depreciation and amortization have historically been significant in relation to net income. The Company's depreciation and amortization expense, as does interest expense from its line of credit, primarily relates to the Company's retail stores and expansion of its retail stores. The Company's income tax equivalent provisions or deferred tax expense have also had a significant impact on earnings, but have primarily not required the use of the Company's cash, due to the reporting requirements of Fresh Start Accounting.

The Company's Management, Board of Directors and Webster comparably review EBITDA monthly, quarterly and annually to gauge the Company's performance. EBITDA may also be used in simple valuation measures of the Company, by its shareholders and potential investors. Management understands that there are limitations associated with the use of this non-GAAP measure of EBITDA as compared to net income. Specifically, a portion of interest expense does relate to the Company's operations and a portion of the income tax equivalent provision does relate to the payment of certain state taxes, although these amounts are not material. Additionally, the Company will not eliminate any other recurring or non-recurring expenses in its reconciliation of the Company's net income to EBITDA.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

Net Income (continued)
The following is a reconciliation of the Company's net income to the non-GAAP measure of EBITDA:

                                                Thirteen Weeks Ended
                                       January 28, 2006      January 29, 2005
                                       ----------------      ----------------
Net income                                 $45,288              $273,944

Add back:
Interest expense                            77,483                45,243
Income taxes                                25,000               180,000
Depreciation and amortization              180,060               158,493
                                           -------               -------
EBITDA                                    $327,831              $657,680
                                          ========              ========


The Company's net income for the first quarter of fiscal 2006 was reduced by net advertising expense of $160,000 as compared to $325,000 for the same quarter last year. The Company's advertising presence decreased in the first quarter of fiscal 2006, as advertising expenditures decreased to $730,000 from $965,000 for the same period last year.

Additionally, as the Company's overall sales declined for the first quarter of fiscal 2006, from the same period last year, the Company realized less cooperative advertising support from its vendors.

The Company's pre-tax income for the first quarter of fiscal 2006 was negatively impacted by reduced comparable store sales as discussed below, as well as a reduction in the gross profit margin from competitive pressure and promotional advertising in this quarter.

The Company recorded income tax provisions for the thirteen weeks ended January 28, 2006 and January 29, 2005 of $25,000 (36% effective tax rate) and $180,000
(40% effective tax rate), respectively. The income tax provisions will not materially affect the Company's tax liability or its use of cash.

Revenues. Net sales for the first quarter ended January 28, 2006 declined to $11,385,000 or a 5.8% decrease from the same quarter last year. Comparable store sales for the first quarter of fiscal 2006 decreased approximately 10.9% from the same period last year. The decrease in sales was due to a continued slowdown in retail store traffic, a reduction of audio sales and flat panel television shortages from key vendors, making it difficult to fulfill customer orders.

Despite these flat panel shortages and continued video price compression experienced in the industry, the Company's video business remained relatively flat with the same quarter last year. Demand for flat panel televisions have continued to be strong and unit sales have increased approximately 37% in the first quarter of fiscal 2006 as compared to the same period last year. The Company has experienced flat panel growth in larger size plasma and LCD televisions while reporting declines in smaller units. Sales of larger size flat panel televisions have provided installation opportunities for the Company. The Company's labor revenue ($1 million) remained strong and accounted for approximately 9% of gross sales for the first quarter of fiscal 2006 as compared to labor revenue ($1.1 million) accounting for 9.3% of gross sales from the same quarter last year.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

Net Income (continued)
The Company's overall video sales ($5.2 million) have been negatively impacted by price compression in the industry as well as competitive pressures in the market. Management believes this trend will continue but not at the same rate which was experienced in fiscal 2005 and earlier in fiscal 2006. As video products are affected by price compression, Management believes it is an opportunity for the Company to attach additional higher margin audio components, accessories and labor. Video sales represented approximately 44.7% of gross sales for the first quarter of fiscal 2006, from 42.3% of gross sales for the same quarter last year.

The Company's higher margin audio sales ($5.3 million) have decreased to 46.2% of gross sales for the first quarter of fiscal 2006 from 48.4% of gross sales for the same quarter last year. Audio sales were negatively impacted by reduced audio components, systems and audio accessories. The Company's higher margin furniture, cable, wire and surge protector sales continued to increase, despite the overall reduction in sales.

The Company believes it continues to benefit from the strong demand for its custom installation services. Additionally, despite increased competition and a decline in retail store traffic, customer demand continues to be strong for digital video products including larger plasma flat screen, LCD flat panel, high-definition televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase, as a percentage of gross sales and accounted for 61.1% of gross sales for the first quarter of fiscal 2006, as compared to approximately 58.4% of gross sales for the same quarter last year. Overall custom installation sales, including both equipment sales and labor income remained strong and aggregated $7.1 million for the first quarter of fiscal 2006, as compared to $7.2 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

The Company believes it can expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. The Company is offering a forty-eight hour response time to address the needs of a qualified customer at an additional labor cost. Additionally, the Company has recently announced a partnership with Cablevision offering and installing their high speed cable modems and digital cable boxes in conjunction with our installation services to Cablevision's iO digital cable customers. The Company is also working with Time Warner in offering these services.

Net sales for the new Harvey retail store located in Bridgewater, New Jersey have been encouraging. The Company believes that this store will take some time to mature as its sales have significantly come from new home construction and custom installations which take time to cultivate and complete. The new Bridgewater store is expected to contribute to net store profitability in fiscal 2006.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

Net Income (continued)
In fiscal 2005, the Company relocated and consolidated its Bang & Olufsen store in Greenwich, Connecticut with its Harvey Greenwich store, one block away. This store-within-a-store concept presents Bang & Olufsen products in a unique and separate showcase within a Harvey store. The Company is excited about this new store-within-a-store concept and has been able to increase its Bang & Olufsen sales without the overhead of a separate store.

Net sales for all of the Company's retail stores experienced declines for the first quarter of fiscal 2006, as compared to the same quarter last year, except the Company's Mt. Kisco, New York and Paramus, New Jersey stores. These stores benefited from strong custom installation business during the quarter. The Company's first quarter net sales for its Bang & Olufsen store in New York City remained relatively flat with the first quarter of fiscal 2005.

In September 2005, the Company engaged a new advertising agency to promote its brand and increase awareness in the Company's service initiatives. The Company's marketing efforts were in a transition stage in the first quarter of fiscal
2006. The new campaign is expected to be introduced in the Company's second quarter. In fiscal 2006, the Company's planned marketing disbursements will be redistributed and its overall expenditures are expected to decline from the total expenditures incurred in fiscal 2005. These efforts will continue to include radio, newspaper, direct mail and e-mail broadcasts, as well as the continued promotion of the Company's website, www.harveyonline.com. The Company does expect to improve or replace its website in fiscal 2006.

For fiscal 2006, the Company also will endeavor to put additional efforts and resources into its important customer relations management initiatives and plans to be more aggressive with specific e-mail promotions to prospective and existing customers.

Cost and Expenses. Total cost of goods sold for the first quarter decreased 2.2% to $6,834,000, as compared to the same quarter last year. The decline in cost of goods sold was primarily due to the overall 5.8% decrease in net sales as noted above, and was increased by the decline in the Company's gross profit margin for the first quarter of fiscal 2006.

The gross profit margin for the first quarter of fiscal 2006 declined to 40% from 42.3% for the same quarter last year. The decline in the gross profit margin was due to continued video price compression, reduced higher margin audio sales, and additionally from price promotions offered in December 2005 and January 2006. Additionally, the Company experienced an 8% decline in labor revenue during its first quarter of fiscal 2006 as well as a reduction of gross margin on its labor revenue from additional costs associated with its labor force. In the second quarter of fiscal 2006, the Company has modified and increased its labor rates which should improve labor margins for the remainder of the year.

Additional higher margin furniture, cable, wire and surge protector sales helped to mitigate the decline in the Company's overall gross profit margin.

The Company's total cost of goods sold includes freight costs, purchase discounts from its vendors and inventory shrink. The Company's gross profit margin may not be comparable to other reporting electronics retailers as other entities may include the costs relating to their warehousing and distribution networks. Warehouse and distribution network costs for the first quarter of fiscal 2006 and 2005 approximated $170,000 and $200,000, respectively, and are included in SG&A expenses.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

Net Income (continued)
Selling, general and administrative expenses ("SG&A") for the first quarter of fiscal 2006 decreased by approximately $194,000 or 4.2%, as compared to the same quarter last year. This decrease was offset by additional SG&A expenses aggregating $229,000, relating to the Company's new Bridgewater, New Jersey store.

Net advertising expense, which is included in SG&A expenses in the Company's Statements of Operations, declined to $160,000 for the first quarter of fiscal 2006 from $325,000 for the same quarter last year. This decrease was primarily related to a reduction in advertising expenditures. The Company also realized a decline in cooperative advertising support from its vendors during the first quarter of fiscal 2006, as compared to the first quarter in fiscal 2005.

SG&A expenses also declined from reduced payroll and payroll related expenses, management bonuses and communications. These decreases were offset by increased depreciation expense, occupancy costs, supplies and credit card fees from promotions offering extended financing options.

As part of its ongoing cost reduction program, Management will continue to examine ways to reduce expenses further in fiscal 2006. This includes the negotiation with its landlords for rent reductions or deferrals. Additionally, Management will endeavor to improve its purchasing and inventory efficiencies while implementing positive merchandising changes and cultivating its profitable service offerings.

However, the Company plans to continue to hire and train custom installation personnel, as needed, and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan. Management will also intensify its sales training efforts in fiscal 2006 to ensure that its customers are given an exceptional and unsurpassed retail experience.

Interest expense increased by approximately $32,000 or 71.3% in the first quarter of fiscal 2006 from the same period last year. This was primarily due to increased borrowings and higher interest rates. The Company's balance outstanding on its credit facility had increased as the Company used the credit facility to finance the construction of its new retail store in Bridgewater, New Jersey, in fiscal 2005. Additionally, the credit facility was used to fund expenditures for computer equipment, software deposits and development work relating to the replacement of its legacy computer system expected to be completed in fiscal 2006.

For the first quarter ended January 28, 2006 and January 29, 2005, the Company's income tax provision represents deferred tax expense of $25,000 (36% effective tax rate) and $180,000 (40% effective tax rate), respectively. The income tax provisions did not require the use of the Company's cash.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

Liquidity and Capital Resources
At January 28, 2006 and October 29, 2005, the Company's ratio of current assets to current liabilities was 1.26 and 1.52, respectively.

The current ratio at January 28, 2006 was positively impacted by the Company's pre-tax income and was negatively impacted by an increase in customer deposits where orders could not be fulfilled due to flat panel television product shortages.

Net cash provided by operating activities for the first quarter of fiscal 2006 increased to $1,396,000 from $286,000 for the same period last year. This increase was due to an increase in customer deposits as discussed above, coupled with an increase in trade accounts payable and accrued expenses. Additionally, the Company was successful in reducing its inventories in the first quarter of fiscal 2006, where in the first quarter of fiscal 2005, inventories were increased.

Net cash used in investing activities for this first quarter of fiscal 2006 was $197,000 as compared to $209,000 for the same period last year. Net cash used in investing activities included the purchase of equipment and software aggregating $86,000 and deposits on development work aggregating $110,000 related to the planned replacement of the Company's legacy computer system. For the first quarter of fiscal 2005, $209,000 was used for the purchase of leasehold improvements and equipment.

Net cash used in financing activities for the first quarter of fiscal 2006 was $1,198,000, as compared to $76,000 for the same quarter last year. Financing activities for the first quarter included net payments of $1,159,000, reducing the credit facility, preferred stock dividends of $25,000 and principal payments on note payables of $14,000. Financing activities for the first quarter of fiscal 2005 included net payments of $36,000, reducing the credit facility, preferred stock dividends paid of $33,000 and principal payments on note payables of $7,000.

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

The interest rate on all borrowings under the credit facility is 0.25% over Webster Bank's prime rate (7.25% at January 28, 2006) or LIBOR plus 2.75%, at the Company's option.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

Liquidity and Capital Resources (Continued)
Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Additionally, the Company's capital expenditures cannot exceed a predetermined amount. In September 2005, the Company entered into a First Amendment and Waiver Agreement ("First Amendment") with Webster. The First Amendment waived any covenant defaults existing at the end of the third quarter of fiscal 2005 and modified the EBITDA and capital expenditures covenants for the fourth quarter of fiscal 2005. On January 20, 2006, the Company entered into a Second Amendment ("Second Amendment") with Webster. The Second Amendment modified the EBITDA and capital expenditures covenants for the first quarter of fiscal 2006. On February 17, 2006, the Company entered into a Third Amendment with Webster, which further modified the EBITDA covenant, effective at the beginning of the Company's second quarter. As of January 28, 2006, the company was in compliance with all covenants.

At March 13, 2006, there was approximately $2,880,000 in outstanding borrowings under the credit facility, with approximately $1,723,000 available to borrow under this credit facility.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. At January 28, 2006, 600 shares of Preferred Stock, held by one shareholder, are currently outstanding and convertible into 486,500 shares of Common Stock.

The Company's newest 4,500 square foot Harvey retail showroom in Bridgewater, New Jersey opened in late June 2005. In fiscal 2005, the Company financed all necessary leaseholds, equipment, furniture, fixtures and inventory, aggregating $1,560,000, with its credit facility. In fiscal 2006, the Company expects to complete the installation of a full movie theater within its Long Island store and make miscellaneous purchases of computer equipment, and other assets, approximating $150,000 to be financed using the Company's credit facility.

The Company plans to replace its existing computer system in May 2006. The project cost is estimated at $600,000 - $650,000. At January 28, 2006, the remaining costs to complete the project are estimated at $300,000 - $350,000. These costs will be financed using the Company's credit facility in fiscal 2006.

The Company intends to introduce its new advertising campaign in the second quarter of fiscal 2006, primarily with print, radio, direct mail and e-mail broadcasts. Advertising expenditures are expected to be reduced in fiscal 2006.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The Company is expected to improve or replace its website in fiscal 2006 at an estimated cost of between $75,000 - $100,000.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

Liquidity and Capital Resources (continued)
In fiscal 2004, the Company amended and extended the lease for its flagship store in Midtown Manhattan. This lease amendment increased the Company's occupancy costs in fiscal 2005 but will increase these costs to a greater extent beginning in fiscal 2006. The increase in rent expense for this store, calculated on a straight-line basis, beginning in fiscal 2006 is expected to approximate $200,000 per year.

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

The Company has no off-balance sheet arrangements as of January 28, 2006.

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

Impact of Inflation

Management does not believe that inflation has had a material adverse effect on the Company's results of operations. However, the Company cannot predict accurately the effect of inflation on future operating results.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

Item 4. Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Management, including the Chief Executive Officer/President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive
Officer/President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (January 28, 2006), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Chief Executive Officer/President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)

                           PART II. OTHER INFORMATION:

Items 2, 3, 4 and 5 were not applicable in the quarter ended January 28, 2006.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2005
                                   (Unaudited)


Item 6. Exhibits


     (a) Exhibits
     Exhibit Number          Description
     --------------          -----------

     Exhibit 10.3 Third Amendment Agreement with Webster Business Credit Dated February 17, 2006


     Exhibit 31.1            Certification - Chief Executive Officer/President


     Exhibit 31.2            Certification - Chief Financial Officer


     Exhibit 32.1            Certification - Chief Executive Officer/President


     Exhibit 32.2            Certification - Chief Financial Officer

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 28, 2006
                                   (Unaudited)


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2006.

                          Harvey Electronics, Inc.

                          By:/s/Franklin C. Karp
                             ------------------------------------------
                             Franklin C. Karp
                             Chief Executive Officer/President

                          By:/s/Joseph J. Calabrese
                             ------------------------------------------
                             Joseph J. Calabrese
                             Executive Vice President, Chief Financial Officer, Treasurer & Secretary