Form 10-Q
period 2006-04-29
HARVEY ELECTRONICS INC
filed 2006-06-12
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 29, 2006

     [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For  the  transition  period  from  to  ------------------------------
          ---------------------------.

                          Commission File Number 1-4626

                            Harvey Electronics, Inc.
                            ------------------------
      (Exact name of small business registrant as specified in its charter)

                New York                             13-1534671
       ----------------------------         -----------------------------
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

As of June 12, 2006, 3,508,584 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX


PART I.   Financial Information

Item 1.   Financial Statements:                                        Page No.

          Statements of Operations (Unaudited) - Twenty-Six Weeks
          ended April 29, 2006 and April 30,  2005 and  Thirteen
          Weeks Ended April 29, 2006 and April 30, 2005....................3

          Balance Sheets - April 29, 2006 (Unaudited) and
          October 29, 2005.................................................4

          Statement of Shareholders' Equity (Unaudited) - Twenty-Six
          Weeks Ended April 29, 2006.......................................5

          Statements of Cash Flows (Unaudited) - Twenty-Six Weeks
          Ended April 29, 2006 and April 30, 2005..........................6

          Notes to Financial Statements (Unaudited)........................7

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations.......................................16

Item 4.   Disclosure Controls and Procedures..............................26

PART II.  Other Information

Item 1.   Legal Matters...................................................27

Item 6.   Exhibits........................................................29

Signatures................................................................30

Exhibit Number 31.1 ......................................................31
Exhibit Number 31.2 ......................................................33
Exhibit Number 32.1 ......................................................35
Exhibit Number 32.2 ......................................................36

                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)

                                                      Twenty-six Weeks  Twenty-six Weeks  Thirteen Weeks    Thirteen Weeks
                                                           Ended            Ended            Ended              Ended
                                                         April 29,        April 30,         April 29,          April 30,
                                                           2006             2005              2006              2005
                                                     ----------------  ---------------   ---------------   ---------------

Net sales                                                $20,931,183      $21,812,894        $9,545,930        $9,727,880
Other income                                                  16,564                -            16,564               -
                                                     ----------------  ---------------   ---------------   ---------------
                                                          20,947,747       21,812,894         9,562,494         9,727,880
                                                     ----------------  ---------------   ---------------   ---------------
Cost of sales                                             12,360,585       12,670,690         5,526,679         5,682,826
Selling, general and administrative expenses               8,421,559        8,892,544         4,017,983         4,294,582
Interest expense                                             171,796           98,679            94,313            53,436
                                                     ----------------  ---------------   ---------------   ---------------
                                                          20,953,940       21,661,913         9,638,975        10,030,844
                                                     ----------------  ---------------   ---------------   ---------------
(Loss) income before income taxes                            (6,193)          150,981          (76,481)         (302,964)
Income taxes (benefit)                                             -           62,000          (25,000)         (118,000)
                                                     ----------------  ---------------   ---------------   ---------------
Net (loss) income                                            (6,193)           88,981          (51,481)         (184,964)

Preferred Stock dividend requirement                          25,081           26,904            12,750            12,750
                                                     ----------------  ---------------   ---------------   ---------------
Net (loss) income applicable to
common shareholders                                        ($31,274)          $62,077         ($64,231)        ($197,714)
                                                     ================  ===============   ===============   ===============

Net (loss) income per share applicable
to common shareholders:

  Basic                                                      ($0.01)            $0.02           ($0.02)           ($0.06)
                                                     ================  ===============   ===============   ===============
  Diluted                                                    ($0.01)            $0.02           ($0.02)           ($0.06)
                                                     ================  ===============   ===============   ===============
Shares used in the calculation of net (loss) income
   per common shareholders:
  Basic                                                    3,508,584        3,482,285         3,508,584         3,508,584
                                                     ================  ===============   ===============   ===============
  Diluted                                                  3,508,584        3,684,469         3,508,584         3,508,584
                                                     ================  ===============   ===============   ===============


See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                                 Balance Sheets

                                                                         April 29,       October 29,
                                                                           2006           2005 (1)
                                                                        (Unaudited)
                                                                       ------------    -----------
Assets
Current assets:
   Cash and cash equivalents                                              $18,900         $16,400
   Accounts receivable, less allowance of $20,000 and $20,000             566,692         589,450
   Inventories                                                          6,621,447       7,427,364
   Prepaid expenses and other current assets                              410,472         284,151
   Deferred taxes                                                         301,000         301,000
                                                                      ------------    -----------
Total current assets                                                    7,918,511       8,618,365
                                                                      ------------    -----------
Property and equipment:
   Leasehold improvements                                               4,598,098       4,556,945
   Furniture, fixtures and equipment                                    2,980,817       2,887,233
   Internet website                                                       461,870         461,870
                                                                      ------------    -----------
                                                                        8,040,785       7,906,048
   Less accumulated depreciation and amortization                       4,989,759       4,655,147
                                                                      ------------    -----------
                                                                        3,051,026       3,250,901
Intangible asset-software, less accumulated amortization
of $29,081 and $12,543                                                    129,727         137,234
Deferred taxes                                                          1,049,000       1,049,000
Goodwill                                                                  125,000         125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                     283,440         283,440
Other assets, less accumulated amortization of $310,489
and $299,184                                                              760,669         415,166
                                                                      ------------    -----------
Total assets                                                          $13,317,373     $13,879,106
                                                                      ============    ===========
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                               $1,746,979      $2,536,222
  Customer deposits                                                     1,517,472       1,696,807
  Accrued expenses and other current liabilities                        1,442,311       1,314,912
  Income taxes payable                                                     33,409          37,000
  Cumulative Preferred Stock dividends payable                             17,195          17,404
  Current portion of long-term debt                                        57,658          55,505
                                                                      ------------    -----------
Total current liabilities                                               4,815,024       5,657,850
                                                                      ------------    -----------
Long-term liabilities:
  Revolving line of credit facility                                     3,817,929       3,486,441
  Long-term debt                                                           37,872          71,962
  Deferred rent                                                           391,183         376,214
                                                                      ------------    -----------

Total long-term liabilities                                             4,246,984       3,934,617
                                                                      ------------    -----------
Commitments and contingencies
Shareholders' equity:
  8-1/2% Cumulative Convertible Preferred Stock, par
  value $1,000 per share; authorized 10,000 shares; issued
  and outstanding 600 shares (aggregate liquidation
  preference--$600,000)                                                   275,682         275,682

Common Stock, par value $.01 per share; authorized
  10,000,000 shares; issued and outstanding; 3,508,584 shares              35,086          35,086
  Additional paid-in capital                                            8,436,384       8,436,384
  Accumulated deficit                                                 (4,491,787)     (4,460,513)
                                                                      ------------    -----------
Total shareholders' equity                                              4,255,365       4,286,639
                                                                      ------------    -----------
Total liabilities and shareholders' equity                            $13,317,373     $13,879,106
                                                                      ============    ===========

(1)  Derived  from  the  audited   balance  sheet  at  October  29,  2005.
     See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                          Preferred Stock           Common Stock       Additional                     Total
                                      ---------------------- -----------------------    Paid-in      Accumulated   Shareholders'
                                       Shares      Amount        Shares      Amount     Capital        Deficit        Equity
                                      --------- ------------ ------------ ---------- ------------- --------------  -------------
Balance at October 29, 2005                600     $275,682    3,508,584    $35,086    $8,436,384    $(4,460,513)   $4,286,639
  Net loss for the period                    -            -            -          -             -         (6,193)      (6,193)
  Preferred Stock dividend                   -            -            -          -             -        (25,081)     (25,081)


                                      --------- ------------ ------------ ---------- ------------- --------------  -------------
Balance at April 29, 2006                  600     $275,682    3,508,584    $35,086    $8,436,384    $(4,491,787)   $4,255,365
                                      ========= ============ ============ ========== ============= ==============  =============


See accompanying notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows

                                                                                Twenty-six Weeks     Twenty-six Weeks
                                                                                   Ended                 Ended
                                                                                 April 29,             April 30,
                                                                                    2006                 2005
                                                                             ------------------   ------------------
Operating activities
Net (loss) income                                                                     ($6,193)                $88,981
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization                                                      362,746                327,138
    Income tax equivalent provision                                                          -                 62,000
    Straight-line impact of rent escalations                                            14,969                 50,559
    Miscellaneous                                                                     (16,328)                 10,470
    Changes in operating assets and liabilities:
      Accounts receivable                                                               22,758                438,525
      Inventories                                                                      805,917              (169,249)
      Prepaid expenses and other current assets                                         94,053              (109,134)
      Trade accounts payable                                                         (789,243)                182,938
      Customer deposits                                                              (179,335)              (307,442)
      Accrued expenses, other current liabilities
        and income taxes                                                              (96,566)              (509,870)
                                                                             ------------------   --------------------
Net cash provided by operating activities                                              212,778                 64,916
                                                                             ------------------   --------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                                       (137,648)              (478,861)
Purchases of intangible assets- software                                               (9,031)              (163,649)
Purchases of other assets                                                            (211,220)                      -
Security deposits-net                                                                    8,844                      -
                                                                             ------------------   --------------------
Net cash used in investing activities                                                (349,055)              (642,510)
                                                                             ------------------   --------------------
Financing activities
Borrowings of revolving credit facility                                             22,866,494             24,243,450
Payments of revolving credit facility                                             (22,535,006)           (23,611,627)
Fees relating to proposed private placement                                          (135,484)                      -
Preferred Stock dividends paid                                                        (25,290)               (33,534)
Principal payments on note payable                                                    (31,937)               (19,195)
                                                                             ------------------   --------------------
Net cash provided by financing activities                                              138,777                579,094
                                                                             ------------------   --------------------
Increase in cash and cash equivalents                                                    2,500                  1,500
Cash and cash equivalents at beginning of period                                        16,400                 15,990
                                                                             ------------------   --------------------
Cash and cash equivalents at end of period                                             $18,900                $17,490
                                                                             ==================   ====================
Supplemental cash flow information:
Interest paid                                                                         $153,000                $90,000
                                                                             ==================   ====================
Taxes paid                                                                              $4,000                $48,000
                                                                             ==================   ====================
See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

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

Operating results for the twenty-six week period ended April 29, 2006 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending October 28, 2006. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by the holiday shopping season. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 29, 2005.

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

Additionally, certain items in the Unaudited Statement of Operations for the twenty-six weeks ended April 30, 2005 have been reclassified to conform to the 2006 presentation.

Description of Business

The Company is a specialty retailer and custom installer of high quality audio/video consumer electronics and home theater products in the Metropolitan New York area. Operations of the Company consist solely of this single segment. The Company's fiscal year ends the Saturday closest to October 31.

Net sales include the sale of goods to customers and custom installation revenue. Retail sales are recorded at the time of the sale to the customer. Custom installation revenue, which is comprised of both the sale of products and the labor in connection with the installation of the products, are recorded in accordance with the provisions of Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables". The revenue related to the sale of the products is recognized when the product is delivered to the customers. The revenue related to the labor in connection with the installation of the products, is recorded when the service has been substantially completed. If the custom installation project requires a pre-wire phase, this phase will be considered a separate and distinct stage of work. The customer agrees to take title to the wire and any in-wall speakers when delivered to the site as they have fair value.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)


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

The interest rate on all borrowings under the credit facility is either 0.25% over Webster Bank's prime rate (7.75% at April 29, 2006) or LIBOR plus 2.75%, at the Company's option. The Company paid Webster a $25,000 commitment fee in two equal installments of $12,500, on November 21, 2003 and November 21, 2004, respectively. Under the credit facility, the Company pays Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)


2. Revolving Line of Credit Facility (Continued)

Pursuant to the new credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain monthly and quarterly levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Additionally, the Company's annual capital expenditures cannot exceed a predetermined amount. In September 2005, the Company entered into a First Amendment and Waiver Agreement ("First Amendment") with Webster. The First Amendment waived any covenant defaults existing at the end of the third quarter of fiscal 2005 and modified the EBITDA and capital expenditures covenants for the fourth quarter of fiscal 2005. On January 20, 2006, the Company entered into a Second Amendment ("Second Amendment") with Webster. The Second Amendment modified the EBITDA and capital expenditures covenants for the first quarter of fiscal 2006. In February 2006, the Company entered into a Third Amendment with Webster, which further modified the EBITDA covenant, effective at the beginning of the Company's second quarter. As of April 29, 2006, the Company was in compliance with all covenants.

As the credit facility expires in three years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at April 29, 2006 ($3,818,000) and October 29, 2005 ($3,486,000), under the credit facility as a long-term liability.

3. Net Advertising Expense

In accordance with EITF 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" which addresses how and when to reflect consideration received from suppliers in the financial statements, the Company's advertising expense, net of cooperative advertising allowances, is charged to operations when the advertising takes place. Net advertising expense is included in Selling, general and administrative expenses in the Company's Statements of Operations.

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

The  following  represents  the  gross  amounts  of  advertising   expenditures,
cooperative advertising reimbursements and net advertising expense for the periods reported:

                                              Twenty Six Weeks Ended                       Thirteen Weeks Ended
                                        April 29, 2006       April 30, 2005       April 29, 2006        April 30, 2005
                                        --------------       --------------       --------------        --------------
   Gross Advertising expenditures        $1,140,000           $1,535,000            $410,000              $570,000

      Cooperative advertising
           reimbursements                   980,000            1,065,000              410,000               425,000
                                            -------            ---------              -------               -------

      Net advertising expense              $160,000             $470,000               $-0-                $145,000
                                           ========             ========               ====                ========

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)


4. (Loss) Income Per Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share excludes the dilutive effects of options and convertible preferred stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and convertible preferred stock.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented pursuant to SFAS No. 128.

                                      Twenty-Six Weeks Ended             Thirteen Weeks Ended
                                               April 29, 2006   April 30, 2005    April 29, 2006    April 30, 2005
                                               --------------   --------------    --------------    --------------
Numerator:
Net (loss) income                                   $(6,193)         $88,981         $(51,481)         $(184,964)
Dividends on convertible preferred stock
                                                    (25,081)         (26,904)         (12,750)           (12,750)
                                                    --------         --------         --------           --------
Numerator for basic earnings per share
   - (loss) income attributable to
   common stockholders                              (31,274)          62,077          (64,231)          (197,714)
Effect of dilutive securities:
    Dividends on convertible preferred
   stock                                                   -               -                -                   -
                                                 ------------     ------------     ------------       ------------
Numerator for diluted earnings per
   share - (loss) income available to
   common stockholders after
     assumed conversion                            $(31,274)         $62,077         $(64,321)         $(197,714)
Denominator:
Denominator for basic earnings per
   share - weighted average shares
   outstanding during the period                  3,508,584        3,482,285        3,508,584          3,508,584
Effect of dilutive securities:
   Stock options                                          -          202,184                -                  -
   Convertible preferred stock                            -                -                -                  -
                                                 ------------     ------------     ------------       ------------

Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions                 3,508,584        3,684,469        3,508,584          3,508,584
                                                  =========        =========        =========          =========
Basic net (loss) income per share                        $(.01)            $.02            $(.02)             $(.06)
                                                         ======            ====            ======             ======
Diluted net (loss) income per share                      $(.01)            $.02            $(.02)             $(.06)
                                                         ======            ====            ======             ======

The conversion price of the Company's preferred stock is $1.2333. Convertible preferred stock was not included in the diluted earnings per share calculation for the twenty-six and thirteen weeks ended April 29, 2006 and April 30, 2005, as they were anti-dilutive.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

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

For the twenty-six weeks ended April 29, 2006, no income tax provision was necessary due to the net loss. For the second quarter of fiscal 2006, the Company recorded a deferred tax benefit of $25,000 (32.7% effective tax benefit).

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

6. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS
142. Other intangible assets continue to be amortized over their estimated useful lives.

The Company follows the provisions of SFAS No. 142, and accordingly, both goodwill and the Company's other intangible asset, reorganization value in excess of amounts allocable to identifiable assets, are no longer amortized but are instead subject to an annual impairment test.

In the second quarter of fiscal 2006 and fiscal 2005, the Company engaged a qualified independent firm to perform a valuation of the Company and to prepare the necessary goodwill impairment analysis. After completion, this independent firm found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset will continue to be tested annually to identify if impairment has occurred.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

7. Proposed Private Placement and Change of Control

On April 17, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") which was previously reported in a Form 8-K filing, with several institutional and other accredited investors (the "Investors") led by Trinity Investment Partners LLC ("Trinity"). Pursuant to the Purchase Agreement, the Company will receive $4,000,000 from the sale (the "Private Placement") of 8% Series B Convertible Preferred Stock (the "Series B Stock"). The proceeds from the proposed Private Placement will be used by the Company primarily for general corporate and working capital purposes, to refurbish existing stores and to add new smaller format retail locations.

The Company's shareholders will incur substantial dilution of their percentage ownership in the Company if the proposed Private Placement is completed and if all related securities are issued. Based on the number of common shares outstanding at April 29, 2006, the aggregate ownership of all holders of the common stock immediately prior to the issuance of the securities pursuant to the proposed Private Placement, on a fully diluted basis, would be reduced by approximately 82.4%. While this represents significant dilution, the Company will receive the funds necessary to substantially advance its business, aggregating approximately $13.4 million, if all warrants issued in connection with the proposed Private Placement are exercised, including the $4.0 million to be received at closing.

The Purchase Agreement and the related transactions contemplated thereby require the consent of the Company's shareholders, which will be sought at the annual meeting of shareholders to be held June 30, 2006. The closing of the proposed Private Placement, if it is approved by the Company's shareholders, will be held as soon as practicable following the annual meeting.

The Series B Stock is convertible at any time into 5,785,714 shares of the Company's common stock at $0.70 per share. The Investors will also be issued Series A seven-year warrants to purchase an aggregate of 1,714,285 shares of the Company's common stock, exercisable at $1.40 per share. The dividend on the Series B Stock can be paid in cash or common stock at the option of the Company. The rights, preferences and privileges of the holders of the new Series B Stock are set forth in the proposed required Amended and Restated Certificate of Incorporation.

As part of the proposed Private Placement, the Company will also enter into a Consulting Agreement with Trinity pursuant to which Trinity will receive reimbursement of $250,000 in expenses, a Series B seven-year warrant to purchase two million shares of the Company's common stock exercisable at $0.70 per share, and a Series C seven-year warrant to purchase three and one-half million shares of the Company's common stock exercisable between $0.80 and $1.70 per share in ten equal tranches, with the exercise price increasing by $0.10 in each tranche. Under the terms of the Purchase Agreement and the Consulting Agreement, the Company has agreed to pay an aggregate break-up fee of $700,000 to the Investors ($150,000) and Trinity ($550,000) if the Private Placement is not completed within six months from the date of the Purchase Agreement due solely to the Company's acceptance of an alternative offer for a change of control transaction. Cash transaction expenses in connection with the proposed Private Placement are expected to be approximately $600,000, including the $250,000 to be reimbursed to Trinity.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)


Subject to closing, the Company could be subject to an original issue discount on the preferred stock, which would be deemed to be a dividend to the preferred investors. The final amount of the original issue discount will be determined based on the value of the stock and below market conversion feature as of the issuance date.

A Registration Rights Agreement will be executed by the Company and the Investors. Pursuant to this agreement, the Company will be obligated to register with the Securities and Exchange Commission ("SEC") the shares of common stock that are issuable upon exercise of the Series A Warrant and upon conversion of the Series B Stock. In accordance with a separate Registration Rights Agreement between the Company, Trinity, and D. Andrew Stackpole, the Company has agreed to register with the SEC the shares of common stock that are issuable upon exercise of the Series B and Series C Warrants and shares issued or issuable pursuant to the warrants relating to the proposed Employment Agreement ("Employment Agreement") with D. Andrew Stackpole, provided that such shares will not be registered until at least six months following the effective date of the Registration Rights Agreement for the benefit of the Investors. In connection with all registerable securities, the Company will be required to pay a penalty for failure to timely file the Registration Rights Agreement or have it declared effective.

vFinance Investments, Inc. ("vFinance") has acted as placement agent for the Private Placement and, upon closing of the transaction, will receive 350 shares of Series B Stock and a Series A seven-year warrant to purchase 500,000 shares of the Registrant's common stock exercisable at $1.40 per share in lieu of a cash fee. In addition, vFinance will receive the sum of $50,000 in cash which shall be donated to a charity of its choice. Principals of one of the institutional investors in the transaction are affiliated with vFinance.

Upon the closing of the transaction, it is expected that D. Andrew Stackpole, the founder of Trinity, will become the Company's new Chairman pursuant to the terms of a proposed Employment Agreement between the Company and Mr. Stackpole. The Employment Agreement is a condition for closing of the Purchase Agreement, and provides for the payment to Mr. Stackpole of salary and bonus of $350,000 at the end of the twelve month period following the closing of the transaction, which will be paid in warrants to purchase the Company's common stock. Trinity will receive no additional compensation for services of its employees or advisors made available to the Company.

If the transaction is approved by the shareholders, the Company's current Board of Directors will be replaced by a new slate of seven Directors, appointed by Trinity. The transaction is contingent upon the shareholders electing this new slate of Directors, as well as approving the proposal to amend and restate the Company's bylaws to provide for a staggered board of directors and limitations on the removal of such directors.

The Company's current management team is expected to remain in their current positions following the transaction. In connection with the transaction, the Company's management team is required to waive certain change of control provisions contained in their severance agreements and, for doing so, will be receiving special retention bonuses of between $5,000 and $10,000 per quarter for the next ten consecutive quarters beginning in May 2006.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

As noted above, the Company's certificate of incorporation will also be required to be amended and restated, as approved by the shareholders, to add the new class of Series B Preferred Stock and to increase the Company's authorized number of shares of common stock to accommodate the proposed Private Placement.

Furthermore, upon the consummation of the proposed Private Placement, the Company's utilization of its net operating loss carryforwards will be limited as a change of control will have taken place pursuant to IRC Section 382. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company will be required to provide an additional valuation allowance as a result of the change of control. The proposed Private Placement is contingent upon shareholders approval, to be obtained at the annual meeting scheduled on June 30, 2006. As the Company's Form 10-Q for the six months and second quarter ended April 29, 2006 is due to be filed with the SEC on or before June 13, 2006, and the approval by the shareholders of the proposed Private Placement will not be known on such date, the valuation allowance was not recorded at April 29, 2006.

8. Share Based Compensation

The Company's Board of Directors and shareholders approved by the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan") in fiscal 1998. The Stock Option Plan provides for the granting of up to 1,000,000 shares of incentive and non-qualified Common Stock options and stock appreciation rights to directors, officers and employees. At April 29, 2006 and October 29, 2005, the Company had incentive stock options outstanding aggregating 989,100 options. These options were granted by the Company's Compensation and Stock Option Committee and are exercisable at between five and ten years from the date of grant. No stock options have been granted since fiscal 2002.

Effective July 31, 2005, the beginning of the Company's fourth quarter of fiscal 2005, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS 123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. In prior years, the Company previously adopted only the pro forma disclosure provisions of SFAS 123.

The fair value of each future option award will be estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility will be based on the historical volatility of the price of the Company's stock. The risk-free interest rate will be based on U.S. Treasury issues with a term equal to the expected life of the option. The Company will use historical data to estimate expected dividend yield, expected life and forfeiture rates.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

The revised Statement required entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. This pronouncement was adopted in the fourth quarter of fiscal year 2005 and has had no impact on the Company's financial position or results of operations as no stock options were granted and no previously issued stock options vested in fiscal 2005 or for the first half of fiscal 2006.


9. Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 was effective for the Company in the fourth quarter of fiscal 2005. The adoption of SFAS 151 did not have a material impact on the Company's financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An
Amendment of APB 11 Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for the Company in fiscal 2007. The adoption of SFAS 154 is not expected to have a material impact on the Company's financial position and results of operations.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)


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

Twenty-Six and Thirteen Weeks Ended April 29, 2006 as Compared to Twenty-Six and Thirteen Weeks Ended April 30, 2005

Net (Loss) Income. The Company's pre-tax loss for the twenty-six weeks ended April 29, 2006 was $6,200, as compared to pre-tax income of $151,000 for the same period last year. The net loss for the twenty-six weeks ended April 29, 2006 was $6,200, as compared to net income of $89,000 for the same period last year.

The Company reported a pre-tax loss of $76,000 for its second quarter ended April 29, 2006, as compared to a pre-tax loss of $303,000 for the same quarter last year. The net loss for the second quarter of fiscal 2006 was $51,000 as compared to a net loss of $185,000 for the same quarter last year.

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

The Company's Management, Board of Directors and Webster review EBITDA monthly, quarterly and annually to gauge the Company's performance. EBITDA may also be used in simple valuation measures of the Company, by its shareholders and potential investors. Management understands that there are limitations associated with the use of this non-GAAP measure of EBITDA as compared to net income. Specifically, a portion of interest expense does relate to the Company's operations and a portion of the income tax equivalent provision does relate to the payment of certain state taxes, although these amounts are not material. Additionally, the Company will not eliminate any other recurring or non-recurring expenses in its reconciliation of the Company's net income to EBITDA.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

Net (Loss) Income (continued)
The following is a reconciliation of the Company's net (loss) income to the non-GAAP measure of EBITDA:

                                               Twenty Six Weeks Ended                  Thirteen Weeks Ended
                                       April 29, 2006       April 30, 2005      April 29, 2006      April 30, 2005
                                       --------------       --------------      --------------      --------------
Net (loss) income                            $(6,193)              $88,981           $(51,481)          $(184,964)

Add back:
Interest expense                              171,796               98,679              94,313              53,436
Income taxes (benefit)                              -               62,000            (25,000)           (118,000)
Depreciation and amortization                 362,746              327,138             182,686             168,645
                                              -------              -------             -------             -------
EBITDA                                       $528,349             $576,798            $200,518           $(80,883)
                                             ========             ========            ========           =========


The Company's net loss for the first half of fiscal 2006 and 2005, included net advertising expense of $160,000 and $470,000, respectively. The Company's net loss for the second quarter of fiscal 2006 and 2005 included net advertising expense of $ - 0 - and $145,000, respectively.

The Company's advertising expenditures for the first half of fiscal 2006 decreased by 25.7% to approximately $1,140,000, as compared to $1,535,000 for the same period last year. Advertising expenditures for the second quarter of fiscal 2006 decreased by 28.1% to approximately $410,000, as compared to $570,000 for the same quarter last year.

Additionally, as the Company's overall sales declined for the first half of fiscal 2006, from the same period last year, the Company is expected to realize less cooperative advertising support from its vendors.

The Company's pre-tax income for the twenty-six and thirteen weeks ended April 29, 2006 was negatively impacted by reduced comparable store sales as discussed below, as well as competitive pressure, video price compression and flat panel television shortages during the periods.

For the twenty-six weeks ended April 29, 2006, no income tax provision was necessary due to the net loss. For the second quarter of fiscal 2006, the Company recorded a deferred tax benefit of $25,000 (32.7% effective tax benefit).

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

Revenues. For the six months ended April 29, 2006, net sales aggregated $20,931,000, a decrease of $882,000 or 4% from the same period last year. Comparable store sales for the six-month period ended April 29, 2006 decreased approximately $2,295,000 or 10.5% from the same period last year.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

Revenues (Continued)
For the second quarter of fiscal 2006, net sales aggregated $9,546,000, a decrease of $182,000 or 1.9% from the same quarter last year. Comparable store sales for the second quarter of fiscal 2006 decreased approximately $976,000 or 10% from the same quarter last year.

The Company's net sales have declined due to reduced retail store traffic, competitive pressures, video price compression and shortages in flat panel video product from key suppliers. When adequate flat panel product was available in February 2006, the first month of the second quarter, the Company was able to fulfill orders and had a strong month. In March and April, shortages continued as did the slowdown in retail traffic, causing results for these months to be less than anticipated.

For the first half and second quarter in fiscal 2006, the Company has experienced a decline in its audio and video sales, partially offset by an increase in its labor revenue.

While flat panel product shortages and video price compression have continued through the first six months of fiscal 2006, demand for flat-panel televisions has increased and unit sales have increased approximately 28%. The increase in unit sales was experienced from the sale of larger size plasma and LCD televisions. This continues to provide a service opportunity for the Company, as customers require custom installations of these televisions and related home theaters. The Company's overall flat-panel sales in dollars and units have increased for the first six months of fiscal 2006. However, the Company's overall video business declined approximately 1.8% for the first six months of the year, reflecting declines in more traditional video products. The Company expects to see additional flat-panel product availability from its key vendors in the summer and fall of 2006.

Video sales ($9.1 million) represented approximated 42.8% of gross sales for the first half of fiscal 2006, as compared to 41.9% of gross sales for the same period last year. Video sales ($3.9 million) for the second quarter of fiscal 2006 have declined 3.5% from the same quarter last year and represents 40.6% of gross sales, as compared to 42.1% of gross sales for the same quarter last year.

The Company's higher margin audio sales ($9.8 million) have decreased 8.1% for the first half of fiscal 2006, as compared to the same period last year, and represents 46.3% of gross sales, as compared to 48.4% of gross sales for the same period last year. Audio sales ($4.5 million) for the second quarter of fiscal 2006 have declined 5.6% from the same quarter last year and represents 46.5% of gross sales as compared to 49.2% of gross sales for the same quarter last year. Audio sales were negatively impacted by reduced audio components, systems and audio accessories. The Company's higher margin furniture, cable, wire and surge protector sales continued to increase, despite the overall reduction in sales.

The Company's higher margin labor revenue ($2.3 million) increased 6.1% for the first half of fiscal 2006 from the same period last year and represents 10.8% of gross sales as compared to 9.8% for the same period last year. Labor revenue ($1.2 million) for the second quarter of fiscal 2006, as compared to the same quarter last year increased 21.8% and represented 12.9% of gross sales as compared to 10.6% of gross sales for the same quarter last year. In the second quarter of fiscal 2006, the Company increased its labor rates, and as a result has increased labor revenue and resulting labor margins.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

Revenues (Continued)
The Company believes it continues to benefit from the strong demand for its custom installation services. Additionally, despite increased competition and a decline in retail store traffic, customer demand continues to be strong for digital video products including larger plasma flat screen, LCD flat panel, high-definition televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase, as a percentage of gross sales and accounted for 63.8% of gross sales for the first half of fiscal 2006, as compared to approximately 60.3% of gross sales for the same period last year. Overall custom installation sales, including both equipment sales and labor income remained strong and aggregated $13.5 million for the first half of fiscal 2006, as compared to $13.3 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

The Company believes it can expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. The Company is offering a 48-hour response time to address the needs of a qualified customer at an additional labor cost. Additionally, the Company has recently announced a partnership with Cablevision offering and installing their high speed cable modems and digital cable boxes in conjunction with our installation services to Cablevision's iO digital cable customers. The Company is also working with Time Warner and Patriot Media and Communications in offering these services.

Net sales for the new Harvey retail store located in Bridgewater, New Jersey have been encouraging. The Company believes that this store will take some time to mature as its sales have significantly come from new home construction and custom installations which take time to cultivate and complete. The new Bridgewater store is expected to contribute net store profitability in fiscal 2006.

In fiscal 2005, the Company relocated and consolidated its Bang & Olufsen store in Greenwich, Connecticut with its Harvey Greenwich store, one block away. This store-within-a-store concept presents Bang & Olufsen products in a unique and separate showcase within a Harvey store. The Company has been able to increase its Bang & Olufsen sales with this new store-within-a-store concept without the overhead of a separate store.

Net sales for all of the Company's retail stores experienced declines for the first half of fiscal 2006, as compared to the same period last year, except the Company's Mt. Kisco, New York store, its store within ABC Carpet and Home in Manhattan and its Greenwich, Connecticut store. These stores benefited from strong custom installation business during the quarter.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

Revenues (Continued)
Net sales for all of the Company's retail stores experienced declines for the second quarter of fiscal 2006, except the Company's Mt. Kisco, New York store and its store within ABC Carpet and Home in Manhattan.

In the latter part of fiscal 2005, the Company's marketing efforts were in a transition stage. Effective September 1, 2005, the Company engaged a new advertising agency, Avrett Free Ginsberg, to promote its brand and increase awareness in the Company's service initiatives. The advertising campaign, which was expected to be released in the second quarter of fiscal 2006, was modified to reflect current market conditions, customer needs and service demands. We believe the delay in releasing the new campaign had a negative impact on second quarter sales. Additionally, we recently conducted consumer focus groups and are now analyzing the findings and results of these groups.

The Company has recently engaged a consultant and brand expert, who is also a new Board appointee, to assist in developing the new campaign and to strategize how to best promote and build the Harvey brand. The Company is expected to pay this Board designee $50,000 over three months. It is expected that the Company's marketing efforts and expenditures will increase in the third and fourth fiscal quarters.

These efforts will continue to include radio, newspaper, direct mail and e-mail broadcasts, as well as the continued promotion of the Company's website, www.harveyonline.com. The Company expects to improve or replace its website in fiscal 2006.

For fiscal 2006, the Company also will endeavor to put additional efforts and resources into its important customer relations management initiatives and plans to be more aggressive with specific e-mail promotions to prospective and existing customers.

Cost and Expenses. Total cost of goods sold for the twenty-six weeks ended April 29, 2006, decreased 2.5% to $12,361,000 as compared to the same period last year. Cost of goods sold for the second quarter of fiscal 2006 decreased 2.8% to $5,527,000, as compared to the same quarter last year. The decline in cost of goods sold for the first half of fiscal 2006 was due primarily to the overall 4% decrease in net sales, as noted above, and was increased by the decline in the Company's overall gross margin for this period. The decline in cost of goods sold for the second quarter of fiscal 2006 was due primarily from the 1.9% decrease in net sales as noted above, offset by the improvement in the gross profit margin for this quarter.

The gross profit margin for the first half of fiscal 2006 declined to 40.9% from 41.9% for the same period last year. The decline in the gross profit margin was primarily due to continued video price compression, reduced higher margin audio sales, and additionally from price promotions offered in the first quarter. This was offset somewhat by an increase in higher margin labor revenues.

The gross profit margin for the second quarter of fiscal 2006 increased to 42.1% from 41.6% for the same quarter last year. This improvement was due primarily to additional labor revenues where higher margins were achieved due to modified and increased labor rates, and offset by a decrease in higher margin audio sales.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

Cost and Expenses (continued)
Additional higher margin furniture, cable, wire and surge protector sales helped to mitigate the decline in the Company's overall gross profit margin for the first half of fiscal 2006.

The Company's total cost of goods sold includes freight costs, purchase discounts from its vendors and inventory shrink. The Company's gross profit margin may not be comparable to other reporting electronics retailers as other entities may include the costs relating to their warehousing and distribution networks. Warehouse and distribution network costs for the first half and second quarter of fiscal 2006 approximated $314,000 and $146,000, respectively, and are included in SG&A expenses. Warehouse and distribution network costs for the first half and second quarter of fiscal 2005 approximated $374,000 and $176,000, respectively and are included in SG&A expenses.

Selling, general and administrative ("SG&A") expenses for the twenty-six weeks ended April 29, 2006 decreased by 5.3% to $8,422,000 as compared to the same period last year. SG&A expense for the second quarter of fiscal 2006 decreased by 6.4% to $4,018,000 as compared to the same quarter last year. The decrease for the first half and second quarter of fiscal 2006 was offset by additional SG&A expenses aggregating $483,000 and $254,000, respectively, relating to the Company's new Bridgewater, New Jersey store.

Net advertising expense, which is included in SG&A expenses in the Company's Statements of Operations, declined to $160,000 and $ - 0 - for the first half and second quarter of fiscal 2006, as compared to the $470,000 and $145,000 for the same periods last year. This decrease was primarily related to a reduction in advertising expenditures. The Company is also expected to realize a decline in cooperative advertising support from its vendors during the first half of fiscal 2006, as compared to the first half in fiscal 2005.

Management has been proactive in response to the sales decline with its cost reduction program. As a result, SG&A expenses declined from reduced payroll and payroll related expenses, management bonuses, other selling expenses, professional fees and communications. These decreases were offset by increased depreciation expense and occupancy costs.

As part of its ongoing cost reduction program, Management will continue to examine ways to reduce expenses further in fiscal 2006. This includes ongoing negotiations with its landlords for rent reductions or deferrals or the reduction of certain facilities. Additionally, Management will continue it efforts to improve its purchasing and inventory efficiencies, implement positive merchandising changes, while cultivating its profitable service offerings.

The Company plans to continue to hire and train custom installation personnel, as needed, and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan. Management also expects to intensify its sales training efforts in fiscal 2006 to ensure that its customers are given an exceptional and unsurpassed retail experience.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

Cost and Expenses (continued)
Interest expense increased by approximately $73,000 or 74.1% in the first half of fiscal 2006 from the same period last year. For the second quarter of fiscal 2006, interest expense has increased approximately $41,000 or 76.5% from the same quarter last year. This was primarily due to increased borrowings and higher interest rates. The Company's balance outstanding on its credit facility had increased as the Company used the credit facility to finance the construction of its new retail store in Bridgewater, New Jersey, in fiscal 2005. Additionally, the credit facility was used to fund expenditures for computer equipment, software deposits and development work relating to the replacement of its legacy computer system expected to be completed in fiscal 2006.

For the twenty-six weeks ended April 29, 2006, no income tax provision was necessary due to the net loss. For the second quarter of fiscal 2006, the Company recorded a deferred tax benefit of $25,000.

For the twenty-six weeks ended April 30, 2005, the Company's income tax provision represents deferred tax expense of $62,000. This income tax provision will not require a significant use of the Company's cash. For the second quarter of fiscal 2005, the Company recorded a deferred tax benefit of $118,000.

Liquidity and Capital Resources

At April 29, 2006 and October 29, 2005, the Company's ratio of current assets to current liabilities was 1.64 and 1.52, respectively.

The current ratio at April 29, 2006 was positively impacted by a decline in trade accounts payable and was negatively impacted by a decline in inventory.

Net cash provided by operating activities for the first half of fiscal 2006 increased to $213,000 from $65,000 for the same period last year. For the first half of fiscal 2006, the Company reported a net loss of $6,200 as compared to a net profit of $89,000 for the same period last year. This was offset by the planned significant reduction in inventory for the first half of fiscal 2006, where in fiscal 2005, inventories were increased. This benefit was offset by the significant reduction of trade accounts payable. Furthermore, trade accounts receivable and accrued expenses were reduced in the first half of fiscal 2006, but not to the extent reduced in fiscal 2005.

Net cash used in investing activities for this first half of fiscal 2006 was $349,000 as compared to $643,000 for the same period last year. Net cash used in investing activities included the purchase of equipment and software aggregating $147,000 and deposits on development work aggregating $211,000 related to the planned replacement of the Company's legacy computer system. For the first half of fiscal 2005, $643,000 was used for the purchase of leasehold improvements, software and equipment.

Net cash provided by financing activities for the first half of fiscal 2006 was $139,000, as compared to $579,000 for the same period last year. Financing activities for the first half included net borrowings of $331,000, increasing the credit facility, preferred stock dividends of $25,000 and principal payments on note payables of $32,000. Additionally, fees relating to the Company's proposed Private Placement aggregated $135,000. Financing activities for the first half of fiscal 2005 included net payments of $632,000, reducing the credit facility, preferred stock dividends paid of $33,000 and principal payments on note payables of $19,000.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

Liquidity and Capital Resources (Continued)
In November 2003, the Company entered into a five-year $7.5 million credit facility with Webster Business Credit Corporation ("Webster"), a subsidiary of Connecticut based Webster Bank. Under the credit facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible credit card receivables and inventory, less certain reserves, as defined. The credit facility expires November 21, 2008.

The interest rate on all borrowings under the credit facility is 0.25% over Webster Bank's prime rate (7.75% at April 29, 2006) or LIBOR plus 2.75%, at the Company's option.

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

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of EBITDA. Additionally, the Company's capital expenditures cannot exceed a predetermined amount. In September 2005, the Company entered into a First Amendment with Webster. The First Amendment waived any covenant defaults existing at the end of the third quarter of fiscal 2005 and modified the EBITDA and capital expenditures covenants for the fourth quarter of fiscal 2005. On January 20, 2006, the Company entered into a Second Amendment with Webster. The Second Amendment modified the EBITDA and capital expenditures covenants for the first quarter of fiscal 2006. On February 17, 2006, the Company entered into a Third Amendment with Webster, which further modified the EBITDA covenant, effective at the beginning of the Company's second quarter. As of April 29, 2006, the Company was in compliance with all covenants.

At June 12, 2006, there was approximately $3,064,000 in outstanding borrowings under the credit facility, with approximately $1,128,000 available to borrow under this credit facility.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. At April 29, 2006, 600 shares of Preferred Stock, held by one shareholder, are currently outstanding and convertible into 486,500 shares of Common Stock.

The Company's  newest 4,500 square foot Harvey retail  showroom in  Bridgewater,
New Jersey opened in late June 2005. In fiscal 2005, the Company financed all necessary leaseholds, equipment, furniture, fixtures and inventory, aggregating $1,560,000, with its credit facility. In fiscal 2006, the Company expects to make miscellaneous purchases of computer equipment, and other assets, approximating $100,000 to be financed using the Company's credit facility.

The Company plans to replace its existing computer system in October 2006. The project cost is estimated at $600,000 - $650,000. At April 29, 2006, the remaining costs to complete the project are estimated at $250,000 - $300,000. These costs will be financed using the Company's credit facility in fiscal 2006.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

Liquidity and Capital Resources (Continued)
The Company intends to introduce its new advertising campaign in the third quarter of fiscal 2006, primarily with print, radio, direct mail and e-mail broadcasts. Advertising expenditures are expected to be increased for the third and fourth fiscal quarters.

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

As fully described in Note 7 to the financial statements, the Company has entered in a proposed Securities Purchase Agreement with several institutional and other accredited investors. Pursuant to the proposed Securities Purchase Agreement, the Company will receive in a Private Placement, $4,000,000 from the sale of a new 8% Series B Convertible Preferred Stock. The proceeds will be used by the Company primarily for general corporate and working capital purposes to refurbish existing stores and to add new smaller format retail locations. The funds will also be used to help develop the new retail concept, the Harvey Design Center, to emphasize and reinforce the changing services and products that the Company offers.

The Securities Purchase Agreement and all related transactions (see Note 7 and the Company's Proxy Statement) are contingent upon and require the consent of the Company's shareholders, which will be sought at the annual meeting of shareholders scheduled to be held June 30, 2006. The closing of the proposed Private Placement, if approved by the shareholders, will be held as soon as practicable following the annual meeting. If the proposed Private Placement is approved by the shareholders, a full valuation allowance will be required on all deferred tax assets as a change in control will have taken place. As a result, $1,350,000 of income tax expense and the removal of the deferred tax assets from the Company's balance sheet, in the same amount, are expected to be recorded in the Company's third fiscal quarter.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

Liquidity and Capital Resources (Continued)
The Company has no off-balance sheet arrangements as of April 29, 2006.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the Chief Executive Officer/President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive
Officer/President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (April 29, 2006), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Chief Executive Officer/President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)

                           PART II. OTHER INFORMATION:

Items 2, 3, 4 and 5 were not applicable in the quarter ended April 29, 2006.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)


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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2005
                                   (Unaudited)


Item 6. Exhibits


Exhibits
Exhibit Number                              Description
--------------                              -----------

Exhibit 31.1  Certification - Chief Executive Officer/President


Exhibit 31.2  Certification - Chief Financial Officer


Exhibit 32.1  Certification - Chief Executive Officer/President


Exhibit 32.2  Certification - Chief Financial Officer


On April 18, 2006, the Company filed the proposed Purchase Agreement by and between the Company and certain Investors as well as all related appendices.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 29, 2006
                                   (Unaudited)


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2006.

                            Harvey Electronic-s, Inc.

                            By:/s/Franklin C. Karp
                               ----------------------------------------
                               Franklin C. Karp
                               Chief Executive Officer/President

                           By:/s/Joseph J. Calabrese
                              ----------------------------------------
                              Joseph J. Calabrese
                              Executive Vice President, Chief Financial
                              Officer, Treasurer & Secretary