Form 10-Q
period 2006-07-29
HARVEY ELECTRONICS INC
filed 2006-09-18
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended July 29, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from -------------- to -------------------------


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

As of September 18, 2006, 3,508,584 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX


PART I.   Financial Information

Item 1.   Financial Statements:                                                         Page No.

          Statements of Operations (Unaudited) -Thirty-Nine Weeks ended July 29,
          2006 and July 30, 2005 and Thirteen Weeks Ended July 29, 2006 and July
          30, 2005.........................................................................3

          Balance   Sheets  -  July  29,  2006   (Unaudited)   and  October  29,
          2005.............................................................................4

          Statement of  Shareholders'  Equity  (Unaudited) -  Thirty-Nine  Weeks
          Ended July 29, 2006..............................................................5

          Statements of Cash Flows  (Unaudited)  - Thirty-Nine  Weeks Ended July
          29, 2006 and July 30, 2005 ......................................................6

          Notes to Financial Statements (Unaudited) .......................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................................17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ......................29

Item 4.   Disclosure Controls and Procedures ..............................................29

PART II.  Other Information

Item 1.   Legal Matters ...................................................................30

Item 6.   Exhibits ........................................................................32

Signatures ................................................................................33

Exhibit Number 10.1
Exhibit Number 10.2
Exhibit Number 31.1
Exhibit Number 31.2
Exhibit Number 32.1
Exhibit Number 32.2

                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)

                                                   Thirty-nine Weeks  Thirty-nine Weeks    Thirteen Weeks   Thirteen Weeks
                                                         Ended               Ended             Ended             Ended
                                                       July 29,            July 30,           July 29,         July 30,
                                                         2006                2005               2006             2005
                                                 -------------------- ------------------ ----------------- ----------------

Net sales                                                $28,555,038        $30,832,786        $7,623,855       $9,019,892
Other income                                                  26,929                  -            10,365                -
                                                 -------------------- ------------------ ----------------- ----------------
                                                          28,581,967         30,832,786         7,634,220        9,019,892
                                                 -------------------- ------------------ ----------------- ----------------

Cost of sales                                             16,760,185         17,952,840         4,399,600        5,282,150
Selling, general and administrative expenses              12,379,080         13,264,392         3,957,521        4,371,848
Interest expense                                             273,175            161,438           101,379           62,759
                                                 -------------------- ------------------ ----------------- ----------------
                                                          29,412,440         31,378,670         8,458,500        9,716,757
                                                 -------------------- ------------------ ----------------- ----------------
Loss before income taxes                                   (830,473)          (545,884)         (824,280)        (696,865)
Income taxes (benefit)                                     1,350,000                  -         1,350,000         (62,000)
                                                 -------------------- ------------------ ----------------- ----------------
Net loss                                                 (2,180,473)          (545,884)       (2,174,280)        (634,865)

Preferred Stock dividend requirement                          37,831             39,654            12,750           12,750
                                                 -------------------- ------------------ ----------------- ----------------
Net loss applicable to common shareholders              ($2,218,304)         ($585,538)      ($2,187,030)       ($647,615)
                                                 ==================== ================== ================= ================

Net loss per share applicable to
common shareholders:

  Basic                                                      ($0.63)            ($0.17)           ($0.62)          ($0.18)
                                                 ==================== ================== ================= ================
  Diluted                                                    ($0.63)            ($0.17)           ($0.62)          ($0.18)

                                                 ==================== ================== ================= ================

Shares used in the calculation of net
loss per common shareholder:
  Basic                                                    3,508,584          3,491,052         3,508,584        3,508,584
                                                 ==================== ================== ================= ================
  Diluted                                                  3,508,584          3,491,052         3,508,584        3,508,584
                                                 ==================== ================== ================= ================

See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                                 Balance Sheets

                                                                                            July 29,        October
                                                                                              2006            29,
                                                                                           (Unaudited)      2005 (1)
                                                                                          -------------- --------------
Assets
Current assets:
   Cash and cash equivalents                                                                    $18,900        $16,400
   Accounts receivable, less allowance of $20,000 and $20,000                                   552,593        589,450
   Inventories                                                                                6,834,331      7,427,364
   Prepaid expenses and other current assets                                                    280,488        284,151
   Deferred taxes                                                                                     -        301,000
                                                                                          -------------- --------------
Total current assets                                                                          7,686,312      8,618,365
                                                                                          -------------- --------------
Property and equipment:
   Leasehold improvements                                                                     4,610,951      4,556,945
   Furniture, fixtures and equipment                                                          2,991,440      2,887,233
   Internet website                                                                             461,870        461,870
                                                                                          -------------- --------------
                                                                                              8,064,261      7,906,048
   Less accumulated depreciation and amortization                                             5,158,339      4,655,147
                                                                                          -------------- --------------
                                                                                              2,905,922      3,250,901
Intangible asset-software, less accumulated amortization of $37,331 and $12,543                 121,476        137,234
Deferred taxes                                                                                        -      1,049,000
Goodwill                                                                                        125,000        125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                                           283,440        283,440
Other assets, less accumulated amortization of $314,794 and $299,184                            953,124        415,166
                                                                                          -------------- --------------
Total assets                                                                                $12,075,274    $13,879,106
                                                                                          ============== ==============
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                                                     $2,402,883     $2,536,222
  Customer deposits                                                                           1,570,979      1,696,807
  Accrued expenses and other current liabilities                                              1,576,832      1,314,912
  Revolving line of credit facility                                                           3,939,138              -
  Income taxes payable                                                                           31,779         37,000
  Cumulative Preferred Stock dividends payable                                                    4,654         17,404
  Current portion of long-term debt                                                              58,289         55,505
                                                                                          -------------- --------------
Total current liabilities                                                                     9,584,554      5,657,850
                                                                                          -------------- --------------
Long-term liabilities:
  Revolving line of credit facility                                                                   -      3,486,441
  Long-term debt                                                                                 27,891         71,962
  Deferred rent                                                                                 394,494        376,214
                                                                                          -------------- --------------
Total long-term liabilities                                                                     422,385      3,934,617
                                                                                          -------------- --------------
Commitments and contingencies
Shareholders' equity:
   8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
authorized 10,000 shares; issued and outstanding 600 shares (aggregate liquidation preference--$600,000)

                                                                                                275,682        275,682
  Common Stock, par value $.01 per share; authorized 10,000,000 shares;
  issued and outstanding; 3,508,584 shares                                                       35,086         35,086
  Additional paid-in capital                                                                  8,436,384      8,436,384
  Accumulated deficit                                                                       (6,678,817)    (4,460,513)
                                                                                          -------------- --------------
Total shareholders' equity                                                                    2,068,335      4,286,639
                                                                                          -------------- --------------
Total liabilities and shareholders' equity                                                  $12,075,274    $13,879,106
                                                                                          ============== ==============
(1)  Derived from the audited balance sheet at October 29, 2005.

See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                       Preferred Stock               Common Stock    Additional                         Total
                                  ----------------------- ------------------------    Paid-in        Accumulated    Shareholders'
                                   Shares      Amount     Shares         Amount       Capital         Deficit          Equity
                                  --------- ------------- ------------ ----------- -------------- ---------------  ----------------
Balance at October 29, 2005            600  $ 275,682     3,508,584     $ 35,086   $ 8,436,384     $ (4,460,513)    $  4,286,639
  Net loss for the period                -          -             -            -             -       (2,180,473)     (2,180,473)
  Preferred Stock dividend               -          -             -            -             -          (37,831)       (37,831)


                                  --------- ------------- ------------ ----------- -------------- ---------------  ----------------
Balance at July 29, 2006               600   $ 275,682      3,508,584   $ 35,086  $  8,436,384     $(6,678,817)     $  2,068,335
                                  ========= ============= ============ =========== ============== ===============  ================

See accompanying notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows

                                                                          Thirty-nine Weeks       Thirty-nine Weeks
                                                                                Ended                   Ended
                                                                               July 29,               July 30,
                                                                                 2006                   2005
                                                                         -------------------- ---------------------
Operating activities
Net loss                                                                        ($2,180,473)            ($545,884)
Adjustments to reconcile net loss to net cash provided
  by (used) in operating activities:
    Depreciation and amortization                                                    543,882               514,642
    Deferred tax expense                                                           1,350,000                     -
    Straight-line impact of rent escalations                                          18,280                97,676
    Miscellaneous                                                                      9,455                51,987
    Changes in operating assets and liabilities:
      Accounts receivable                                                             36,857               236,757
      Inventories                                                                    593,033                45,782
      Prepaid expenses and other current assets                                       93,107              (82,598)
      Trade accounts payable                                                       (133,339)              (94,649)
      Customer deposits                                                            (125,828)             (179,651)
      Accrued expenses, other current liabilities
        and income taxes                                                             167,255             (147,377)
                                                                         -------------------- ---------------------
Net cash provided by (used) in operating activities                                  372,229             (103,315)
                                                                         -------------------- ---------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                                     (161,124)           (1,198,627)
Purchases of intangible assets- software                                             (9,031)               (5,000)
Purchases of other assets                                                          (379,343)             (177,742)
Security deposits-net                                                                  8,844                     -
                                                                         -------------------- ---------------------
Net cash used in investing activities                                              (540,654)           (1,381,369)
                                                                         -------------------- ---------------------
Financing activities
Borrowings of revolving credit facility                                           31,195,703            34,818,593
Payments of revolving credit facility                                           (30,743,006)          (33,240,732)
Fees relating to proposed private placement                                        (189,904)                     -
Preferred Stock dividends paid                                                      (50,581)              (58,824)
Principal payments on note payable                                                  (41,287)              (32,353)
                                                                         -------------------- ---------------------
Net cash provided by financing activities                                            170,925             1,486,684
                                                                         -------------------- ---------------------
Increase in cash and cash equivalents                                                  2,500                 2,000
Cash and cash equivalents at beginning of period                                      16,400                15,990
                                                                         -------------------- ---------------------
Cash and cash equivalents at end of period                                           $18,900               $17,990
                                                                         ==================== =====================
Supplemental cash flow information:
Interest paid                                                                       $262,000              $141,000
                                                                         ==================== =====================
Taxes paid                                                                            $5,000               $49,000
                                                                         ==================== =====================
See accompanying notes to financial statements.


                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 29, 2006
                                   (Unaudited)


1. Basis of Presentation and Description of Business

Basis of Presentation

The Company has experienced a material decline in sales and has reported significant operating losses in its third quarter of fiscal 2006, which has strained its liquidity and capital resources. The Company has received significant support from its vendors and landlords as well as support from its bank, in the form of extended payment terms and additional financing to provide liquidity. However, Management believes that the funds to be received from the proposed $4.0 million Private Placement (see Note 7) are critical to the Company's operations, if it is to regain profitability. As a result, the Company will need to complete the proposed Private Placement, which is contingent on shareholder approval, to supplement its cash flow from operations and its available financing from its credit facility. The Company can give no assurance that it will be able to return to profitability or perhaps even continue its operations in its present form without this financing or alternative additional financing. Due to the uncertainty relating to the Fifth Amendment and Waiver Agreement (see Note 2), the balance on the Company's credit facility at July 29, 2006 has been presented as a current liability.

The accompanying unaudited interim financial statements of Harvey Electronics, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals and valuation allowances) considered necessary for a fair presentation have been included.

Operating results for the thirty-nine week period ended July 29, 2006 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending October 28, 2006. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by the holiday shopping season. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 29, 2005.

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

The Company's fiscal year ends the Saturday closest to October 31, and can consist of either a 52- or 53-week year. Fiscal 2006 and 2005 are both 52-week years. The thirty-nine and thirteen-week periods, discussed in this Form 10Q may be referred to as nine and three month periods, respectively.

Additionally, certain items in the Unaudited Statement of Operations for the thirty-nine weeks ended July 30, 2005 have been reclassified to conform to the 2006 presentation.


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

The interest rate on all borrowings under the credit facility is either 0.25% over Webster Bank's prime rate (8.25% at July 29, 2006) or LIBOR plus 2.75%, at the Company's option. Under the credit facility, the Company pays Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility.

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

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain monthly and quarterly levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Additionally, the Company's annual capital expenditures cannot exceed a predetermined amount. In September 2005, the Company entered into a First Amendment and Waiver Agreement with Webster which waived any covenant defaults existing at the end of the third quarter of fiscal 2005 and modified the EBITDA and capital expenditures covenants for the fourth quarter of fiscal 2005. On January 20, 2006, the Company entered into a Second Amendment with Webster which modified the EBITDA and capital expenditures covenants for the first quarter of fiscal 2006. In February 2006, the Company entered into a Third Amendment with Webster, which further modified the EBITDA covenant, effective at the beginning of the Company's second quarter. On July 31, 2006, the Company entered into a Fourth Amendment with Webster which waived certain EBITDA covenant defaults and additionally provided additional financing in the form of an over-advance, if needed, on the credit facility through September 30, 2006. On September 18, 2006, the Company entered into the Fifth Amendment with Webster which (i) waived certain EBITDA covenant defaults, (ii) modified certain financial covenants for September and October 2006, (iii) outlined new covenants for November and December 2006, and (iv) in the event the Private Placement (as defined herein) is funded, requires that (A) a new operational and business plan be received from the Company within thirty days of funding, and (B) new covenants be set within sixty days of funding. An event of default will occur if: (1) the Private Placement is not approved by the Company's shareholders by October 27, 2006, (2) the Private Placement is not funded by November 10, 2006, or (3) the Purchase Agreement is terminated by any party prior to its consummation. In addition, by October 15, 2006, the Company must retain a management consultant acceptable to Webster. Due to the uncertainty relating to the Fifth Amendment and Waiver Agreement, the balance on the Company's credit facility at July 29, 2006 has been presented as a currrent liability.

As the credit facility expires in three years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at July 29, 2006 ($3,939,000) and October 29, 2005 ($3,486,000), under the credit facility as a long-term liability.


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

The  following  represents  the  gross  amounts  of  advertising   expenditures,
cooperative advertising reimbursements and net advertising expense for the periods reported:


                                                   Nine Months Ended                        Three Months Ended
                                         July 29, 2006       July 30, 2005         July 29, 2006         July 30, 2005
                                         -------------       -------------         -------------         -------------
Gross Advertising
    expenditures                          $1,640,000           $2,342,000            $500,000              $807,000

Cooperative advertising
    reimbursements                         1,360,000           1,552,000              380,000               487,000
                                           ---------           ---------              -------               -------

Net advertising expense                    $280,000             $790,000             $120,000              $320,000
                                           ========             ========             ========              ========

4. Loss Per Share

Basic and diluted loss per share are calculated in accordance with Statement of Financial Accounting ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share excludes the dilutive effects of options and convertible preferred stock. Diluted earnings per share includes only the dilutive effects of common stock equivalents such as stock options and convertible preferred stock.

The following table sets forth the computation of basic and diluted loss per share for the periods presented pursuant to SFAS No. 128.


                                                         Nine Months Ended                Three Months Ended
                                                July 29, 2006    July 30, 2005     July 29, 2006    July 30, 2005
                                                -------------    -------------     -------------    -------------
Numerator:
Net loss                                        $(2,180,473)       $(545,884)     $(2,174,280)         $(634,865)
Dividends on convertible preferred stock
                                                    (37,831)         (39,654)         (12,750)           (12,750)
                                                    --------         --------         --------           --------
Numerator for basic earnings per share
   - loss applicable to common
   shareholders                                  (2,218,304)        (585,538)      (2,187,030)          (647,615)
Effect of dilutive securities:
    Dividends on convertible preferred
   stock                                                  -                -                 -                 -
                                                -----------        ---------        ----------          ---------
Numerator for diluted earnings per
   share - loss applicable to common
   shareholders after
     assumed conversion                         $(2,218,304)       $(585,538)     $(2,187,030)         $(647,615)
Denominator:
Denominator for basic earnings per
   share - weighted average shares
   outstanding during the period                  3,508,584        3,491,052        3,508,584          3,508,584
Effect of dilutive securities:
   Stock options                                          -                -                -                  -
   Convertible preferred stock                            -                -                -                  -
                                                -----------        ---------        ----------          ---------
Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions                 3,508,584        3,491,052        3,508,584          3,508,584
                                                  =========        =========        =========          =========

Basic net loss  per share                                $(.63)           $(.17)           $(.62)             $(.18)
                                                         ======           ======           ======             ======
Diluted net loss per share                               $(.63)           $(.17)           $(.62)             $(.18)
                                                         ======           ======           ======             ======

The conversion price of the Company's preferred stock is $1.2333. Convertible preferred stock was not included in the diluted earnings per share calculation for all periods presented, as they were anti-dilutive.


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

For the thirty-nine weeks ended July 29, 2006 and July 30, 2005, no income tax provision was necessary due to net losses. For the third quarter of fiscal 2006, the Company recorded no income tax provision as a result of the net loss. For the third quarter of fiscal 2005, a deferred tax benefit of $62,000 (8.9%
effective tax benefit) was recorded. As a result, the Company's long-term deferred tax asset was increased by the same amount.

During the nine months ended July 29, 2006, the Company provided no income tax benefit against current operating losses because of uncertainty regarding their future realization. In addition, as of the third quarter ended July 29, 2006, the Company provided a full valuation allowance against previously recorded net deferred tax assets. In accordance with SFAS 109, "Accounting For Income Taxes", this valuation allowance was necessary because the Company expects cumulative losses for its last three fiscal years, including fiscal 2006, which create a degree of uncertainty regarding the future realization of such net deferred tax assets. As a result, the Company recorded a deferred tax expense of $1,350,000 in its third quarter ended July 29, 2006.


6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

The Company follows the provisions of SFAS No. 142, and accordingly, both goodwill and the Company's other intangible asset, reorganization value in excess of amounts allocable to identifiable assets, are not amortized and are subject to an annual impairment test.

In the second quarter of fiscal 2006 and fiscal 2005, the Company engaged a qualified independent firm to perform a valuation of the Company and to prepare the necessary goodwill impairment analysis. After completion, this independent firm found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset are tested annually to identify if impairment has occurred.


7. Proposed Private Placement and Change of Control

On April 17, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), modified by an amendment dated September 8, 2006, with several institutional and other accredited investors (the "Investors") led by Trinity Investment Partners LLC ("Trinity"). Pursuant to the Purchase Agreement, the Company will receive $4,000,000 from the sale (the "Private Placement") of 8% Series B Convertible Preferred Stock (the "Series B Stock"). The proceeds from the proposed Private Placement will be used by the Company primarily for general corporate and working capital purposes, to refurbish existing stores and to add new smaller format retail locations.

The Company's shareholders will incur substantial dilution of their percentage ownership in the Company if the proposed Private Placement is completed and if all related securities are issued. Based on the number of common shares outstanding at July 29, 2006, the aggregate ownership of all holders of the common stock immediately prior to the issuance of the securities pursuant to the proposed Private Placement, on a fully diluted basis, would be reduced by approximately 82.4%. While this represents significant dilution, the Company will receive the funds necessary to substantially advance its business, aggregating approximately $13.4 million, if all warrants issued in connection with the proposed Private Placement are exercised, including the $4.0 million to be received at closing.

The Purchase Agreement and the related transactions contemplated thereby require the consent of the Company's shareholders, which will be sought at the annual meeting of shareholders expected to be held on October 27, 2006. The closing of the proposed Private Placement, if it is approved by the Company's shareholders, will be held as soon as practicable following the annual meeting.

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

As part of the proposed Private Placement, the Company will also enter into a Consulting Agreement, as amended, with Trinity pursuant to which Trinity will receive reimbursement of $350,000 in expenses, a Series B seven-year warrant to purchase two million shares of the Company's common stock exercisable at $0.70 per share, and a Series C seven-year warrant to purchase three and one-half million shares of the Company's common stock exercisable between $0.80 and $1.70 per share in ten equal tranches, with the exercise price increasing by $0.10 in each tranche. Under the terms of the Purchase Agreement and the Consulting Agreement, the Company has agreed to pay an aggregate break-up fee of $700,000: to the Investors ($150,000) if the Private Placement is not completed within six months from the date of the Purchase Agreement due solely to the Company's acceptance of an alternative offer for a change of control transaction; and Trinity ($550,000) if the Private Placement is not completed within six months from the date of the amended Consulting Agreement due solely to the Company's acceptance of an alternative offer for a change of control transaction. Cash transaction expenses in connection with the proposed Private Placement are expected to be approximately $750,000, including the $350,000 to be reimbursed to Trinity.

Subject to closing, the Company could be subject to an original issue discount on the preferred stock, which would be deemed to be a dividend to the preferred investors. The final amount of the original issue discount will be determined based on the value of the stock and below market conversion feature as of the issuance date.

A Registration Rights Agreement will be executed by the Company and the Investors. Pursuant to this agreement, the Company is obligated to register with the Securities and Exchange Commission ("SEC") the shares of common stock that are issuable upon exercise of the Series A Warrant and upon conversion of the Series B Stock. In accordance with the separate Registration Rights Agreement between the Company, Trinity, and D. Andrew Stackpole, the Company has agreed to register with the SEC the shares of common stock that are issuable upon exercise of the Series B and Series C Warrants and shares issued or issuable pursuant to the warrants relating to the proposed Employment Agreement ("Employment Agreement") with D. Andrew Stackpole, provided that such shares will not be registered until at least six months following the effective date of the Registration Rights Agreement for the benefit of the Investors. In connection with all registerable securities, the Company will be required to pay a penalty for failure to timely file the Registration Rights Agreement or have it declared effective.

vFinance Investments, Inc. ("vFinance") will act as placement agent for the Private Placement and, upon closing of the transaction, will receive 350 shares of Series B Stock and a Series A seven-year warrant to purchase 500,000 shares of the Registrant's common stock exercisable at $1.40 per share in lieu of a cash fee. In addition, vFinance will receive the sum of $50,000 in cash which shall be donated to a charity of its choice. Principals of one of the institutional investors in the transaction are affiliated with vFinance.

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

If the transaction is approved by the shareholders, the Company's current Board of Directors will be replaced by a new slate of nine Directors, six of which were appointed by Trinity. The transaction is contingent upon the shareholders electing this new slate of Directors, as well as approving the proposal to amend and restate the Company's bylaws to provide for a staggered board of directors and limitations on the removal of such directors.

The Company's current management team is expected to remain in their current positions following the transaction. In connection with this proposed transaction, the Company's management team is required to waive certain change of control provisions contained in their severance agreements and, for doing so, will be receiving special retention bonuses of between $5,000 and $10,000 per quarter for the next ten consecutive quarters beginning in May 2006.

As noted above, the Company's certificate of incorporation will also be required to be amended and restated, as approved by the shareholders, to add the new class of Series B Preferred Stock and to increase the Company's authorized number of shares of common stock to accommodate the proposed Private Placement.

Furthermore, upon the consummation of the proposed Private Placement, the Company's utilization of its net operating loss carryforwards will be limited as a change of control will have taken place pursuant to Internal Revenue Code
Section 382. Management believes that the funds to be received from the proposed $4.0 million Private Placement are critical to the Company's operations if it is to return to profitability (see Note 1).


8. Share Based Compensation

The Company's Board of Directors and shareholders approved by the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan") in fiscal 1998. The Stock Option Plan provides for the granting of up to 1,000,000 shares of incentive and non-qualified Common Stock options and stock appreciation rights to directors, officers and employees. At July 29, 2006 and October 29, 2005, the Company had incentive stock options outstanding aggregating 852,100 and 889,600 options, respectively. All outstanding options are vested. These options were granted by the Company's Compensation and Stock Option Committee and are exercisable at between five and ten years from the date of grant. No stock options have been granted since fiscal 2002.


A summary of stock option transactions is as follows for the nine months ended July 29, 2006.


                                                        Weighted Average      Weighted Average
                                      Number of         Average Exercise        Remaining          Aggregate
                                       Shares           Price Per Share       Contract Term        Intrinsic Value
                                 -------------------- ---------------------- -------------------- --------------------
Options  outstanding at
October 29, 2005                       889,600                $1.39                    4.8                 -
Options granted                           -                     -                       -                  -
Exercised                                                       -                       -                  -
Canceled                              (37,500)                $1.00                     -                  -
                                 -------------------- ---------------------- -------------------- --------------------
Options   outstanding  at
July 29, 2006                         852,100                $1.41                    4.6                 -
                                 ==================== ====================== ==================== ====================
Options   exercisable  at
July 29, 2006                         852,100                $1.41                    4.6                 -
                                 ==================== ====================== ==================== ====================

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

The revised Statement required entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. This pronouncement was adopted in the fourth quarter of fiscal year 2005 and has had no impact on the Company's financial position or results of operations as no stock options were granted, and no previously issued stock options vested in fiscal 2005 or for the first half of fiscal 2006.


9. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 which it will adopt at the beginning of Fiscal 2008.

In June 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)", which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, of EITF Issue No. 06-03 which it will adopt at the beginning of Fiscal 2008.


10. Proposed Reverse Stock Split

The Company's common stock is quoted on the NASDAQ Capital Market. The NASDAQ Capital Market imposes, among other requirements, listing maintenance standards as well as minimum bid price requirements. In recent months, the Company's common stock has traded below $1.00 per share. In December 2005, the Company received a notice from NASDAQ stating that for the last 30 consecutive business days, the bid price of its common stock had closed below the minimum $1.00 per share requirement, and the Company was provided until June 19, 2006 to regain compliance. On June 20, 2006, the Company received a letter from NASDAQ notifying it that its common stock will be de-listed, and that the Company could appeal the staff's determination. The Company was granted a hearing with NASDAQ on August 17, 2006 to appeal the proposed de-listing. On September 1, 2006, the Panel issued a letter to the Company granting the Company's request for continued listing on the NASDAQ Capital Market subject to the following conditions:

     1) On or about September 15, 2006, the Company shall file a Form 10-Q with respect to the quarter ended on or about July 29, 2006, reporting shareholders' equity of at least $2,500,000;

     2) On or before November 15, 2006, the Company will inform the Panel that it has held an annual shareholders' meeting, that a reverse stock split has been approved and that the closing bid price for the Company's shares is at least $1.00 per share; and

     3) On or before November 30, 2006, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.

According to the Panel's letter, the Company must fully comply with these conditions and be in compliance with all requirements for continued listing on The Stock Market. The Company may request that the Listing and Hearing and Review Council review the decision. Additionally, the Company is required to notify of the occurrence of significant events.

It should be noted that the Company has requested that the Panel waive the first condition, which requires shareholders' equity of at least $2,500,000 for the quarter ended July 29, 2006. As of July 29, 2006, the Company does not satisfy this condition due to the impact of a recorded tax expense of $1,350,000 in the third quarter, as explained in detail in Note 5. The Company is awaiting a decision from the Panel regarding the request for a waiver of this condition. If the Panel refuses to grant this request, the Company may request that the Listing and Hearing and Review Council review the decision.

The Company's Board of Directors has proposed a reverse stock split of its common stock and expects that this proposed reverse stock split will increase the market price of its common stock so that it will be able to regain compliance with the NASDAQ minimum bid price listing requirement. While the effect of the reverse split upon the market price of the Company's common stock cannot be predicted with any certainty, the Company's Board of Directors believes that the proposed reverse split, when implemented at an exchange ratio of 1-for-4, will result in the market price of its common stock rising to the level necessary to satisfy the $1.00 minimum bid price requirement. If the proposed reverse split is approved and implemented, all securities of the company and related conversion prices (if applicable), including those to be issued in connnection with the Private Placement described in Item 7, shall be appropriately adjusted to reflect the reverse split.


11. Inventories

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

Nine Months and Three Months Ended July 29, 2006 as Compared to Nine Months and Three Months Ended July 30, 2005

Net Loss. The Company's pre-tax loss for the nine months ended July 29, 2006 was $830,000, as compared to a pre-tax loss of $546,000 for the same period last year. The net loss for the nine months ended July 29, 2006 was $2,180,000, as compared to $546,000 for the same period last year.

The Company reported a pre-tax loss of $824,000 for its third quarter ended July 29, 2006, as compared to a pre-tax loss of $697,000 for the same quarter last year. The net loss for the third quarter of fiscal 2006 was $2,174,000, as compared to a net loss of $635,000 for the same quarter last year.

The nine month and third quarter net loss for fiscal 2006, included a $1,350,000 non-cash deferred tax expense. This related to the full valuation allowance recorded on the Company's net deferred tax assets, as there is uncertainty regarding the future realization of such assets.

The Company believes the non-GAAP measurement of earnings before interest, taxes, depreciation and amortization ("EBITDA") is an important operational measure. Depreciation and amortization have historically been significant in relation to net income or net loss. The Company's depreciation and amortization expense, as is interest expense from its line of credit, primarily relates to the Company's retail stores and expansion of its retail stores. The Company's income tax equivalent provisions or deferred tax expense have also had a significant impact on earnings, but have primarily not required the use of the Company's cash, due to the reporting requirements of Fresh Start Accounting.

The Company's Management, Board of Directors and Webster review EBITDA monthly, quarterly and annually to gauge the Company's performance. EBITDA may also be used in simple valuation measures of the Company, by its shareholders and potential investors. Management understands that there are limitations associated with the use of this non-GAAP measure of EBITDA as compared to net loss. Specifically, a portion of interest expense does relate to the Company's operations and a portion of the income tax equivalent provision, if any, does relate to the payment of certain state taxes, although these amounts are not material. Additionally, the Company will not eliminate any other recurring or non-recurring expenses in its reconciliation of the Company's net loss to EBITDA.

The following is a reconciliation of the Company's net loss to the non-GAAP measure of EBITDA:

                                                  Nine Months Ended                     Three Months Ended
                                         July 29, 2006        July 30, 2005       July 29, 2006       July 30, 2005
                                         -------------        -------------       -------------       -------------
Net loss                                  $(2,180,473)           $(545,884)        $(2,174,280)          $(634,865)

Add back:
Interest expense                               273,175              161,438             101,379              62,759
Income taxes (benefit)                       1,350,000                    -           1,350,000            (62,000)
Depreciation and amortization                  543,882              514,642             181,136             214,504
                                               -------              -------             -------             -------
EBITDA                                       $(13,416)             $130,196          $(541,765)          $(419,602)
                                             =========             ========          ==========          ==========

The Company's net loss for the first nine months of fiscal 2006 and 2005, included net advertising expense of $280,000 and $790,000, respectively. The Company's net loss for the third quarter of fiscal 2006 and 2005 included net advertising expense of $120,000 and $320,000, respectively.

The Company's advertising expenditures for the first nine months of fiscal 2006 decreased by 30% to approximately $1,640,000, as compared to $2,342,000 for the same period last year. Advertising expenditures for the third quarter of fiscal 2006 decreased by 38% to approximately $500,000, as compared to $807,000 for the same quarter last year.

Additionally, as the Company's overall sales declined for the first nine months of fiscal 2006, from the same period last year, the Company is expected to realize less cooperative advertising support from its vendors.

For the nine months ended July 29, 2006 and July 30, 2005, no income tax provision was necessary due to net losses. For the third quarter of fiscal 2006, the Company recorded no income tax provision as a result of the net loss. For the third quarter of fiscal 2005, a deferred tax benefit of $62,000 (8.9% effective tax benefit) was recorded.

During the nine months ended July 29, 2006, the Company provided no income tax benefit against current operating losses because of uncertainly regarding their future realization. In addition, as of the third quarter ended July 29, 2006, the Company provided a full valuation allowance against previously recorded net deferred tax assets. In accordance with SFAS 109, "Accounting For Income Taxes", this valuation allowance was necessary because the Company expects cumulative losses for its last three fiscal years, including fiscal 2006, which create a degree of uncertainty regarding the future realization of such net deferred tax assets. As a result, the Company recorded a deferred tax expense of $1,350,000 in its third quarter ended July 29, 2006.


Revenues. For the nine months ended July 29, 2006, net sales aggregated $28,555,000, a decrease of $2,278,000 or 7.4% from the same period last year. Comparable store sales for the nine-month period ended July 29, 2006 decreased approximately $3,937,000 or 12.8% from the same period last year.

For the third quarter of fiscal 2006, net sales aggregated $7,624,000, a decrease of $1,396,000 or 15.5% from the same quarter last year. Comparable store sales for the third quarter of fiscal 2006 decreased approximately $1,690,000 or 18.9% from the same quarter last year.

The Company's comparable store sales for the first nine months of fiscal 2006 have declined from reduced store traffic as a result of a soft, competitive retail environment. Additionally, ongoing flat panel product shortages from certain key video vendors and continued video price compression experienced in the industry, have contributed to the negative sales results.

The Company's third quarter, and particularly the month of July, was negatively impacted from a very soft retail climate and a further slowdown in retail store traffic. Video price compression and disruptions in flat panel supply continued, but to a lesser extend in the third quarter of fiscal 2006. The Company is seeing this product availability improve from key vendors which should benefit its fourth quarter, however, the Company does expect continued video price compression in the future.

For the first nine months and second quarter in fiscal 2006, the Company has experienced a decline in its audio and video sales, partially offset by an increase in its labor revenue.

While flat panel product shortages and video price compression have continued through the first nine months of fiscal 2006, demand for flat-panel televisions has increased and unit sales have increased approximately 18%. The increase in unit sales was experienced from the sale of larger size plasma and LCD televisions. This continues to provide a service opportunity for the Company, as customers require custom installations of these televisions and related home theaters. The Company's overall flat-panel sales in dollars have decreased for the first nine months of fiscal 2006. Additionally, the Company's overall video business declined approximately 8.5% for the first nine months of the year, reflecting declines in more traditional video products.

Video sales ($12 million) represented approximately 41.4% of gross sales for the first nine months of fiscal 2006, as compared to 41.9% of gross sales for the same period last year. Video sales ($2.9 million) for the third quarter of fiscal 2006 have declined 24.5% from the same quarter last year and represented 37.5% of gross sales, as compared to 49.6% of gross sales for the same quarter last year.

The Company's higher margin audio sales ($13.7 million) have decreased 8.7% for the first nine months of fiscal 2006, as compared to the same period last year, and represented 47.4% of gross sales, as compared to 48.1% of gross sales for the same period last year. Audio sales ($3.9 million) for the third quarter of fiscal 2006 have declined 10.3% from the same quarter last year and represented 50.3% of gross sales as compared to 56.1% of gross sales for the same quarter last year. Audio sales were negatively impacted by reduced audio components, systems, radio and portables, audio accessories and furniture. The Company's cable, wire and surge protector sales continued to be strong, despite the overall reduction in sales.

The Company's higher margin labor revenue ($3.2 million) increased 2.8% for the first nine months of fiscal 2006 from the same period last year and represents 11.2% of gross sales as compared to 10.1% for the same period last year. Labor revenue ($941,000) for the third quarter of fiscal 2006, as compared to the same quarter last year decreased 4.5% and represented 12.2% of gross sales as compared to 12.8% of gross sales for the same quarter last year. In the second quarter of fiscal 2006, the Company increased its labor rates, and as a result has increased labor revenue and resulting labor margins.

The Company believes it continues to benefit from the strong demand for its custom installation services. Additionally, despite increased competition and a decline in retail store traffic, customer demand continues to be strong for digital video products including larger plasma flat screen, LCD flat panel, high-definition televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase, as a percentage of gross sales and accounted for 63.8% of gross sales for the first nine months of fiscal 2006, as compared to approximately 61.6% of gross sales for the same period last year. Overall custom installation sales, including both equipment sales and labor income remained strong and aggregated $18.5 million for the first nine months of fiscal 2006, as compared to $19.3 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

The Company believes it can expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. The Company is offering a 48-hour response time to address the needs of a qualified customer at an additional labor cost. Additionally, the Company has an agreement with Cablevision offering and installing their high speed cable modems and digital cable boxes in conjunction with our installation services to Cablevision's iO digital cable customers. The Company is also working with Time Warner and Patriot Media and Communications in offering these services.

Net sales for the new Harvey retail store located in Bridgewater, New Jersey have been encouraging. The Company believes that this store, opened June 2005, will take some time to mature as its sales have significantly come from new home construction and custom installations which take time to cultivate and complete. The new Bridgewater store is expected to contribute net store profitability in fiscal 2006.

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

Net sales for all of the Company's retail stores experienced declines for the first nine months of fiscal 2006, as compared to the same period last year.

Additionally, net sales for all of the Company's retail stores experienced more significant declines for the third quarter of fiscal 2006.

As discussed above, comparable store sales results were negatively impacted by a slowdown in retail store traffic, flat panel product shortages and price compression of these video products. Comparable store sales results were exacerbated by the poor results of the Company's Midtown Manhattan, Eatontown, New Jersey and Greenvale, Long Island stores. These stores all experienced slower than normal retail store traffic for the periods reported.

The Company's marketing efforts continued to be in a transition stage. Effective September 1, 2005, the Company engaged a new advertising agency, Avrett Free Ginsberg, to promote its brand and increase awareness in the Company's service initiatives. The advertising campaign, which was expected to be released in the second quarter of fiscal 2006, was modified to reflect current market conditions, customer needs and service demands. We believe the delay in releasing the new campaign had a negative impact on second and third quarter sales. Additionally, we recently conducted consumer focus groups and plan further focus groups, and will analyze the findings and results of these groups.

The Company has recently engaged a consultant and brand expert, who would become a member of the Board if the proposed Private Placement is consummated, to assist in developing the new campaign and to strategize how to best promote and build the Harvey brand. The Company has paid this Board designee $50,000 in the third quarter of fiscal 2006. It is expected that the Company's marketing efforts and expenditures will increase in the fourth fiscal quarter and in fiscal 2007.

These efforts will continue to include radio, newspaper, direct mail and e-mail broadcasts, as well as the continued promotion of the Company's website, www.harveyonline.com. The Company expects to improve or replace its website in fiscal 2007.

For fiscal 2006, the Company also will endeavor to put additional efforts and resources into its important customer relations management initiatives and plans to be more aggressive with specific e-mail promotions to prospective and existing customers.


Cost and Expenses. Total cost of goods sold for the nine months ended July 29, 2006, decreased 6.6% to $16,760,000 as compared to the same period last year. Cost of goods sold for the third quarter of fiscal 2006 decreased 16.7% to $4,400,000, as compared to the same quarter last year. The decline in cost of goods sold for the first nine months of fiscal 2006 was due primarily to the overall 7.4% decrease in net sales, as noted above, and was increased by the decline in the Company's overall gross margin for this period. The decline in cost of goods sold for the third quarter of fiscal 2006 was due primarily from the 15.5% decrease in net sales as noted above, offset by the improvement in the gross profit margin for this quarter.

The gross profit margin for the first nine months of fiscal 2006 declined to 41.3% from 41.8% for the same period last year. The decline in the gross profit margin was primarily due to continued video price compression, reduced higher margin audio sales, and additionally from price promotions offered in the first and third quarters. This was offset somewhat by an increase in higher margin labor revenues.

The gross profit margin for the third quarter of fiscal 2006 increased to 42.3% from 41.4% for the same quarter last year. This improvement was due primarily to higher labor margins achieved due to modified and increased labor rates, improved audio margins and offset by a decrease in higher margin audio sales and a reduction in video margins.

Additional higher margin cable, wire and surge protector sales helped to mitigate the decline in the Company's overall gross profit margin for the first nine months of fiscal 2006.

The Company's total cost of goods sold includes freight costs, purchase discounts from its vendors and inventory shrink. The Company's gross profit margin may not be comparable to other reporting electronics retailers as other entities may include the costs relating to their warehousing and distribution networks. Warehouse and distribution network costs for the first nine months and third quarter of fiscal 2006 approximated $444,000 and $130,000, respectively, and are included in SG&A expenses. Warehouse and distribution network costs for the first nine months and third quarter of fiscal 2005 approximated $542,000 and $167,000, respectively and are included in SG&A expenses.

Selling, general and administrative ("SG&A") expenses for the nine months ended July 29, 2006 decreased by 6.7% to $12,379,000 as compared to the same period last year. SG&A expense for the third quarter of fiscal 2006 decreased by 9.5% to $3,958,000 as compared to the same quarter last year. The decrease for the first nine months and third quarter of fiscal 2006 was offset by additional SG&A expenses aggregating $726,000 and $242,000, respectively, relating to the Company's new Bridgewater, New Jersey store.

Net advertising expense, which is included in SG&A expenses in the Company's Statements of Operations, declined to $280,000 and $120,000 for the first nine months and third quarter of fiscal 2006, as compared to the $790,000 and $320,000 for the same periods last year. This decrease was primarily related to a reduction in advertising expenditures. The Company is also expected to realize a decline in cooperative advertising support from its vendors during the first nine months of fiscal 2006, as compared to the same period in fiscal 2005.

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

The Company plans to continue to hire and train custom installation personnel, as needed, and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan. Management also expects to intensify its sales training efforts in fiscals 2006 and 2007 to ensure that its customers are given an exceptional and unsurpassed retail experience.

Interest expense increased by approximately $112,000 or 69.2% in the first nine months of fiscal 2006 from the same period last year. For the third quarter of fiscal 2006, interest expense has increased approximately $39,000 or 61.5% from the same quarter last year. This was primarily due to increased borrowings and higher interest rates. The Company's balance outstanding on its credit facility had increased as the Company used the credit facility to finance the construction of its new retail store in Bridgewater, New Jersey, in fiscal 2005. Additionally, the credit facility was used to fund current operating losses, expenditures for computer equipment, software deposits and development work relating to the replacement of its legacy computer system expected to be completed in fiscal 2006.

For the nine months ended July 29, 2006 and July 30, 2005, no income tax provision was necessary due to net losses. For the third quarter of fiscal 2006, the Company recorded no income tax provision as a result of the net loss. For the third quarter of fiscal 2005, a deferred tax benefit of $62,000 (8.9% effective tax benefit) was recorded.

During the nine months ended July 29, 2006, the Company provided no income tax benefit against current operating losses because of uncertainly regarding their future realization. In addition, as of the third quarter ended July 29, 2006, the Company provided a full valuation allowance against previously recorded net deferred tax assets. In accordance with SFAS 109, "Accounting For Income Taxes", this valuation allowance was necessary because the Company expects cumulative losses for its last three fiscal years, including fiscal 2006, which create a degree of uncertainty regarding the future realization of such net deferred tax assets. As a result, the Company recorded a deferred tax expense of $1,350,000 in its third quarter ended July 29, 2006.


Liquidity and Capital Resources

At July 29, 2006 and October 29, 2005, the Company's ratio of current assets to current liabilities was .80 and 1.52, respectively.

The current ratio at July 29, 2006 was negatively impacted by the Company's net loss, and the decline in inventory and current deferred tax assets.

Net cash provided by operating activities for the first nine months of fiscal 2006 was $372,000, as compared to cash used in operating activities of $103,000 for the same period last year. For the first nine months of fiscal 2006, the Company reported a net loss from operations of $830,000 as compared to a net loss from operations of $546,000 for the same period last year. The increased net loss was offset by the planned significant reduction in inventory for the first nine months of fiscal 2006, where in fiscal 2005, inventories were increased. Additionally, the Company experienced an increase in accrued expenses for the first nine months of fiscal 2006, where there was a significant reduction of accrued expenses for the same period in fiscal 2005.

Net cash used in investing activities for this first nine months of fiscal 2006 was $541,000 as compared to $1,381,000 for the same period last year. Net cash used in investing activities included the purchase of equipment and software aggregating $170,000 and deposits on development work aggregating $379,000 related to the planned replacement of the Company's legacy computer system. For the first nine months of fiscal 2005, $1,199,000 was used for the purchase of leasehold improvements, software and equipment, primarily relating to the new Bridgewater, New Jersey retail store opened in June 2005.

Net cash provided by financing activities for the first nine months of fiscal 2006 was $171,000, as compared to $1,487,000 for the same period last year. Financing activities for the first nine months included net borrowings of $452,000, increasing the credit facility, preferred stock dividends of $51,000 and principal payments on note payables of $41,000. Additionally, fees relating to the Company's proposed Private Placement aggregated $190,000. Financing activities for the first nine months of fiscal 2005 included net borrowings of $1,578,000, increasing the credit facility, preferred stock dividends paid of $59,000 and principal payments on note payables of $32,000.

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

The interest rate on all borrowings under the credit facility is 0.25% over Webster Bank's prime rate (8.25% at July 29, 2006) or LIBOR plus 2.75%, at the Company's option.

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

Pursuant to the credit facility, the Company cannot exceed certain advance rates on eligible inventory and must maintain certain levels of EBITDA. Additionally, the Company's capital expenditures cannot exceed a predetermined amount. In September 2005, the Company entered into a First Amendment with Webster which waived any covenant defaults existing at the end of the third quarter of fiscal 2005 and modified the EBITDA and capital expenditures covenants for the fourth quarter of fiscal 2005. On January 20, 2006, the Company entered into a Second Amendment with Webster which modified the EBITDA and capital expenditures covenants for the first quarter of fiscal 2006. On February 17, 2006, the Company entered into a Third Amendment with Webster, which further modified the EBITDA covenant, effective at the beginning of the Company's second quarter. On July 31, 2006, the Company entered into a Fourth Amendment with Webster which waived certain EBITDA covenant defaults and additionally provided additional financing in the form of an over-advance, if needed, on the credit facility through September 30, 2006. On September 18, 2006, the Company entered into the Fifth Amendment and Waiver Agreement with Webster which (i) waived certain
EBITDA covenant defaults, (ii) modified certain financial covenants for September and October 2006, (iii) outlined new covenants for November and December 2006, and (iv) in the event the Private Placement (as defined herein) is funded, requires that (A) a new operational and business plan be received from the Company within thirty days of funding, and (b) new covenants be set within sixty days of funding. An event of default will occur if: (1) the Private Placement is not approved by the Company's shareholders by October 27, 2006, (2) the Private Placement is not funded by November 10, 2006, or (3) the Purchase Agreement is terminated by any party prior to its consummation. In addition, by October 15, 2006, the Company must retain a management consultant acceptable to Webster. Due to the uncertainty relating to the Fifth Amendment and Waiver Agreement, the balance on the Company's credit facility at July 29, 2006 has been presented as a current liability.

At September 11, 2006, there was approximately $3,682,000 in outstanding borrowings under the credit facility, with approximately $764,000 available to borrow under this credit facility.

The Company has authorized 10,000 shares of 8.5% Cumulative Convertible Preferred Stock ("Preferred Stock") with a par value of $1,000 per share. The conversion price of the Company's preferred stock is $1.2333. At July 29, 2006, 600 shares of Preferred Stock, held by one shareholder, are currently outstanding and convertible into 486,500 shares of Common Stock.

The Company's newest 4,500 square foot Harvey retail showroom in Bridgewater, New Jersey opened in late June 2005. In fiscal 2005, the Company financed all necessary leaseholds, equipment, furniture, fixtures and inventory, aggregating $1,560,000, with its credit facility. For the remainder of fiscal 2006, the Company expects to make miscellaneous purchases of computer equipment, and other assets financed using the Company's credit facility. These purchases are not expected to be material.

The Company plans to replace its existing computer system in October 2006. The project cost is estimated at $600,000 - $650,000. At July 29, 2006, the remaining costs to complete the project are estimated at $100,000 - $150,000. These costs will be financed using the Company's credit facility in fiscal 2006.

The Company intends to further modify its advertising campaign in the fourth quarter of fiscal 2006, primarily with print, radio, direct mail and e-mail broadcasts. Advertising expenditures are expected to be increased for the fourth fiscal quarter.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The Company is expected to improve or replace its website in fiscal 2007 at an estimated cost of between $80,000 - $100,000.

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

As fully described in Note 7 to the financial statements, the Company has entered in a proposed Securities Purchase Agreement with several institutional and other accredited investors. Pursuant to the proposed Securities Purchase Agreement, the Company will receive in a Private Placement, $4,000,000 from the sale of a new 8% Series B Convertible Preferred Stock. The proceeds will be used by the Company primarily for general corporate and working capital purposes to refurbish existing stores and to add new smaller format retail locations. These necessary funds will also be used to help develop the new retail concept, the Harvey Design Center, to emphasize and reinforce the changing services and products that the Company offers.

The Securities Purchase Agreement and all related transactions (see Note 7 and the Company's Proxy Statement) are contingent upon and require the consent of the Company's shareholders, which will be sought at the annual meeting of shareholders expected to be held on October 27, 2006. The closing of the proposed Private Placement, if approved by the shareholders, will be held as soon as practicable following the annual meeting.

During the nine months ended July 29, 2006, the Company provided no income tax benefit against current operating losses because of uncertainly regarding their future realization. In addition, as of the third quarter ended July 29, 2006, the Company provided a full valuation allowance against previously recorded net deferred tax assets. In accordance with SFAS 109, "Accounting For Income Taxes", this valuation allowance was necessary because the Company expects cumulative losses for its last three fiscal years, including fiscal 2006, which create a degree of uncertainty regarding the future realization of such net deferred tax assets. As a result, the Company recorded a deferred tax expense of $1,350,000 in its third quarter ended July 29, 2006.

In July 2003, the Company received a notice and information request from the Pennsylvania Department of Environmental Protection ("PADEP"). See Part II, Item 1 Legal Matters, for details on this matter.

The Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2006 to meet its compliance requirements for the fiscal year ending October 27, 2007. In connection with this significant effort, Management believes that normal and customary expenses related to implementation of the required current provisions of the Act may be in the range of $250,000 - $350,000 for fiscal 2008.

The Company has no off-balance sheet arrangements as of July 29, 2006.

The Company's common stock is quoted on the NASDAQ Capital Market. The NASDAQ Capital Market imposes, among other requirements, listing maintenance standards as well as minimum bid price requirements. In recent months, the Company's common stock has traded below $1.00 per share. In December 2005, the Company received a notice from NASDAQ stating that for the last 30 consecutive business days, the bid price of its common stock had closed below the minimum $1.00 per share requirement, and the Company was provided until June 19, 2006 to regain compliance. On June 20, 2006, the Company received a letter from NASDAQ notifying it that its common stock will be de-listed, and that the Company could appeal the staff's determination. The Company was granted a hearing with NASDAQ on August 17, 2006 to appeal the proposed de-listing. On September 1, 2006, the Panel issued a letter to the Company granting the Company's request for continued listing on the NASDAQ Capital Market subject to the following conditions:

     1) On or about September 15, 2006, the Company shall file a Form 10-Q with respect to the quarter ended on or about July 29, 2006, reporting shareholders' equity of at least $2,500,000;

     2) On or before November 15, 2006, the Company will inform the Panel that it has held an annual shareholders' meeting, that a reverse stock split has been approved and that the closing bid price for the Company's shares is at least $1.00 per share; and

     3) On or before November 30, 2006, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.

According to the Panel's letter, the Company must fully comply with these conditions and be in compliance with all requirements for continued listing on The Stock Market. The Company may request that the Listing and Hearing and Review Council review the decision. Additionally, the Company is required to notify of the occurrence of significant events.

It should be noted that the Company has requested that the Panel waive the first condition, which requires shareholders' equity of at least $2,500,000 for the quarter ended July 29, 2006. As of July 29, 2006, the Company does not satisfy this condition due to the impact of a recorded tax expense of $1,350,000 in the third quarter, as explained in detail in Note 5. The Company is awaiting a decision from the Panel regarding the request for a waiver of this condition. If the Panel refuses to grant this request, the Company may request that the Listing and Hearing and Review Council review the decision.

The Company's Board of Directors has proposed a reverse stock split of its common stock and expects that this proposed reverse stock split will increase the market price of its common stock so that it will be able to regain compliance with the NASDAQ minimum bid price listing requirement. While the effect of the reverse split upon the market price of the Company's common stock cannot be predicted with any certainty, the Company's Board of Directors believes that the proposed reverse split, when implemented at an exchange ratio of 1-for-4, will result in the market price of its common stock rising to the level necessary to satisfy the $1.00 minimum bid price requirement, to retain NASDAQ Capital Market listing.

The Company has experienced a material decline in sales and has reported significant operating losses in its third quarter of fiscal 2006, which has strained its liquidity and capital resources. The Company has received significant support from its bank, landlords and vendors in the form of extended payment terms and additional financing to provide liquidity. However, Management believes that the funds to be received from the proposed $4.0 million Private Placement (see Note 7) are critical to the Company's operations, if it is to regain profitability. As a result, the Company will need to complete the proposed Private Placement, which is contingent on shareholder approval, to supplement its cash flow from operations and its available financing from its credit facility. The Company can give no assurance that it will be able to return to profitability or perhaps even continue its operations in its present form without this financing or alternative additional financing.

Management believes that cash on hand, cash flow from operations and funds made available under the credit facility with Webster, may not be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period. As a result, Management believes that the Company must successfully complete the proposed Private Placement to provide liquidity and capital resources to support its operations.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the Chief Executive Officer/President and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive
Officer/President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (July 29, 2006), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Chief Executive Officer/President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As noted above, the Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2007 to meet its compliance requirements for fiscal 2008.

There were no changes in the Company's internal control over financial reporting (as required by the Exchange Act) that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II. OTHER INFORMATION:

Items 1A, 2, 3, 4 and 5 were not applicable in the quarter ended July 29, 2006.

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


Item 6. Exhibits


Exhibits
Exhibit Number                              Description
--------------                              -----------

Exhibit 10.1 Fourth Amendment Agreement with Webster Business Credit dated July 31, 2006.


Exhibit 10.2 Fifth Amemdment Agreement with Webster Business Credit dated September 18, 2006.


Exhibit 31.1 Certification - Chief Executive Officer/President


Exhibit 31.2 Certification - Chief Financial Officer


Exhibit 32.1 Certification - Chief Executive Officer/President


Exhibit 32.2 Certification - Chief Financial Officer


On April 17, 2006, the Company executed the proposed Securities Purchase Agreement by and between the Company and certain Investors, as well as all related appendices. On September 8, 2006, the Company executed an amendment to this agreement.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 18, 2006.

                            Harvey Electronics, Inc.

                            By:/s/Franklin C. Karp
                               -------------------------------
                               Franklin C. Karp
                               Chief Executive Officer/President

                           By:/s/Joseph J. Calabrese
                              ---------------------------------
                               Joseph J. Calabrese
                               Executive Vice President, Chief Financial
                               Officer, Treasurer & Secretary