Form 10-K
period 2006-10-28
HARVEY ELECTRONICS INC
filed 2007-01-29
CIK 46043

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                    Form 10-K

 Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended October 28, 2006


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 26, 2007; Common Stock 998,667 shares.

As of April 29, 2006, the aggregate market value of the registrant's Common Stock held by non-affiliates computed by reference to the price at which the stock was sold was $3,623,000. The shares of Common Stock are currently traded on the NASDAQ Capital Market under the symbols "HRVE". Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the Company.


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

Item 1. Business.

General

Harvey Electronics is engaged in the retail sale, service and custom installation of high quality audio, video and home theater equipment. The equipment includes high fidelity components and systems, digital versatile disc players ("DVD"), digital video recorders ("DVR"), high definition television ("HDTV"), plasma flat-screen and LCD flat panel television sets, integrated remote controls, media servers, audio/video furniture, conventional telephones, MP3 players, iPods, satellite and analog radios, service contracts and related accessories. The Company has been engaged in this business in the New York
Metropolitan area for eighty years. The Company currently operates nine locations; eight Harvey specialty retail stores and one separate Bang & Olufsen branded store. There are two Harvey locations in Manhattan and six suburban locations in Paramus, New Jersey; Mt. Kisco, in Westchester, New York; Greenwich, Connecticut; Greenvale/Roslyn, on the north shore of Long Island, New York; Eatontown, New Jersey; and our newest store in Bridgewater, New Jersey, which opened in late June 2005. The Bang & Olufsen branded store is located in Union Square at Broadway and 21st Street in Manhattan. The Company also has a Bang & Olufsen showroom within our Harvey retail store in Greenwich, Connecticut.

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

Private Placement and Change of Control

As fully disclosed in Note 2 to the financial statements, on April 17, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), modified by an amendment dated September 8, 2006, with several institutional and other accredited investors (the "Investors") led by Trinity Investment Partners LLC ("Trinity"). On November 10, 2006, the Company completed this transaction. Pursuant to the Purchase Agreement, the Company received gross proceeds of $4,000,000 from the sale (the "Private Placement") of 8% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The proceeds from the Private Placement will be used by the Company primarily for general corporate and working capital purposes, to fund increased advertising expenditures, to replace the Company's website and to refurbish existing stores.

The Company's shareholders incurred substantial dilution of their percentage ownership in the Company upon the closing of the Private Placement. Based on the number of common shares outstanding at October 28, 2006, the aggregate ownership of all holders of the common stock immediately prior to the issuance of the securities pursuant to the Private Placement, on a fully diluted basis, would be reduced by approximately 82.4%. While this represents significant dilution, the Company received the funds necessary to substantially advance its business. If all warrants issued in connection with the Private Placement are exercised, the Company will receive approximately $13.4 million including the $4.0 million received at closing.

The Purchase Agreement and the related transactions were approved by the Company's shareholders, at the annual meeting of shareholders on October 27, 2006.

Products

The Company offers its customers a wide selection of high-quality consumer audio, video and home theater products, the distribution of which is limited to specialty retailers. The Company is one of the country's largest retailers of "premium brands" manufactured by Bang & Olufsen, Crestron, Marantz, McIntosh, NAD, Vienna Acoustics, Sonus Faber, Krell, Boston Acoustics, Martin Logan and Fujitsu. Many of these vendors' products have been sold by the Company for a number of years. The Company believes that it benefits from strong working relationships with these manufacturers.

For the fiscal year ended October 28, 2006, the Company's audio product sales represented approximately 48% of the Company's net sales and yielded gross
profit  margins  of  approximately   42%.  The  Company's  video  product  sales
represented approximately 40% of the Company's net sales and yielded gross profit margins of approximately 29%. The Company also provides installation services for the products it sells. Custom installation, as commonly referred to in the industry, includes both equipment sales and labor income. Custom installation of both equipment and related labor accounted for approximately 65% of the Company's net sales in fiscal 2006. The labor portion of custom installation presently represents approximately 12% of net sales. The Company also sells extended warranties on behalf of third party providers. Sales of extended warranties yield higher gross profit margins and represented approximately 3% of the Company's overall net sales.

The following table shows the Company's net product sales, as a percentage of equipment sales (excluding labor income) attributable to each of the product categories for the periods indicated. Audio components include speakers, subwoofers, receivers, amplifiers, preamplifiers, compact disc players, turntables and tuners. Accessories primarily include integrated remote controls, headphones, surge protectors and projection screens. The miscellaneous category includes conventional telephones, iPods, MP3 players, satellite and analog radios and other portable products.


                                        October 28,    October 29,     October 30,    November 1,     October
Fiscal Year Ended:                          2006           2005           2004            2003        26, 2002
                                       --------------------------------------------------------------------------

Audio Components                                27%            26%            24%             29%            31%
Mini Audio Shelf Systems                         2              2              3               4              5
TV and Projectors                               36             38             41              39             39
DVD/DSS/VCR                                      4              4              5               5              6
Furniture                                        5              5              4               5              5
Cable and Wire                                   7              6              6               5              5
Accessories                                     13             12             11               9              7
Extended Warranties                              4              4              4               3              1
Miscellaneous                                    2              3              2               1              1
                                       --------------------------------------------------------------------------
                                               100%           100%           100%            100%           100%
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

The Company intends to continue to support its retail business and maintain a bias towards custom installation (representing 65% of net sales in fiscal 2006), which can extend from a single room audio/video system to an entire house with a combined selling price of installation, labor and product from approximately $5,000 to in excess of $100,000. The Company believes custom installation provides the opportunity to bundle products and increase margins. In fiscal 2007, the Company will continue to refine its merchandising efforts demonstrating complete movie theaters in the home, in-home lighting systems, media servers and distributed in-home cabling for the integration of computer networks, entertainment systems and other related services. The Company will continue to showcase the lifestyle benefits of flat panel televisions.

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

Operations

Supplies, Purchasing and Distribution

The Company purchases its products from approximately eighty manufacturers, ten of which accounted for approximately 61% of the Company's purchases for the fiscal year ended October 28, 2006. These ten manufacturers are Bang & Olufsen, Crestron, Fujitsu, Marantz, Monster Cable, Monster Power, Pioneer Elite, Runco, Sharp and Sony. Fujitsu accounted for more than ten (10%) percent of the Company's purchases for fiscal 2006, and Bang & Olufsen, Marantz, Monster Cable, Pioneer Elite, Sharp and Sony, each accounted for more than five (5%) percent of purchases for such period.

The Company has entered into dealer agreements with some of its vendors. Under each dealer agreement, the Company is authorized to sell the manufacturer's products from specified retail locations to retail customers and cannot sell the products by telephone or mail order. Each agreement is for a term of a year or two, subject to renewal or extension.

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

Due to the Company's strong relationships with many of its suppliers and its volume of purchases, the Company has also been able to obtain manufacturers' rebates based on volume buying levels. With many vendors, the Company has been able to negotiate favorable terms, such as extended payment terms, additional cooperative advertising contributions or lower prices, on large purchases. In fiscal 2006, the Company became a member of a consumer electronics industry buying group called Progressive Retailers Organization (PRO). We are also a member of Professional Audio Retailers Association (PARA) and Custom Electronics Design Installation Association (CEDIA), both of which provide the Company with additional training in sales and technology.

Purchases are received at the Company's 11,800 square foot warehouse located in Fairfield, New Jersey. Merchandise is distributed to the Company's retail stores at least twice a week (and more frequently, if needed), using the Company's employees and transportation.

The Company's management information system tracks current levels of sales, inventory, purchasing and other key information and provides management with information which facilitates merchandising, pricing, sales management and the management of warehouse and store inventories. This system enables management to review and analyze the performance of each of its stores and sales personnel on a periodic basis. The central purchasing department of the Company monitors current sales and inventory at the stores on a daily basis. In addition, the Company currently conducts a physical inventory two times a year and between such physical inventories it conducts monthly and daily cycle counts on selected types of inventory. The purchasing department also establishes appropriate levels of inventory at each store and controls the replenishment of store inventory based on the current delivery or replenishment schedule. At the beginning of fiscal 2007, the Company implemented its new management information system, which should allow the Company, in the second quarter of fiscal 2007, to better track its costs relating to its custom installation services.

The Company historically has not had material losses of inventory and does not experience material losses due to cost and market fluctuations, overstocking or changes in technology. The Company maintains specific and general inventory reserves aggregating $140,000, $150,000, and $130,000, for fiscal years 2006, 2005 and 2004, respectively. The Company's inventory turnover for fiscal years 2006, 2005 and 2004 was approximately 2.94, 3.0 and 3.2 times, respectively.

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

Each store is operated by a store manager and a senior sales manager. Store managers report to a Vice President of Operations who oversees all sales and store operations, and who is further responsible for sales training and the hiring of all retail employees. Every Company store has in-home audio/video specialists who will survey the job site at a customer's home, design the custom installation and provide a cost estimate. Each store independently services its custom installations through a project manager and experienced installers employed at the store. The Company's stores are aided by the Company's Director of Custom Installation and additionally, a highly-specialized programmer for more difficult and technical projects. The Vice President of Merchandising and Interim Chief Executive Officer of the Company determine what products will be demonstrated and presented at each store. All stores are staffed with professionally trained salespeople and warehouse personnel. Salespeople are paid a base salary plus commission based on gross margins.

All stores have an on-line point of sale computer system which enables the store managers and corporate headquarters to track sales, margins, inventory levels, customer deposits, back orders, merchandise on loan to customers, salesperson performance and customer histories. The Company's computer system was replaced by a new management information system effective October 29, 2006. Store managers perform sales audit functions before reporting daily results to the sales audit group in the main office in Lyndhurst, New Jersey.

Services and Repairs

Products under warranty are delivered to the appropriate manufacturer for repair. Other repairs are sent to the manufacturers or an independent repair company. Revenues from non-warranty services are not material.

The Company offers an extended warranty contract for most of the audio, video and other merchandise it sells, which provides coverage beyond the manufacturer warranty period. Extended warranties are provided by an unrelated warranty insurance company on a non-recourse basis to the Company. The Company collects the retail sales price of the extended warranty contract from customers and remits the customer information and the cost of the contract to this company. Sales of extended warranty contracts in fiscal 2006 represented approximately 3% of the Company's net sales, including labor income. The warranty obligation is solely the responsibility of the warranty insurance company. See notes to the financial statements for additional information on warranty sales and the presentation of such sales in the Company's Statements of Operations.

Competition

The Company competes in the New York Metropolitan area with mass merchants, mail order houses, discount stores and numerous other consumer electronics specialty stores. The retail electronics industry is dominated by large retailers with massive, "big box" retail facilities which aggressively discount merchandise. These retailers operate on narrow profit margins and high volume, driven by aggressive advertising emphasizing low prices. Nationwide industry leaders are Circuit City and Best Buy. The New York region has a material presence from Circuit City, Best Buy, and local chains including P.C. Richard & Son, J&R Music World, 6th Avenue Electronics and Electronics Expo.

Many of the competitors sell a broader range of electronic products, including computers, camcorders, digital cameras and office equipment, and many have substantially larger sales and greater financial and other resources than the Company. The Company competes by positioning itself as a retailer of high quality limited distribution audio and video products and, we believe, more importantly, by offering upscale sophisticated design and custom installations, which are not offered by all of the mass merchants.

Very few, if any, of the audio products sold by the Company, other than Bose and certain radios and other portable products, are available at the mass merchants. Of the major video brands sold by the Company, Sony, Pioneer, Sharp and Hitachi televisions are sold by the mass merchants. The Company does sell models which are not sold by the mass merchants such as Fujitsu and Runco.

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

Internet Website

The Company offers its website, to its customers to augment its retail showrooms. The website was designed to extend Harvey's extraordinary in-store experience onto the Internet as a vehicle to increase customer traffic at the Company's retail locations. On-line sales, which are insignificant, are available seven days a week, twenty-four hours a day, and are a secondary goal of the website. Harvey customers can order on-line within the Company's trading area in the metropolitan New York marketplace.

Visitors to the website are able to leave inquiries, request home theater systems based on budget and room size, reserve equipment or schedule an in-home or in-store consultation with a Harvey professional. Current promotions, special product offerings, product specification, price and warranty comparisons are also available on the site.

The Company expects to replace its website in fiscal 2007.

Advertising

The Company believes it has a strong and important brand in its marketplace. The Company strives to promote its superior products and sophisticated services in its advertising campaign to both men and women. In October 2006, the Company engaged a new advertising agency to effectively promote its brand and to increase awareness in the Company's service offerings. In fiscal 2007, the Company will also promote its new price match policy on advertised prices from local manufacturer-authorized retail competitors. In fiscal 2007, the Company will also continue to expand its efforts in its important customer relations management program.

Currently, the Company has radio, direct mail, print advertising, e-mail broadcasts, keyword searches and the Internet with the Company's website, to promote its brand.

In fiscal 2006, the Company used frequent print advertising, emphasizing image, products, and technology in The New York Times, New York Magazine, Courier News, The Journal News and the Asbury Park Press. The Company also uses The Wall Street Journal for certain Bang & Olufsen advertising. The Company distributes direct mail advertising and specific e-mail broadcasts to reach its significant customer database. Direct mail promotions can update customers on new products, or technology, and can be supported, in part, by the manufacturers. In fiscal 2006, radio advertising was primarily run on the two most listened to news stations on AM radio within the Company's market.

Certain promotional activities offer attractive financing alternatives on purchases on credit without interest for an extended period of time.

The following table shows the Company's gross advertising costs and net advertising expense as a percentage of net sales for the periods presented. Net advertising expense represents gross advertising cost less advertising income received from the manufacturers.


                                    October 28,       October 29,     October 30,     November 1,      October
      Fiscal Year Ended                 2006            2005            2004            2003          26, 2002
                                   ----------------------------------------------------------------------------------

      Gross advertising costs      $1,970,000         $2,700,000      $2,700,000      $2,540,000      $2,665,000
      Net advertising expenses        614,000            725,000         470,000         366,000         632,000
      Percentage of net sales             1.7%               1.8%            1.1%            .9%             1.5%

Licenses and Intellectual Properties

The Company owns four registered service marks. "HARVEY ELECTRONICS," issued in June 1982, and "Harvey", issued March 7, 1989 are currently used by the Company. The Company believes that the service marks HARVEY ELECTRONICS and HARVEY have significant value and are important in marketing the Company's products and services.

Employees

As of October 28, 2006, the Company employed approximately 128 full-time employees of which 15 were management personnel, 15 were administrative personnel, 47 were salespeople, 9 were warehouse workers and truck drivers and 42 were engaged in custom installation.

Of the salespeople, warehouse workers, truck drivers and installation staff, 82 people are covered by a collective bargaining agreement with the Company, which expires August 1, 2008. The Company has never experienced a work stoppage and believes that its relationships with its employees and the union are satisfactory.


Item 1A.  Risk Factors

You should carefully consider the following risk factors and all other information set forth in this Form 10-K in evaluating our Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our securities could decline and you could lose all or part of your investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.


Competing companies may reduce the demand for our products and services, as we are subject to the risks of strong competition.

We compete in the New York Metropolitan area with mass merchants, mail order houses, discount stores and numerous other consumer electronics specialty stores. The retail electronics industry is dominated by large retailers with massive, "big box" retail facilities which aggressively discount merchandise. These retailers operate on narrow profit margins and high volume, driven by aggressive advertising emphasizing low prices. Nationwide industry leaders are Circuit City and Best Buy. The New York region is dominated by Circuit City, Best Buy, and local chains including P.C. Richard & Son, 6th Avenue Electronics and Electronics Expo.

Many of the competitors sell a broader range of electronic products, including computers, camcorders, digital cameras and office equipment, and many have substantially larger sales and greater financial and other resources than we have. While we compete by positioning ourselves as a retailer of high quality limited distribution audio and video products and, by offering upscale sophisticated custom installations, which are not offered by all of the mass merchants, there can be no assurance that we will be able to successfully execute our marketing strategy.

In addition, a number of different competitive factors could have a material adverse effect on Harvey's results of operations and financial condition, including:

     o    Increased operational efficiencies of competitors;

     o    Competitive pricing strategies;

     o    Expansion into Harvey's markets by existing competitors;

     o Entry by new competitors into markets in which Harvey is currently operating; or

     o Adoption by existing competitors of innovative store formats or retail sales methods that are similar to the formats or retail sale method implemented by Harvey.

We have significant working capital requirements.

We expect that cash flow from operations, together with the proceeds of our recent private placement and funds available under our revolving line of credit facility, will meet our working capital requirements through the fiscal year ending October 29, 2007. However, additional financing may be required in the event we want to open additional retail stores in the future. Any future financings that involve the sale of our equity securities may result in dilution to the then current stockholders. Shortages of product or delayed delivery of product from suppliers may delay or reduce our sales, which may affect profitability.

Our inability to obtain sufficient quantities of certain product could result in delayed sales or lost orders, and may also delay the completion of service orders for which our customers contract. In the last twelve months, we have experienced such delays in receipt of product from our suppliers on various occasions which has caused us to lose sales. We place orders for products and plan inventory in advance based on our forecast of consumer demand, which is highly volatile and difficult to predict. We may experience a shortage of LCD panels, for example, which may result in our inability to meet demand for our LCD televisions, or a surplus of LCD panels that may result in the recording of losses should LCD panel prices decline. Market fluctuations may cause a shortage of products and may affect the cost of goods sold. Our profitability may also be adversely affected by supply or inventory shortages.

We are entirely dependent on leased locations for the operation of our retail stores.

All of our retail stores are located in leased premises. Several of the leases will expire within five years. There can be no assurance that we will be able to renew our current leases, locate suitable locations for new stores, arrange acceptable leases for new locations, or open new retail stores in a timely manner. Our inability to properly address those concerns may prevent us from achieving our expansion plans which may have a material adverse effect on our financial condition.

Our secured loans and existence of liens on our assets make such assets unavailable to secure additional debt financing. Substantially all of our assets have been pledged to a financial institution to secure certain indebtedness under a revolving line of credit facility and term loan. In the event that we default on our obligations, including the payment of principal and interest, our indebtedness could be accelerated and, in certain cases, our assets could be subject to foreclosure. Moreover, to the extent that our assets continue to be pledged to secure outstanding indebtedness, such assets will remain unavailable to secure additional debt financing. Such unavailability may adversely affect our ability to borrow in the future.

Our business depends on economic conditions and consumer preferences.

Our business is subject to economic cycles and changing consumer preferences. Purchases of high quality audio, video and home theatre products may decline in periods of economic uncertainty. We are particularly vulnerable since our products are upscale and expensive. As such, any significant decline in general economic conditions or uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on our business, results of operations and financial condition.

The development of technology may erode our market position and cause other adverse effects.

The retail consumer electronics market is dominated by mass merchants. Historically, mass merchants have emphasized volume by selling lower performing products at lower prices. In contrast, specialty boutiques, including the Company, have emphasized selling higher quality products at higher prices. However, development of technologies, which has been extremely rapid in the electronics industry, has substantially reduced the difference between more expensive and less expensive products. Future technological advances may further reduce this difference, possibly to the point at which performance and features will be indistinguishable. Thus, there can be no assurance that we will be able to continue to rely on this difference to implement our operating strategy.

In addition, the periodic introduction and availability of new products and technologies at price levels that generate wide consumer interest stimulate the demand for audio, video and home theatre consumer electronics products. Also, many products that incorporate the newest technologies, such as HDTV, are subject to significant technological and pricing limitations and to the actions and cooperation of third parties such as television broadcasters. It is possible that these products or other new products will never achieve widespread consumer acceptance. Furthermore, the introduction of new products or technologies may depress sales of existing products and technologies. Significant deviations from the projected demand for products Harvey sells would have a materially adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to mark down excess inventory. Any sustained failure by Harvey to identify and respond to changes in consumer demand and preferences would have a material adverse effect on Harvey's results of operations and financial condition.

We depend on a limited number of key personnel.

The success of the Company is largely dependent upon the abilities and efforts of D. Andrew Stackpole, Chairman, Martin W. McClanan, Interim Chief Executive Officer, Joseph J. Calabrese, Executive Vice President and Chief Financial Officer, Michael Beck, Vice President of Operations, Roland Hiemer, Vice President of Merchandising and Patricia Kross, Controller of the Company. The loss of the services of any of these executive officers or the services of other key management personnel could have a material adverse effect upon the Company. The Company does not maintain key man life insurance with respect to any of its executive officers. We are subject to the risk of possible delisting of our Common Stock.

Our Common Stock trades on the NASDAQ Capital Market. If we fail to meet any of the criteria trading on the NASDAQ Capital Market, the Common Stock could be delisted from trading on the NASDAQ Capital Market, which delisting could materially adversely affect the trading market for the Common Stock. There can be no assurance that we will meet all the criteria and the Common Stock will not be delisted. Existing NASDAQ Capital Market maintenance criteria require, among other things, that an issuer (such as the Company) have stockholders' equity of $2.5 million (or alternatively net income of $500,000 in the latest fiscal year or in two of the most recent three fiscal years, or a market capitalization of $50 million) and that the listed security has a minimum bid price of $1.00. We recently regained compliance with Nasdaq Capital Market requirements for continued listing but there can be no assurance that we will not be subject to delisting in the future.

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

The Company leases the following retail premises:

                                        Expiration Date                     Approximate
                                           of Current                      Selling Square
                                          Annual Lease       Renewal          Footage
                Location                                     Options
  ------------------------------------- ----------------- --------------- -----------------

  2 West 45th Street                       06/30/2015          None             7,500
  New York, NY

  556 Route 17 North                       06/30/2015          None             7,000
  Paramus, NJ

  888 Broadway                             12/31/2009          None             4,000
  at 19th St.
  New York, NY
  (within ABC Carpet & Home)

  19 West Putnam Ave.                      09/30/2011        5 years            5,300
  Greenwich, CT(1)

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

Item 4. Submission of Matters to a Vote of Security Holders.

On October 27, 2006, the Company held its annual meeting:

1. To approve the Trinity Investment-led Private Placement:

         For                     %                  Against              Abstain              Non-Vote
         ---                     -                  -------              -------              --------
       618,738                  65.6                36,952                6,337                280,849

2. To consider and vote upon a proposal to amend and restate the Company's Certificate of Incorporation to, among other things, add a new class of Series B Preferred Stock and increase the Company's authorized number of shares of common stock to accommodate the Private Placement:


         For                     %                  Against              Abstain              Non-Vote
         ---                     -                  -------              -------              --------
       615,442                  61.6                40,138                6,446                280,849

3. To consider and vote upon a proposal to amend and restate the Company's bylaws to, among other things, provide for a staggered board of directors and limitations on the removal of directors.

         For                     %                  Against              Abstain              Non-Vote
         ---                     -                  -------              -------              --------
       597,037                  59.8                57,763                7,227                280,849

4.  Election of New Directors

                                For                     %              Withhold
                                ---                     -              --------
Robert E. Albus                 914,871               97.0              28,004
Charles M. Berger               913,620               96.9              29,254
Scott Galloway                  914,871               97.0              28,004
Patrick E. Hobbs                914,871               97.0              28,004
Ron L. Jones                    914,870               97.0              28,004
Ira J. Lamel                    914,871               97.0              28,004
Michael E. Recca                914,320               97.0              28,554
D.Andrew Stackpole              914,593               97.0              28,282
Jonathan Stearns                914,871               97.0              28,004

5. To consider and vote upon a proposed employment agreement with D. Andrew Stackpole to become Chairman of the Board upon the closing of the Private Placement.

         For                     %                  Against              Abstain              Non-Vote
         ---                     -                  -------              -------              --------
       618,121                  61.9                36,595                7,310                280,849

6. To consider and vote upon a proposed to amend the Company's Certificate of Incorporation in order to effect a one-for-four reverse stock split of the Company's outstanding common shares.

         For                     %                  Against              Abstain              Non-Vote
         ---                     -                  -------              -------              --------
       896,235                  89.7                39,392                7,250                  -0-


7. To ratify the appointment of BDO Seidman, LLP as the Company's independent registered public accountants for the fiscal year ending October 28, 2006.

         For                     %                  Against              Abstain              Non-Vote
         ---                     -                  -------              -------              --------
       908,008                 90.9%                26,040                8,826                  -0-


Part II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ Capital Market under the symbol "HRVE".

On October 28, 2006, the outstanding shares of Common Stock were held by approximately 1,500 shareholders of record. The transfer agent and registrar for the Common Stock is Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016.

The following table indicates the quarterly high and low stock prices for fiscal years 2006 and 2005 adjusted retroactively for the 1 for 4 reverse stock split:

Fiscal Year 2006                        High              Low
--------------------------------- ----------------- ----------------
First Quarter 2006                     $4.20             $2.36
Second Quarter 2006                     4.12              2.16
Third Quarter 2006                      3.80              2.16
Fourth Quarter 2006                     2.76              1.40

Fiscal Year 2005                        High              Low
--------------------------------- ----------------- ----------------
First Quarter 2005                     $12.00             $4.60
Second Quarter 2005                      7.04              4.80
Third Quarter 2005                       5.60              4.28
Fourth Quarter 2005                      5,96              3.20


The Company has paid no dividends on its Common Stock for the last two years. The Company's lender restricts the payment of dividends on the Company's Common Stock. The Company does not expect to pay cash dividends on Common Stock in 2007.

Reverse Stock Split

As fully described in Note 9 to the financial statements, the Company's shareholders, at the annual meeting, approved a reverse stock split of its common stock at an exchange ratio of 1 for 4. The reverse stock split was completed November 10, 2006 together with the Private Placement. For a period of ten (10) consecutive trading days following the closing, the Company's common stock remained above $1.00 per share, enabling the Company to regain compliance with the NASDAQ minimum bid price listing requirement. The reverse stock split has been retroactively adjusted for all periods presented.

On December 6, 2006, the Company announced that it was notified by the Panel that the Company had satisfied the conditions set forth by the Panel and regained compliance with the NASDAQ Market Place Rules. Accordingly, the Panel determined to continue the listing of the Company's securities on The NASDAQ Capital Market.

Description of Securities

The Company is authorized to issue 30,014,350 Shares of capital stock, as follows: 30,000,000 shares of Common Stock and 14,350 shares of Preferred Stock, of which 10,000 represent Series A Preferred Stock ("Series A Preferred Stock") (of which none are outstanding at October 28, 2006) and 4,350 shares of Series B Preferred Stock, all of which are outstanding. The following description of the Company's capital stock is intended to be a summary and does not describe all provisions of our Certificate of Incorporation or Bylaws or New York law applicable to us. For a more thorough understanding of the terms of our capital stock, you should refer to the Company's Amended and Restated Certificate of Incorporation and Bylaws.

Common Stock

As of October 28, 2006, 998,771 shares of Common Stock are outstanding. After the completion of the reverse stock split, 998,771 Shares are outstanding and held by approximately 1,500 Shareholders of record as of January 26, 2007. The holders of Common Stock are entitled to one vote per Share on all matters to be voted on by Shareholders. There is no cumulative voting with respect to the election of directors, with the result that holders of more than 50% of the Shares voted for the election of directors can elect all of the directors. Standing for election at any given meeting of shareholders at which directors are being elected. The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors from sources legally available therefore. In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, and after payment in full of the amount payable in respect of any preferred stock of the Company, the holders of Common Stock are entitled, to the exclusion of the holders of the preferred stock, to Share ratably in the assets of the Company available for distribution to stockholders after payment of liabilities and after provision for each class of stock, if any, having preference over the Common Stock. Holders of Common Stock have no preemptive rights. All outstanding Shares are, and all Shares to be sold and issued as contemplated hereby, will be fully paid and non-assessable and legally issued. The Board of Directors is authorized to issue additional Shares of Common Stock within the limits authorized by the Company's charter and without Shareholder action.

Series A Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 10,000 shares of Series A Preferred Stock. These represent 8.5% Cumulative Convertible Preferred Stock also with a par value of $1,000 per share, of which none are outstanding at October 28, 2006.

The Series A Preferred Stock may be issued from time-to-time without shareholder approval in one or more classes or series. A holder of the Series A Preferred Stock is not entitled to vote except as required by law.

Dividends on the Series A Preferred Stock are cumulative from the day of original issuance, whether or not earned or declared. In the event the Board of Directors declares dividends to be paid on the Series A Preferred Stock, the holders of such stock will be entitled to receive semiannual dividends at the rate of eighty-five ($85) dollars per share payable in cash on the last business day of June and December in each year. Total Series A Preferred Stock dividends of $51,000, $53,000 and $70,000 were paid in fiscal years 2006, 2005 and 2004, respectively. In addition, no dividend shall be paid, or declared, or set apart for payment upon, and no other distribution shall at any time be declared or made in respect of, any shares of Common Stock, other than a dividend payable solely in, or a distribution of, Common Stock, unless full cumulative dividends of the Series A Preferred Stock for all past dividend periods and for the then current dividend period have been paid or have been declared and a sum sufficient for the payment thereof has been set apart.

If and when issued, the Series A Preferred Stock is redeemable, at our option, in whole or in part, upon payment in cash of the Redemption Price in respect of the shares so redeemed. The "Redemption Price" per share shall be equal to the sum of (i) One Thousand and 00/100 ($1,000.00) Dollars and (ii) all dividends accrued and unpaid on such shares to the date of redemption. If less than all of the then outstanding Series A Preferred Stock is to be redeemed, the redemption will be in such amount and by such method (which need not be by lot or pro rata), and subject to such other provisions, as may from time to time be determined by the Board of Directors.

In the event of liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, resulting in any distribution of its assets to its shareholders, the holders of the Series A Preferred Stock then outstanding shall be entitled to receive in respect of each such share an amount which shall be equal to the Redemption Price, and no more, before any payment or distribution of the assets of the Company is made to or set apart for the holders of Common Stock.

875 shares of 8.5% convertible Series A Preferred Stock were originally issued in conjunction with the Company's reorganization, effective October 26, 1996.

Prior to January 1, 2001, 50% of the Series A Preferred Stock was convertible at a price of $6.00 per share and 50% of the Series A Preferred Stock was convertible at $7.50 per share. Commencing January 1, 2001, each share of Series A Preferred Stock became convertible into shares of common stock at a conversion price equal to the average of the closing bid price of one share of Common Stock over the 45 trading days preceding January 1, 2001, if traded on the NASDAQ Capital Market. This conversion price was set at $1.2333 on January 1, 2001.

875 shares of Series A Preferred Stock were originally issued by the Company. In fiscal 2002, 48 shares of Series A Preferred Stock were converted to 38,920 (9,730 post reverse stock split) shares of the Company's Common Stock. In December 2004, 227 shares of Series A Preferred Stock were converted to 184,059 (46,015 post reverse stock split) shares of the Company's Common Stock. On September 20, 2006, the remaining 600 shares of the Series A Preferred Stock were converted to 486,500 (121,625 post reverse stock split) shares of the Company's Common Stock. At October 28, 2006, no shares of Series A Preferred Stock were issued and outstanding.

If at any time prior to the exercise of the conversion rights afforded the holders of the Series A Preferred Stock, this stock is redeemed by the Company, in whole or in part, then the conversion right shall be deemed canceled with respect to such redeemed stock, as of the date of such redemption.

In case of any capital reorganization or any reclassification of the Common Stock, or in case of the consolidation or merger of the Company with or into another corporation, or the conveyance of all or substantially all of the assets of the Company to another corporation, each share of Series A Preferred Stock shall thereafter be convertible into the number of shares of stock or other securities or property to which a holder of the number of shares of Common Stock deliverable upon conversion of such Series A Preferred Stock would have been entitled upon such reorganization, reclassification, consolidation, merger, or conveyance.

Series B Preferred Stock

The Company's Series B Preferred Stock consists of 4,350 shares of 8% Series B Convertible Preferred Stock with a stated value of $1,000 per share. Annual dividends payable in connection with the Series B Preferred Stock will total approximately $348,000, which is payable in cash or stock at our option, and are payable on March 1 of each year. The Series B Preferred Stock is convertible into 1,553,571 shares of common stock at $2.80 per share. The holders of Series B Stock have no voting rights unless and until such shares are converted to common stock, at which time, the holders of such shares shall have the same voting rights as other holders of our common stock.

In the event the Company fails, among other things, to provide to the holders of the Series B Preferred Stock, within specified time periods, shares of common stock upon conversion of the Series B Preferred Stock, the Company will be required to make payments of liquidated damages to such Investors. The events which may cause the Company to make payments of liquidated damages are contained within the Registration Rights Agreement executed by the Company and the holders of Series B Preferred Stock. The Company is also required to reserve a sufficient number of shares of common stock to cover the conversion of the Series B Preferred Stock and the payment of dividends in stock. As long as
Series B  Preferred  Stock  remains  outstanding,  the  Company  cannot  redeem, purchase or acquire junior securities except as specifically provided in the Company's Certificate of Incorporation. In addition, as long as 10% of the Series B Preferred Stock remains outstanding, the Company cannot, without the written consent of the holders of a majority of the then outstanding Series B Preferred Stock (i) enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of the Company's property or assets now owned or hereafter acquired or any interest therein or any income or profits, except for Permitted Indebtedness, (ii) enter into, create, incur, assume or suffer to exist any Liens of any kind, on or with respect to any of our property or assets now owned or hereafter acquired or any interest therein or any income or profits except for Permitted Liens, (iii) amend the Company's certificate of incorporation, bylaws or other charter documents so as to materially and adversely affect any rights of any Holder, (iv) repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of our common stock, Common Stock Equivalents or Junior Securities, except for the Conversion Shares to the extent permitted or required under the Transaction Documents or as otherwise permitted by the Transaction Documents,
(v)  enter  into any  agreement  or  understanding  with  respect  to any of the foregoing, or (vi) pay cash dividends or distributions on Junior Securities of the Company. Defined terms used but not defined above shall have the meaning ascribed to them in the Company's Amended and Restated Certificate of Incorporation.

Series A Warrants

The Series A warrants grant Investors in the Private Placement the right to purchase 534,823 shares of common stock and vFinance (the placement agent for the Private Placement) the right to purchase 18,750 shares of common stock. The Series A warrants are exercisable at a price of $5.60 per share, subject to customary anti-dilution adjustments. The exercise period of the Series A warrants commenced on November 10, 2006 and continues for seven years following that date. During this period, the Investors may exercise the Series A warrants in full or in part. If at any time after one year from the date of issuance of the warrant there is no effective registration statement relating to the underlying shares of common stock, then such warrants may be exercised by means of cashless exercise.

Series B Warrants

The Series B warrants grant Trinity the right to purchase 500,000 shares of common stock and are exercisable at a price of $2.80 per share, subject to customary anti-dilution adjustments. The exercise period of the Series B warrants commenced on November 10, 2006 and are exercisable for seven years. If at any time after one year from the date of issuance of the warrant there is no effective registration statement relating to the underlying shares of common stock, then such warrants may be exercised by means of cashless exercise.

Series C Warrants

The Series C warrants grant Trinity the right to purchase 875,000 shares of common stock and are exercisable at a price of between $3.20 and $6.80 per share in ten equal tranches, with the exercise price increasing by $0.10 in each tranche, subject to customary anti-dilution adjustments. The exercise period of the Series B warrants commenced on November 10, 2006 and are exercisable for seven years. If at any time after one year from the date of issuance of the warrant there is no effective registration statement relating to the underlying shares of common stock, then such warrants may be exercised by means of cashless exercise.

Registration Rights Agreement

In connection with the Private Placement, the Company agreed to enter into a Registration Rights Agreement with the Investors, pursuant to which it would be required to file with the SEC a registration statement for the resale of the Common Shares and the Warrant Shares issuable upon exercise of the Warrants within 30 days following the closing of the Private Placement. On December 11, 2006, we filed a registration statement on Form S-3, which registration statement is not yet effective. The Company will bear all of the costs of the registration other than underwriting discounts and commissions and certain other expenses. The Registration Rights Agreement would obligate the Company to use its commercial best efforts to have the registration statement declared effective as soon as practicable after it is filed. If the registration statement is not declared effective by the SEC within 180 days following the closing of the Private Placement, we must make liquidated damages payments to the Investors during such delay in filing or effectiveness.

Once the registration statement has been declared effective, the Company is required to maintain the effectiveness of the registration statement until the earlier of (i) the date by which all registered shares have been sold thereunder or become eligible for resale pursuant to SEC Rule 144(k) and (ii) the second anniversary of the effective date of the registration statement. In limited circumstances, the Company may suspend the use of the registration statement after it has been declared effective without incurring the obligation to pay liquidated damages so long as the suspension does not exceed 15 consecutive days and during any 12-month period the use of the registration statement is not suspended for more than 20 days in the aggregate.

The Company has also entered into a Registration Rights Agreement with Trinity and the Company's Chairman, Mr. Stackpole upon substantially similar terms in connection with the Warrants and shares issued to Trinity and Mr. Stackpole; provided, however, that such shares will not be registered until at least six months following the effective date of the Registration Rights Agreement for the benefit of the Investors.

The Registration Rights Agreements contain customary indemnification provisions that obligate the Company to indemnify and hold harmless each Investor, Trinity and their directors, legal counsel and accountants and any underwriter for losses caused by (i) any untrue statement of material fact or omission of a material fact in the registration statement or any prospectus included therein,
(ii) the violation by us of the 1933 Act or 1934 Act or any rule or regulation thereunder relating to our acts or omissions in connection with the registration statement.

The laws of New York would govern the construction and enforcement of the Registration Rights Agreements. The Registration Rights Agreements also contain other customary terms found in such agreements, including provisions concerning registration procedures.

Item 6. Selected Financial Data (amounts in thousands, except per share and number of stores data)

Set forth below is selected financial and operating data for each of the five years ended October 28, 2006. The selected statement of operations and balance sheet data for each of the five years ended October 28, 2006 have been derived from our audited financial statements. Certain items in the fiscal 2004, 2003 and 2002 financial data have been reclassified to conform to fiscal 2005 presentation. Certain items in the fiscal 2002 financial data have been reclassified to conform to fiscal 2003 presentation. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10K.


                                                 Fiscal Year       Fiscal Year       Fiscal Year       Fiscal Year     Fiscal Year
                                                   Ended             Ended             Ended              Ended           Ended
                                               October 28,         October 29,       October 30,       November  1,    October 26,
                                                   2006               2005               2004            2003            2002
                                               ------------------------------------------------------------------------------------

Net sales                                        $36,028 (3)      $40,444(3)        $43,145(3)       $42,448(3)       $41,326(3)
Cost of sales                                     20,908           23,589            25,394           25,141           24,973
                                               ------------------------------------------------------------------------------------
Gross profit                                      15,120           16,855            17,751           17,307           16,353
Gross profit percentage                               42%            41.7%             41.1%            40.8%            39.6%
Interest expense                                     394              232               175              343              359
Selling, general and administrative expenses      16,367           17,453            16,968           16,555           15,806
Provision for severance costs                        284                -                 -                -                -
Provision for impairment of long-lived assets
                                                       -                -               144                -                -
Other income                                          37                -                28               73              116
                                               ------------------------------------------------------------------------------------
(Loss) income before income taxes (benefit)       (1,888)            (830)              492              482              304
Income taxes (benefit)                             1,350(4)             -              (782)(4)          195              124
                                               ------------------------------------------------------------------------------------
Net (loss) income                                 (3,238)            (830)            1,274              287              180

Preferred Stock dividend requirement                 (44)             (53)              (70)             (70)             (72)
                                               ------------------------------------------------------------------------------------
Net (loss) income attributable to
   Common Stock                                  $(3,282)           $(883)           $1,204             $217             $108
                                                 ========           ======           ======             ====             ====
Net (loss) income per common share
applicable to common shareholders:
     Basic                                        $(3.69)          $(1.01)           $(1.45)             $.26             $.13
                                                  =======          =======           =======             ====             ====
     Diluted                                      $(3.69)          $(1.01)           $(1.26)             $.22             $.13
                                                  =======          =======           =======             ====             ====

Shares used in the calculation of
net (loss) income per common shares:
     Basic (5)                                   890,142           873,859          831,131            831,131         822,044
                                                 ==========        =======          =======            =======         =======
     Diluted (5)                                 890,142           873,859        1,008,373            966,604         846,256
                                                 ==========        =======        =========            =======         =======

Stores opened at end of period                                           9                9                  9               9

Balance Sheet Data:

                                          October 28,       October          October           November          October
                                            2006            29, 2005        30, 2004           1, 2003           26, 2002
                                      ----------------- ---------------- ----------------- ----------------- ----------------

Working capital (deficiency)                   $551 (2)        $2,961(1)(2)     $3,172(2)         $2,950(2)          $(600)1)
Total assets                                 11,492            13,879           12,799(4)         12,325            12,151
Long-term liabilities                         3,882(2)          3,935(2)         2,109(2)          2,968(2)            156
Total liabilities                            10,488(2)          9,592(2)         7,629(2)          8,380(2)          8,423(1)
Total shareholders' equity                    1,005             4,287            5,170(4)          3,945             3,728

(1) It is important to note that at the end of fiscal 2002 and 2001, the Company's outstanding balances on its revolving line of credit facility ($3,119,000 and $3,442,000, respectively) were classified as current liabilities, despite the long-term nature of the Company's then outstanding credit facility. The presentation as a current liability was in accordance with Emerging Issue Task Force ("EITF") 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box
     Arrangement". Working capital was negatively impacted by the Company's significant increase in the revolving line of credit facility in fiscal 2005 and 2001, which was necessary to fund retail store expansion and renovation.
(2) The Company entered into a $7.5 million credit facility on November 21, 2003. The credit facility expires in two years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at October 28, 2006, ($3,348,000), October 29, 2005 ($3,486,000), October 30, 2004
     ($1,825,000)  and  November  1, 2003  ($2,726,000),  under  the new  credit facility as a long-term liability.
(3) The Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. As a result, the net amount earned on these sales is recorded in net sales, in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."
(4) At October 30, 2004, the Company reassessed the valuation allowance previously established against its net deferred tax assets. Based on the Company's earnings history and projected future taxable income, the Company determined that it is more likely than not that a portion of its deferred tax assets would be realized and recorded an income tax benefit of approximately $977,000 and a reduction of reorganization value of approximately $373,000. In the third quarter of fiscal 2006, the Company provided a full valuation allowance against previously recorded net deferred tax assets. In accordance with SFAS 109, "Accounting For Income Taxes", this valuation allowance was necessary because the Company experienced cumulative losses for its last two fiscal years, including the increased loss in fiscal 2006 and declining sales, which created a degree of uncertainty regarding the future realization of such net deferred tax assets. As a result, the Company recorded a deferred tax expense of $1,350,000 in the third quarter of fiscal 2006.
(5) Adjusted to retroactively affect the 1 for 4 reverse stock split completed November 10, 2006.

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

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 28, 2006, October 29, 2005 and October 30, 2004, appearing elsewhere in this Form 10-K.

Results of Operations

Fiscal Year Ended October 28, 2006, as Compared
  To Fiscal Year Ended October 29, 2005

Net (Loss)

The Company's pre-tax loss for the year ended October 28, 2006 was $1,888,000 as compared to a pre-tax loss of $830,000 for the year ended October 29, 2005. The net loss for fiscal 2006 was $3,237,000 as compared to a net loss of $830,000 for fiscal 2005.

In the third quarter of fiscal 2006, the Company recorded a $1,350,000 non-cash deferred tax expense. As discussed below, this related to the full valuation allowance recorded on the Company's net deferred tax assets as there is uncertainty regarding the future realization of such assets.

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

The Company's Management, Board of Directors and its lender review EBITDA monthly, quarterly and annually to gauge the Company's performance. EBITDA may also be used in simple valuation measures of the Company, by its shareholders and potential investors. Management understands that there are limitations associated with the use of this non-GAAP measure of EBITDA as compared to net loss. Specifically, a portion of interest expense does relate to the Company's operations and a portion of the income tax equivalent provision, if any, does relate to the payment of certain state taxes, although these amounts are not material. Additionally, the Company will not eliminate any other recurring or non-recurring expenses in its reconciliation of the Company's net loss to EBITDA.

The following is a reconciliation of the Company's net loss to the non-GAAP measure of EBITDA:

                                      Fiscal 2006            Fiscal 2005
                                      -----------            -----------
Net loss                              $ (3,237,000)         $  (830,000)

Add back
Interest Expense                           394,000              232,000
Income Taxes (benefit)                   1,350,000                    -
Depreciation and amortization              728,000              739,000
                                      ===================   ================
EBITDA                                $   (765,000)         $   141,000
                                      ===================   ================

The Company's net loss for fiscal 2006 was negatively impacted by reduced comparable store sales, as discussed below.

Additionally, the net loss was negatively affected by the provision for severance costs, recorded in the Company's fourth quarter of fiscal 2006 aggregating $284,000 and relating to the departure of the Company's President/Chief Executive Office and the former Chairman of the Board. The former Chairman will remain a Board member in fiscal 2007.

The Company's net loss for fiscal 2006 and 2005 included net advertising expense of $614,000 and $725,000, respectively. In fiscal 2006, the Company realized less cooperative advertising support from its vendors. Additionally, the Company's advertising expenditures decreased 27% in fiscal 2006 to approximately $1,970,000 as compared to $2,700,000 for fiscal 2005. Management believes that the reduced promotional spending in fiscal 2006 negatively affected sales results.

In the fourth quarter of fiscal 2006, the Company initiated a change in its advertising campaign which was modified to reflect current market conditions, customer needs and service demands. The new marketing strategy was designed to better promote the Harvey brand and its installation and home integration offerings.

Accordingly, certain promotional allowances received by vendors that were previously recorded as a reduction of advertising expense are now recorded as a reduction of inventory costs if the expenditure no longer represents identifiable costs incurred by the Company to promote its products.

As a result, $360,000 of promotional allowances were reflected as an adjustment to inventory ($100,000) and a reduction of cost of goods sold ($260,000) in the fourth quarter of fiscal 2006 for promotional allowances related to the fourth quarter.

For fiscal 2005, no income tax provision was necessary due to net losses.

Additionally, the Company provided no income tax benefit against current operating losses because of uncertainly regarding their future realization. In addition, as of the third quarter ended July 29, 2006, the Company provided a full valuation allowance against previously recorded net deferred tax assets. In accordance with SFAS 109, "Accounting For Income Taxes", this valuation allowance was necessary because the Company experienced cumulative losses for its last two fiscal years, including the increased loss in fiscal 2006 and declining sales, which create a degree of uncertainty regarding the future realization of such net deferred tax assets. As a result, the Company recorded a deferred tax expense of $1,350,000 in the third quarter of 2006.

In fiscal 2005, the Company's net loss was negatively affected by approximately $200,000 in pre-opening expenses, operating losses and related promotional expenses related to the Company's Bridgewater, New Jersey store, which opened in late June 2005.

Revenues

For the year ended October 28, 2006, net sales aggregated $36,028,000, a decrease of approximately $4.4 million or 10.9% from the prior year. Comparable store sales for fiscal 2006, exclusive of a portion of the Company's sales from the new Bridgewater store, decreased approximately $6.0 million or 14.9% from the prior year.

In fiscal 2006, the Company's comparable store sales declined due to a reduction in retail store traffic, increased competition and price compression on high definition flat panel televisions, reduced marketing expenditures and flat panel shortages from certain key video vendors. The Company's third and fourth quarters were particularly impacted from a very soft retail climate and a further slowdown in retail store traffic. This slowdown has continued into the Company's first quarter of fiscal 2007.

During the fourth quarter of fiscal 2006, the Company experienced improved products availability of key flat panel product from its video vendors. However, the Company continued to experience video price compression and expects this price compression to continue in the future.

For fiscal 2006, the Company has experienced a decline in its audio and video sales, marginally offset by an increase in its labor revenue.

While flat panel product shortages and video price compression negatively impacted the Company in fiscal 2006, demand for flat-panel televisions has increased and unit sales have increased approximately 9%. The increase in unit sales was experienced from the sale of larger size plasma and LCD televisions. This continues to provide a service opportunity for the Company, as customers require custom installations of these televisions and related home theaters. The Company's overall flat-panel sales in dollars decreased for fiscal 2006 by 12% from fiscal 2005. Additionally, the Company's overall video sales declined approximately 14.6% in fiscal 2006 from fiscal 2005.

Video sales ($14.7 million) represented approximately 40.2% of gross sales for fiscal 2006, as compared to 41.9% of gross sales for the same period last year.

The Company's higher margin audio sales ($17.5 million) decreased 10.3% for fiscal 2006, as compared to the same period last year, and represented 48% of gross sales, as compared to 47.6% of gross sales for the same period last year. Audio sales were negatively impacted by reduced audio components, systems, radio and portables, audio accessories and furniture. The Company's cable, wire and surge protector sales continued to be strong, despite the overall reduction in sales.

The Company's higher margin labor revenue ($4.3 million) increased .1% for fiscal 2006 from the same period last year and represents approximately 11.8% of gross sales as compared to 10.5% for the same period last year. In the second quarter of fiscal 2006, the Company increased its labor rates, and as a result has increased labor revenue and resulting labor margins.

The Company believes it continues to benefit from the strong demand for its custom installation services. Additionally, despite increased competition and a decline in retail store traffic, customer demand continues to be strong for digital video products including larger plasma flat screen, LCD flat panel, high-definition televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase, as a percentage of gross sales and accounted for 64.7% of gross sales for fiscal 2006, as compared to approximately 62.8% of gross sales for fiscal 2005. Overall custom installation sales, including both equipment sales and labor income declined 8% and aggregated $23.6 million for fiscal 2006, as compared to $25.7 million for fiscal 2005. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

The Company believes it differentiates itself by offering sophisticated custom installation services, including programming capabilities that address complex technological integration issues giving its customers easy remote control operations for a variety of functions. Management believes installations of dedicated theater rooms, media servers, hard drive video and audio storage and distribution, video mounts, lighting systems in the home, as well as network cabling will continue to attract affluent customers to the Company. The home theater room will be the forefront of the smart home, for the desired integration of all electronics, lighting, security and networking within the home. These offerings should continue to benefit sales, enhance gross margins and improve overall store profitability.

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

Net sales for the new Harvey retail store located in Bridgewater, New Jersey have been encouraging. The Company believes that this store, opened June 2005, will take some time to mature as its sales have significantly come from new home construction and custom installations which take time to cultivate and complete. The new Bridgewater store contributed net cash flow in fiscal 2006 and essentially achieved a break-even level of store profitability in its first full year of operation.

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

Net sales for all of the Company's retail stores experienced declines for fiscal 2006, as compared to fiscal 2005, except the Company's Mt. Kisco, New York and Greenwich, Connecticut stores and its newest store in Bridgewater, New Jersey.

As discussed above, comparable store sales results were negatively impacted by a slowdown in retail store traffic, flat panel product shortages and price compression of these video products. Comparable store sales results were exacerbated by the poor results of the Company's Midtown Manhattan, Eatontown, New Jersey, Greenvale, Long Island stores and its store within ABC Carpet and Home in Manhattan. These stores all experienced slower than normal retail store traffic for the periods reported.

The Company's marketing efforts continued to be in a transition stage in fiscal 2006. Effective September 1, 2005, the Company engaged a new advertising agency, Avrett Free Ginsberg, to promote its brand and increase awareness in the Company's service initiatives. The advertising campaign, which was expected to be released in the second quarter of fiscal 2006, was modified to reflect current market conditions, customer needs and service demands. We believe the delay in releasing the new campaign had a negative impact on second, third and fourth quarter sales. Additionally, in fiscal 2006 and early fiscal 2007, the Company conducted consumer focus groups, which should help develop an appropriate campaign for fiscal 2007. In October 2006, the Company engaged a new advertising agency, Warren Kremer Paino, to better promote the Company's brand, product and service offerings. In fiscal 2007, the Company also expects to increase its marketing expenditures by an effective rate of approximately 49.7%, using the funds from the recently completed Private Placement. The Company's new campaign is expected to be launched in the second quarter of fiscal 2007.

In the third quarter of fiscal 2006, the Company engaged a consultant and marketing brand advisor who became a member of the Board after the Private Placement was consummated. This Board Member assisted in developing new strategies to best promote and build the Harvey brand. The Company paid this Board Member $50,000 in fiscal 2006.

Advertising efforts will continue to include radio, newspaper, direct mail and e-mail broadcasts, as well as the continued promotion of the Company's website, harveyonline.com, as well as potentially adding other marketing mediums. The Company expects to replace its website in fiscal 2007.

Furthermore,  in fiscal 2007,  the Company also will endeavor to put  additional efforts and resources into its important customer relations management initiatives and plans to be more aggressive with internet keyword searches and specific e-mail promotions to prospective and existing customers.

Cost and Expenses

Total cost of goods sold for fiscal 2006 decreased 11.4% to $20,908,000 as compared to fiscal 2005. The decline in cost of goods sold for fiscal 2006 was due primarily to the overall 10.9% decrease in net sales, as noted above.

In the fourth quarter of fiscal 2006, the Company initiated a change in its advertising campaign as discussed above. As a result, $360,000 of promotional allowances were reflected as an adjustment to inventory ($100,000) and a reduction of cost of goods sold ($260,000) in the fourth quarter of fiscal 2006 for promotional allowances related to the fourth quarter. This adjustment in the Company's fourth quarter, decreased cost of goods sold and improved the gross margin.

The gross profit margin for fiscal 2006 increased to 42.0% from 41.7% in fiscal 2005. The increase in the gross profit margin was primarily due to the $260,000 in promotional allowances discussed above. Excluding this adjustment, the gross margin was approximately 41.2% and declined as compared to fiscal 2005 due to continued video price compression, reduced higher margin audio sales, and additional from price promotions offered throughout fiscal 2006. This was offset somewhat by an increase in higher margin labor revenues.

Additional higher margin cable, wire and surge protector sales helped to mitigate the decline in the Company's overall gross profit margin for fiscal 2006.

The Company's total cost of goods sold also includes freight costs, purchase discounts from its vendors and inventory shrink. The Company's gross profit margin may not be comparable to other reporting electronics retailers as other entities may include the costs relating to their warehousing and distribution networks. Warehouse and distribution network costs for fiscal 2006 and 2005 approximated $573,000 and $704,000, respectively, and are included in SG&A expenses.

Selling, general and administrative ("SG&A") expenses for fiscal 2006 decreased by 6.6% to $16,366,000 as compared to fiscal 2005. The decrease for fiscal 2006 was offset by additional SG&A expenses aggregating $583,000, relating to the Company's new Bridgewater, New Jersey store.

Net advertising expense, which is included in SG&A expenses in the Company's Statements of Operations declined to $614,000 in fiscal 2006 from $725,000 in fiscal 2005. This decrease was primarily related to a reduction in advertising expenditures and a decline in cooperative advertising support from its vendors.

Management has been proactive in response to the sales decline with its cost reduction program. As a result, SG&A expenses declined from reduced payroll and payroll related expenses, management bonuses, other selling expenses, professional fees and communications. These decreases were offset by increased occupancy costs.

As part of its ongoing cost reduction program, Management will continue to examine ways to reduce expenses further in fiscal 2007. More importantly, Management will continue it efforts to improve its purchasing and inventory efficiencies, implement positive merchandising changes, while cultivating its profitable service offerings.

The Company plans to continue to hire and train custom installation personnel, as needed, and incur the necessary associated expenses relating to the expansion of its custom installation services. Management believes these services differentiate Harvey and are vital to the Company's business plan. Management also expects to intensify its sales training efforts in fiscal 2007 to ensure that its customers are given an exceptional and unsurpassed retail experience.

Interest expense increased by approximately $162,000 or 69.9% in fiscal 2006 from fiscal 2005. This was primarily due to increased borrowings and higher interest rates. In fiscal 2005, the Company's balance outstanding on its credit facility had increased as the Company used the credit facility to finance the construction of its new retail store in Bridgewater, New Jersey. Additionally, the credit facility was used to fund current operating losses, expenditures for computer equipment, software deposits and development work relating to the replacement of its legacy computer system. The new computer system was launched in November 2007.

For fiscal 2005, no income tax provision was necessary due to net losses.

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

The following is a reconciliation of the Company's net (loss) income to the non-GAAP measure of EBITDA:

                                        Fiscal 2005             Fiscal 2004
                                        -----------             -----------
      Net (loss) income                  ($830,000)             $1,274,000

      Add back
      Interest expense                    232,000                 175,000
      Income taxes (benefit)                 -                   (782,000)
      Depreciation and amortization       739,000                 683,000
                                          -------                 -------
      EBITDA                              $141,000              $1,350,000
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

Audio sales declined 1.2%, while video sales declined approximately 15.4% for fiscal 2005 as compared to fiscal 2004. Video sales have declined as a result of reduced DLP, CRT and DVD sales and to a lesser extent from price compression, an overall 1% reduction of flat panel unit sales and certain product shortages, particularly in the third and fourth quarters.

The Company has experienced flat panel growth in larger size plasma and LCD televisions while reporting declines in smaller screen sizes. Sales of larger screen flat panels provided installation opportunities for the Company. The Company's labor revenue increased approximately 17.1% for fiscal 2005 as compared to fiscal 2004 as custom installation demand continues to be strong.

The Company's overall video sales ($17.2 million) have been negatively impacted by price compression in the industry as well as competitive pressures in the market. Management believes this trend will continue. As video products are affected by price compression, Management believes it is an opportunity for the Company to attach additional higher margin audio components, accessories and labor. Video sales declined to approximately 41.9% of gross sales in fiscal 2005, from 46.5% of gross sales for fiscal 2004.

The Company's higher margin audio sales ($19.5 million) for fiscal 2005 increased to 47.6% of gross sales for fiscal 2005 from 45.2% of gross sales for fiscal 2004. Audio sales were positively impacted by additional cable sales, headphones, furniture, radio and portables. Labor income ($4.3 million) for fiscal 2005 represented approximately 10.5% of gross sales as compared to approximately 8.4% of gross sales for fiscal 2004.

The Company believes it continues to benefit from the strong demand for its custom installation services. Additionally, despite increased competition and a decline in retail store traffic, customer demand continues to be strong for digital video products including larger plasma flat screen, LCD flat panel, high-definition televisions, integrated remote controls and related custom home installations. Custom installation projects continued to increase, as a percentage of net sales and in actual dollars, and accounted for 63% of net sales for fiscal 2005 as compared to approximately 59% of net sales for fiscal 2004. Custom installation sales, including both equipment sales and labor income aggregated $25.7 million for fiscal 2005, as compared to $25.6 million for fiscal 2004. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

The Company's marketing efforts were in a transition stage in fiscal 2005. Effective September 1, 2005, the Company engaged a new advertising agency to promote its brand and increase awareness in the Company's service initiatives. The new campaign is expected to be introduced after the completion of the holiday shopping season. In fiscal 2005, the Company's marketing efforts remained stable, as compared to fiscal 2004. These efforts included radio, newspaper, direct mail and e-mail broadcasts, as well as the continued promotion of the Company's website.

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

Interest expense increased by approximately $57,000, or 32.7% for fiscal 2005, as compared to fiscal 2004. This was primarily due to increased borrowings and higher interest rates. The Company's balance outstanding on its credit facility increased as the Company used the credit facility to finance the construction of its new retail store in Bridgewater, New Jersey, as well as computer equipment, software deposits and development work relating to the replacement of its computer systems expected to be completed in fiscal 2006.

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

Liquidity and Capital Resources

At October 28, 2006 and October 29, 2005, the Company's ratio of current assets to current liabilities was 1.08 and 1.52, respectively.

The current ratio at October 28, 2006 was negatively impacted by the Company's net loss, the decline in inventory, current deferred tax assets and the increase in trade accounts payable and accrued expenses.

Net cash provided by operating activities for fiscal 2006 was $1,099,000, as compared to cash provided by operating activities of $211,000 for fiscal 2005. For fiscal 2006, the Company reported a net loss from operations of $3,237,000 as compared to a net loss from operations of $830,000 for fiscal 2005. The increased net loss was offset by the planned reduction in inventory for fiscal 2006, where in fiscal 2005, inventories were increased. Additionally, the Company experienced an increase in accrued expenses and trade accounts in payables in fiscal 2006, where there was a significant reduction of accrued expenses and customer deposits for fiscal 2005.

Net cash used in investing activities for fiscal 2006 was $561,000 as compared to $1,771,000 for fiscal 2005. Net cash used in investing activities included the purchase of equipment and software aggregating $189,000 and deposits on development work aggregating $378,000 related to the planned replacement of the Company's legacy computer system. For fiscal 2005, $1,459,000 was used for the purchase of leasehold improvements, software and equipment, primarily relating to the new Bridgewater, New Jersey retail store opened in June 2005. Additionally, in fiscal 2005, the Company incurred $150,000 relating to software purchases and $170,000 in related development and hardware purchases for its computer conversion.

Net cash used in financing activities for fiscal 2006 was $538,000, as compared to cash provided of $1,771,000. Financing activities included net payments of $138,000 decreasing the credit facility, preferred stock dividends of $51,000 and principal payments on note payables of $56,000. Additionally, fees relating to the Company's Private Placement aggregated $293,000. Financing activities for fiscal 2005 included net borrowings of $1,661,000, increasing the credit facility, preferred stock dividends paid of $59,000 and principal payments on note payables of $42,000.

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

The interest rate on all borrowings under the credit facility is either 0.25% over Webster Bank's prime rate (8.50% at October 28, 2006) or LIBOR plus 2.75%, at the Company's option. Under the credit facility, the Company pays Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility.

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

On November 9, 2006, the Company entered into the Sixth Amendment and Consent Agreement with Webster which (i) provided Webster's consent to the Private Placement and change in control, (ii) modified certain Availability Reserves and the Fixed Charge Ratio, as defined, and (iii) modified the Financial Covenants including the Capital Expenditures and Excess Availability/Cash requirements covenants, as defined. The Company was in compliance with all financial covenants at October 28, 2006.

As the credit facility expires in two years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at October 28, 2006 ($3,348,000) and October 29, 2005 ($3,486,000), under the credit facility as a long-term liability.

At  January  26,  2007,  there  was  approximately   $3,734,000  in  outstanding
borrowings under the credit facility, with approximately $1,736,000 available to borrow under this credit facility.

As fully described in Note 2 to the financial statements, the Company entered into a Securities Purchase Agreement with several institutional and other accredited investors. On November 10, 2006, the Company completed the Private Placement and the Company received $4,000,000 ($3,430,000 net of closing costs) from the sale of a new 8% Series B Convertible Preferred Stock. The proceeds will be used by the Company primarily for general corporate and working capital purposes, to fund its increased advertising efforts, to replace its website and to refurbish existing stores. These funds will also be used to help develop new retail technology centers within our stores emphasizing and reinforcing the changing services and products that the Company offers.

The Company's newest 4,500 square foot Harvey retail showroom in Bridgewater, New Jersey opened in late June 2005. In fiscal 2005, the Company financed all necessary leaseholds, equipment, furniture, fixtures and inventory, aggregating $1,560,000, with its credit facility.

The Company replaced its existing computer system in November 2006. The project cost is estimated at $650,000 - $700,000. At October 28, 2006, the remaining costs to complete the project are estimated at $50,000 - $75,000. These costs will be financed using the Company's credit facility in fiscal 2007.

The Company intends to launch its new advertising campaign in the second quarter of fiscal 2007, primarily with print, radio, direct mail, keyword searches and e-mail broadcasts. Advertising expenditures are expected to significantly increase by almost 50% for fiscal 2007 using funds available from the Private Placement.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The Company is expected to improve or replace its website in fiscal 2007 at an estimated cost of between $80,000 - $100,000 using funds available from the Private Placement.

In fiscal 2004, the Company amended and extended the lease for its flagship store in Midtown Manhattan. This amendment increased the Company's occupancy costs in fiscal 2005 and significantly increased these costs in fiscal 2006. The annual increase in rent expense for this store beginning in fiscal 2006, calculated on a straight-line basis, approximated $200,000.

In July 2003, the Company received a notice and information request from the Pennsylvania Department of Environmental Protection ("PADEP"). See Part I, Legal Proceedings, for details on this matter.

The Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2007 to meet its compliance requirements for the fiscal year ending 2008. In connection with this significant effort, Management believes that normal and customary expenses related to implementation of the required current provisions of the Act may be in the range of $250,000 - $350,000 for fiscal 2008.

As fully disclosed in Note 9 to the financial statements, The Company's shareholders, at the annual meeting, approved a reverse stock split of its common stock at an exchange ratio of 1 for 4. The reverse stock split was completed November 10, 2006 together with the Private Placement. For a period of ten (10) consecutive trading days following the closing, the Company's common stock remained above $1.00 per share, enabling the Company to regain compliance with the NASDAQ minimum bid price listing requirement.

On December 6, 2006, the Company announced that it was notified by the Panel that the Company had satisfied the conditions set forth by the Panel and regained compliance with the NASDAQ Market Place Rules. Accordingly, the Panel determined to continue the listing of the Company's securities on The NASDAQ Capital Market.

Management believes that cash on hand, cash available from the successful Private Placement, cash flow from operations and funds made available under the credit facility with Webster, will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of October 28, 2006 and is based on information appearing in the Notes to the Financial Statements:


                          2007           2008          2009          2010            2011       After 2011         Total
--------------------- -------------- ------------- ------------- -------------- --------------- -------------- ---------------
Operating leases        $2,301,000     $2,265,000    $2,047,000    $1,637,000     $1,369,000      $5,720,000    $15,339,000
Credit facility                  -        -           3,348,000             -              -               -      3,348,000
Notes payable               59,000      13,000                -             -              -               -         72,000
--------------------- -------------- ------------- ------------- -------------- --------------- -------------- ---------------
Total    contractual    $2,360,000     $2,278,000    $5,395,000                   $1,369,000
cash obligations                                                   $1,637,000                     $5,720,000    $18,759,000
--------------------- -------------- ------------- ------------- -------------- --------------- -------------- ---------------

Interest costs are not included in the above table as interest amounts will vary, however using similar interest rates and outstanding borrowings consistent with fiscal 2006, interest would approximate $400,000 per year.

The Company has no off-balance sheet arrangements as of October 28, 2006.

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

     As a result, the Company reduced its net inventory value to reflect the estimated amount of inventory with lower of cost or market issues. The
     Company's inventory reserve at October 28, 2006 October 29, 2005 is $140,000 and $150,000, respectively.

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

     Cash Discounts and Promotional Allowances

     The Company receives cash discounts for timely payment of merchandise invoices and recognizes these amounts in its statement of operations as a reduction of cost of sales.

     The Company also receives substantial funds from its suppliers for promotional allowances. These funds are used for advertising purposes and the funds earned are recorded net of advertising expenditures, and are included in selling, general and administrative expenses on the Statements of Operations.

     In the fourth quarter of fiscal 2006, the Company initiated a change in its advertising campaign which was modified to reflect current market conditions, customer needs and service demands. The new marketing strategy was designed to better promote the Harvey brand and its installation and home integration offerings.

Accordingly, certain promotional allowances received by vendors that were previously recorded as a reduction of advertising expense are now recorded as a reduction of inventory costs and costs of goods sold relating to the fourth quarter, if the expenditure no longer represents identifiable costs incurred by the Company to promote its products.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Interim Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (October 28, 2006), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As noted above, the Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2007 to meet its compliance requirements of fiscal year 2008.

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


Item 9B. Other Information

None

Part III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance With Section 16(a) of the Securities Exchange Act.

Following the end of the 2006 fiscal year and in connection with the closing of the Private Placement on November 10, 2006, certain of the Company's officers and directors resigned or were replaced. The biographies of the new officers and directors of the Company appear following the listing of the directors and executive officers of the Company in fiscal 2006 were as follows:

              Name                   Age (1)                            Position
--------------------------------- --------------- ----------------------------------------------------

Michael E. Recca(3)                     56        Chairman and Director
William F. Kenny, III                   75        Director
Fredric J. Gruder                       60        Director
Nicholas A. Marshall                    74        Director
Ira J. Lamel                            59        Director
Franklin C. Karp(2)                     53        Chief Executive Officer, President and Director
Joseph J. Calabrese                     47        Executive Vice President, Chief Financial Officer,
                                                     Treasurer, Secretary and Director
Michael A. Beck                         48        Vice President of Operations
Roland W. Hiemer                        45        Vice President Merchandising


(1)  As of October 28 2006.

(2) Effective October 26, 2006, Mr. Karp is no longer an officer or director of the Company.

(3) Effective November 10, 2006, Mr. Recca no longer serves as the Chairman but remains on the Company's Board.


Michael E. Recca became the Chairman of the Board of Directors of the Company in November 1996. Mr. Recca is also a member and the sole manager of Harvey Acquisition Company, LLC, which is a stockholder of the Company. Mr. Recca was an employee of Taglich Brothers, Inc., an NASD registered broker-dealer, through December 31, 1998. Beginning in January 2002 and continuing through April 2002, Mr. Recca was self-employed as a financial restructuring consultant, and, in this capacity, was also associated with NorthStar Capital, LLC, a joint venture with Ruskin Moscou Faltischek, P.C., the Company's corporate counsel. From April 2002 through November 2006, Mr. Recca was an officer and director of Sky Capital Holdings, LTD, and of several wholly owned subsidiaries of Sky Capital Holdings and the President of Sky Capital, LLC, a wholly owned subsidiary of Sky Capital Holdings, LTD and an NASD broker-dealer. Mr. Recca is also an officer and a director of Sky Capital Enterprises and of Sky Capital Ventures, (companies affiliated with Sky Capital Holdings, LTD) and several of their wholly or partially owned subsidiaries, including Global Secure Holdings, Ltd., and its wholly owned subsidiaries. Mr. Recca remains on the Board in fiscal 2007.

Franklin C. Karp began his career in the retail consumer electronics industry over 25 years ago, working as a salesman for what was then one of the most successful chain operations in the New York metropolitan area. He held various positions in sales management, purchasing and operations. In 1990, Mr. Karp joined Harvey as Merchandise Manager and later as Vice President in charge of merchandising. Mr. Karp was appointed President of Harvey in 1996 and Chief Executive Officer in 2004. Effective October 26, 2006, Mr. Karp is no longer an officer or director of the Company.

Joseph J. Calabrese, a certified public accountant, joined the Company as Controller in 1989. Since 1991, Mr. Calabrese has served as Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Calabrese was elected Executive Vice President and a Director of the Company in 1996. Mr. Calabrese began his career with Ernst & Young LLP in 1981 where for the eight-year period prior to his joining the Company he performed audit services with respect to the Company. Effective November 10, 2006, Mr. Calabrese is no longer a member of the Board.

Fredric J. Gruder served as a director from July 1998 until November 10, 2006. Since December 2001, Mr. Gruder has been a sole practitioner in his own law firm. From July 1999 to December 2001, Mr. Gruder was of counsel to Dorsey & Whitney LLP. From September 1996 to July 1999, he was a partner in the law firm of Gersten, Savage, Kaplowitz & Fredericks, LLP ("Gersten"), which represented Thornwater Company, L.P. ("Thornwater"), representative of the Company's underwriters in the Offering. From March 1996 through September 1996, Mr. Gruder was of counsel to Gersten, having been a sole practitioner from May 1995 through March 1996. From March 1992 until March 1996, Mr. Gruder served as vice president and general counsel to Sbarro, Inc., then a publicly traded corporation which owns, operates, and franchises Italian restaurants. Prior to this time, Mr. Gruder practiced law in New York for over twenty years, specializing in corporate securities and retail real estate. Effective November 10, 2006, Mr. Gruder is no longer a member of the Board.

William F. Kenny, III served as a director of the Company from 1975 November 10, 2006. From January 1992 to December 2000, Mr. Kenny was a consultant to Meenan Oil Co., Inc. Prior to 1992, Mr. Kenny was the President and Chief Executive Officer of Meenan Oil Co., Inc. Mr. Kenny has also served as a director of the Empire State Petroleum Association, Petroleum Research Foundation and was the President of the East Coast Energy Council. Mr. Kenny was also the President of the Independent Fuel Terminal Operators Association and the Metropolitan Energy Council. Effective November 10, 2006, Mr. Kenny is no longer a member of the Board.

Nicholas A. Marshall served as a director of the Company from May 2003 to November 10, 2006. Since 1998, Mr. Marshall has worked as a consultant and trustee of a family estate. From 1983 - 1997, Mr. Marshall served as a director of the Greater New York Savings Bank and from 1997-1998 he was an Advisory Board member of Astoria Federal Corporation. Mr. Marshall has over 37 years of experience in investment banking and has held senior executive positions in several asset management firms. Mr. Marshall has a BA degree from Yale University and an MBA from Harvard Business School. Effective November 10, 2006, Mr. Marshall is no longer a member of the Board.

Ira J. Lamel was appointed to the Company's Board of Directors and Audit Committee (Chairman) in November 2003. He has been the Executive Vice President, Chief Financial Officer and Treasurer of The Hain Celestial Group, Inc. since October 1, 2001. Mr. Lamel, a certified public accountant, was a partner at
Ernst & Young LLP where he served in various capacities from June 1973 to September 2001. Ernst & Young LLP served as the Company's independent accountants until fiscal 2001. Mr. Lamel directed all of Ernst & Young's services to the Company, including the audits of our financial statements, from fiscal 1997 through fiscal 2000. Mr. Lamel is also a director of Excel Technology, Inc. (NASDAQ - XLTC). Mr. Lamel remains on the Board in fiscal 2007.

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

Committees of the Board of Directors

The Board of Directors, which met six times either in person or telephonically during fiscal 2006, has an Audit Committee and a Compensation and Stock Option Committee.

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

Compensation and Stock Option Committee. During fiscal 2006, Fredric J. Gruder, William F. Kenny, III, Nicholas A. Marshall and Ira J. Lamel served on the Compensation and Stock Option committee (the "Compensation Committee"). Each director who served on the Compensation Committee during fiscal 2006 qualified as an "independent director" as such term is defined in Marketplace Rule 4200(a)(15) of the National Association of Securities Dealers (the "NASD"). The function of the Compensation Committee is to make recommendations to the Board with respect to the compensation of management level employees and to administer plans and programs relating to stock options, pension and other retirement plans, employee benefits, incentives, and compensation. The Compensation Committee met one time in fiscal 2006.

Audit Committee. During fiscal 2006, William F. Kenny, III, Nicholas A. Marshall and Ira J. Lamel (Chairman) served on the Audit Committee. Each of the Audit Committee members in 2006 met the independence criteria prescribed by Rule 10A-3 promulgated under the Exchange Act and was an "independent director" as defined in NASD Rule 4200(a)(15). Each Audit Committee member met NASDAQ's financial knowledge requirements, and Ira J. Lamel, designated by the Board of Directors as the "Audit Committee financial expert" under the SEC rules, meets NASDAQ's professional experience requirements as well. The Audit Committee is governed by, and operates pursuant to, a written charter adopted by the Board of Directors. Such charter complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASDAQ. As more fully described in the charter, the Audit Committee is responsible for overseeing the accounting and financial reporting processes and the audits of the financial statements of the Company. The Audit Committee met four times in fiscal 2006.

Affirmative Determinations Regarding Director Independence

The Board of Directors determined each of the following directors to be an "Independent Director" as such term is defined in the NASD Marketplace rule 4200(a)(15):

                                Fredric J. Gruder
                              William F. Kenny, III
                              Nicholas A. Marshall
                                  Ira J. Lamel

As provided by NASD Rule 4350(c)(2), the Independent Directors regularly schedule "Executive Sessions" whereby the Independent Directors hold meetings with only the Independent Directors present.

Code of Ethics

The Company adopted a code of ethics applicable to its Chief Executive Officer/President, Chief Financial Officer and Controller, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. This code of ethics is publicly available on the Company's website. If the Company makes any amendments to this code of ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code of ethics to the Company's Chief Executive Officer, Chief Financial Officer or Controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the SEC. The Company also has a third party anonymous ethics and compliance hotline available to all employees and is reportable by phone or by website, www.reportit.net.

Directors' Compensation

In fiscal 2006, each of the Company's outside directors received a $1,000 monthly retainer.

No options to purchase the Company's Common Stock were granted to the outside directors in fiscal 2006.

Policy for Nomination of Directors

In fiscal 2006, the Company established a resolution outlining its policy on the nomination of directors, under the Standards of the NASDAQ Capital Market. Director nominees shall be recommended by a majority of the directors who are independent. The independent directors will only consider nominees that have requisite industry or financial experience.

Election of New Directors

Pursuant to the Private Placement, The Company amended and restated its bylaws, which, among other things, (i) provided for a staggered, or classified, Board of Directors, (ii) limits the removal of directors, and (iii) enable directors to consider multiple factors when making major decisions.

In fiscal 2006, the Company's Board of Directors was comprised of seven members who were not divided into classes. With the completion of the Private Placement, in fiscal 2007, the newly elected Board of Directors are divided into three classes, the term of each respective director will end at our annual meeting of stockholders in 2007, 2008 or 2009 depending on the class to which each such director belongs.

At the Annual Shareholders Meeting held October 27, 2006, the Shareholders elected the following persons as directors: D. Andrew Stackpole, Ron L. Jones, Robert E. Albus, Patrick E. Hobbs, Charles Berger, Scott Galloway, Ira J. Lamel, Michael E. Recca and Jonathan Stearns. Robert E. Albus, Ira J. Lamel and Michael
E. Recca, shall serve as Class I Directors, Patrick E. Hobbs, Scott Galloway and Jonathan Stearns shall serve as Class II Directors and D. Andrew Stackpole, Ron
L. Jones, and Charles Berger shall serve as Class III Directors. Messrs. Albus, Hobbs, Galloway, Lamel, Recca and Stearns will be independent directors.

Set forth below is biographical information for each new director.

Class I Directors: Continuing in Office Until the 2007 Annual Meeting

Robert E. Albus, 60, is currently President & CEO of Goodrich Capital, a financial Advisory Firm. Prior to this he was President of Premier Business Development, a Management Consulting Company, and since 1998 has been Managing Partner of ChemPro LLC, a technology development company he founded. Mr. Albus served as President and Chief Executive officer of Home-Link Services from 2002 to 2003. Prior to joining Home-Link Services, Mr. Albus was President of the Toiletry Division of Advanced Polymer Services, Inc., where he was employed from 1997 to 2000. Prior to that, Mr. Albus served as Director of Marketing of Combe, Inc, (U.S.); General Manager of Combe, Inc. (Canada); Vice President of Business Development of the W.B. Saunders Division of CBS; and a Product Director of Johnson & Johnson. Mr. Albus is a Director of Merisant Worldwide, Inc. a position he has held since May 2004. He received a BA from Lafayette College and an MBA from Lehigh University.

Ira J. Lamel, 59, continues to serve on the Board of Directors following the Private Placement. His biography appears above.

Michael E. Recca, 56, continues to serve on the Board of Directors following the Private Placement. His biography appears above.

Class II Directors: Continuing in Office Until the 2008 Annual Meeting

Patrick E. Hobbs, 46, has served as the Dean of the Law School at Seton Hall University since 1999, and from 1995 until 1999 he served as the Associate Dean for Finance. Mr. Hobbs joined the faculty of Seton Hall in 1990, and he continues to teach in the area of tax law, including Federal Income Taxation, Corporate Taxation, Business Planning, and Law and Literature. Mr. Hobbs is a Commissioner on the New Jersey State Commission of Investigation. He is a member of the Standards Review Committee of the American Bar Association, Section of Legal Education and Admissions to the Bar, and has twice chaired the Law School Development Committee. He serves as a member of the boards of the Newark
Alliance, Lexis-Nexis, Newark Beth Israel Medical Center, the New Jersey Commission of Professionalism, and the New Jersey Institute for Continuing Legal Education. In 2004 he served as the Chairman of the Newark, New Jersey Mayor's Blue Ribbon Commission on the Downtown Core Redevelopment. Mr. Hobbs received a BS from Seton Hall University, a JD from the University of North Carolina at Chapel Hill, and an LL.M. from New York University.

Scott Galloway, 41, is a Clinical Associate Professor at the NYU Stern School of Business where he teaches brand strategy to 2nd year MBA students. In 1997, he co-founded Red Envelope (an Internet-based gift retailer) and served as Chairman until 2000 and on the firm's Board until 2004. He also co-founded Prophet Brand Strategy in 1992, an international consultancy that employs over 100 professionals, serving as CEO until 2000 and Chairman until 2002. Mr. Galloway was named one of the one hundred Global Leaders for Tomorrow in 1999 by the World Economic Forum in Davos, Switzerland. He received a BA from UCLA and an MBA from UC Berkeley.

Jonathan Stearns, 47, is the Managing Director of the Private Equity Group at AIG, since September 2006. Prior to this, he was a Managing Director since 2004, and was a founding member of Associated Partners, LLC, where he managed co-investment portfolios totaling $175 million for Abbott Capital, and rendered other advisory services and participated in the private equity fund investment program. Prior to 2004 he was a Managing Director of Abbott Capital Management, LLC, where since 2001 he was the head of a co-investment team responsible for direct investments in private companies. Mr. Stearns has also been a Managing Director and co-head of Equinox Investment Partners, LLC from 1996 to 2001, where he focused primarily on investing in private, middle-market companies. He previously spent several years in the private capital group of Kleinwort Benson Limited, ultimately as a Director with significant involvement in forming and raising capital for the $180 million KB Mezzanine Fund II, LP. Mr. Stearns received a BA from The University of the South in Sewanee, Tennessee and completed graduate studies in political economics, with an emphasis on Japan, at Cornell University.

Class III Directors: Continuing in Office Until the 2009 Annual Meeting

D. Andrew Stackpole, 42, is a founder and has been Managing Partner of Trinity Investment Partners LLC since 2002. From 1999 until 2001 he was a Managing Director in the Global Consumer Products group of Merrill Lynch. Prior to joining Merrill Lynch, Mr. Stackpole was a Managing Director in the Mergers & Acquisitions department of Bear Stearns, and prior to that an Executive Director at SBC Warburg where he held various positions including Co-Head of the U.S. Mergers and Acquisitions group. Mr. Stackpole has been a Term Member of the Council on Foreign Relations, where he was nominated an International Affairs Fellow. He is a Director of the Michael J. Berkeley Foundation, a charity focused on providing academic scholarships for minority college students, and is also a Director of TechFoundation, a nonprofit provider of technology resources to charitable organizations. Mr. Stackpole received a BA from Trinity College, an MPA from the Kennedy School of Government at Harvard University, and an MBA from the Wharton School of the University of Pennsylvania.

Ron L. Jones, 63, has been a Management Partner in Trinity Investment Partners LLC since 2003. Mr. Jones was President and CEO of Sealy, Inc. from 1996 to 1997 and Chairman, President and CEO of Sealy from 1997 to 2002 and continued to serve as Chairman until retiring in 2004. He was President of the Home Furnishings Group of Masco, Inc. from 1988 to 1996. Mr. Jones also served as President of The HON Company from 1983 to 1987 and was elected to the Board of HON Industries (now dba HNI Corporation) in 1996. Mr. Jones was named President of HON Industries in 1987 and served in that capacity until joining Masco in 1988. He also served as a Director of Vermeer Corporation from 2000 to 2002. He is currently a Director of AOT Bedding Holdings Corporation (National Bedding Company). Mr. Jones serves as a Trustee of the High Point Regional Health System, of High Point University, The Piedmont School, and of Southern Virginia University. Mr. Jones received a BS from Central Methodist College and has received an honorary doctorate degree from Southern Virginia University.

Charles M. Berger, 70, has been a Management Partner in Trinity Investment Partners LLC since 2003. Mr. Berger served as Chairman of the Board of The Scotts Company from 1996 through 2002. From 1996 to 2001, he was also Chief Executive Officer, and from 1996 until 2000, he was President. Prior that, during his 32-year career at H.J. Heinz Company, he held the positions of Chairman and Chief Executive Officer of Heinz India Pvt. Ltd. (Bombay); Chairman, President, and Chief Executive Officer of Weight Watchers International, a Heinz affiliate; Managing Director and Chief Executive Officer of Heinz-Italy (Milan), the largest Heinz profit center in Europe; General Manager, Marketing, for all Heinz U.S. grocery products; Marketing Director for Heinz U.K. (London); and Director of Corporate Planning at Heinz World Headquarters. Mr. Berger is a Director of the Colibri Corporation of Providence, Rhode Island, and of Salerno Plastics, Plattsburgh, New York. He is also on the Board of the Philharmonic Center for the Arts in Naples, Florida, the North Shore Hospital System in Manhasset, New York, and Chairman of the Naples Botanical Garden. Mr. Berger is also Executive in Residence at Ohio Wesleyan University. He graduated from Princeton University and received an MBA from Harvard Business School.

Vacancies on the New Board of Directors

In fiscal 2007, vacancies on the Board of Directors may be filled by a majority of the remaining independent directors. A director elected by the Board of Directors to fill a vacancy, including a vacancy created by an increase in the number of directors, shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until the director's successor is elected and qualified.

Independence of the New Board of Directors

As required under applicable NASDAQ Marketplace Rules, a majority of the members of a listed company's Board of Directors must qualify as "independent," as affirmatively determined by the board of directors. Our Board of Directors consults with our counsel to ensure that the Board of Directors' determinations are consistent with all relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent NASDAQ Marketplace Rules, as in effect time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director or any of his family members, and our senior management, our independent registered public accounting firm and us, the Board of Directors affirmatively has determined that all of the directors are independent directors within the meaning of the applicable NASDAQ Marketplace Rules, except for D. Andrew Stackpole, Ron L. Jones and Charles Berger.


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

Summary Compensation Table

     Name of Individual                                                 Stock
   and Principal Position       Year      Salary       Bonus       Options Granted    Long-Term Compensation
----------------------------- --------- ----------- ------------- ------------------- -----------------------

Michael E. Recca              2006       $ 48,000     $  -                -                    $ -
Chairman (1)                  2005       $105,000     $  -                -                    $ -
                              2004       $112,000     $   -               -                    $ -

Franklin C. Karp              2006       $165,000     $  9,000            -                    $ -
Chief Executive Officer       2005       $164,000     $ 54,000            -                    $ -
 & President (2)              2004       $165,000     $ 75,000            -

Joseph J. Calabrese           2006       $155,000     $ 18,000            -                    $ -
Executive Vice President
                              2005       $155,000     $ 51,000            -                    $ -
Chief Financial Officer,      2004       $156,000     $ 71,000            -                    $ -
   Treasurer and Secretary

Michael A. Beck               2006       $140,000     $ 17,000            -                    $ -
Vice President of             2005       $140,000     $ 49,000            -                    $ -
   Operations                 2004       $140,000     $ 70,000            -                    $ -

Roland W. Hiemer              2006       $ 96,000     $ 11,000            -                    $ -
Vice President of             2005       $ 96,000     $ 21,000            -                    $ -
   Merchandising              2004       $ 95,000     $ 35,000            -                    $ -

(1)--In September 2005, Mr. Recca's annual salary was reduced to $48,000. Mr. Recca no longer serves as Chairman.
(2)--No longer serves as Chief Executive Officer & President.

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

Effective October 26, 2006, the Company entered into a termination agreement with our then President and Chief Executive Officer whereby the executive agreed to resign from his employment and directorship. In consideration, the executive received $55,000 in November 2006 and additionally will receive $10,000 per month for twelve consecutive months, aggregating $175,000. The executive will also continue his medical coverage under COBRA for the one year period, where the Company will continue to pay its portion of the premiums for this twelve month period. This agreement supersedes the executive's severance agreement.

As previously authorized by the Company's Compensation Committee for services up to the end of fiscal 2006, and upon the shareholders' approval of the Private Placement on October 27, 2006, the Company's Chairman entered into a termination settlement agreement with the Company. In connection with this agreement, the Chairman received $100,000, resigned his position as Chairman and will continue his medical coverage under COBRA for a one year period (with the Company paying its portion of the insurance premiums). This agreement supersedes the Chairman's severance agreement.

In connection with the Private Placement, the Company's Vice Presidents were required, as a condition to closing, to agree that neither the Private Placement nor any purported tender offer by Modern Technology Group, Inc. publicly announced prior to the closing shall constitute a change of control or Potential Change of Control as defined in their Amended Severance Agreements.

In addition, the Company's Vice Presidents are entitled to receive, and the Company has been accruing, quarterly special retention bonuses of $10,000 each, per quarter, for ten quarters commencing in May 2006 and continuing during such time for as long as such members of the management team continue their employment with the Company. These retention bonuses accrue monthly. For fiscal 2006, these retention bonuses aggregated $60,000 and are included in accrued expenses at October 28, 2006.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors establishes the Company's general compensation policies as well as the compensation plans and specific compensation levels for executive officers. It also administers our employee stock option plan for executive officers.

In fiscal 2006, the Compensation Committee consisted of Fredric J. Gruder, William F. Kenny, III, Nicholas A. Marshall and Ira J. Lamel. Following the closing of the Private Placement, the Compensation Committee membership changed, and now includes Robert Albus, Scott Galloway and Jonathan Stearns.

The 2006 Compensation Committee believed that the compensation of the Company's executive officers should be influenced by performance. Base salary levels, and any salary increases are approved by the Compensation Committee. In fiscal 2006, 2005 and 2004, additional compensation in the form of cash bonuses were made in accordance with a quarterly and annual bonus plan, as approved by the Compensation Committee then in place. In fiscal 2002, stock options were also made in accordance with the quarterly and annual bonus plan, as approved by the Compensation Committee. The 2006 Compensation Committee believed that the executive officers salaries during these years did not exceed levels in the industry for similarly-sized businesses. Severance agreements exist for all executive officers.

In fiscal 2006, the Company's executive officers (excluding the Chairman) received a significantly reduced bonus plan, as approved by the Compensation Committee due to the recent performance of the Company. Under the plan, sixty percent (60%) of the annual bonus potential was based on financial performance and the achievement of the Company's quarterly budgets. The remaining forty percent (40%) was an annual bonus based on the achievement of specific Company goals.

As previously mentioned, stock option grants, prior to 2003, had been part of the bonus plan for executive officers. The Compensation Committee viewed these option grants as an important component of its long-term, performance-based compensation philosophy. Since the value of an option bears a direct relationship to our stock price, the Compensation Committee believed that options motivate executive officers to manage the Company in a manner that will also benefit stockholders. As such, options were granted, only if performance levels were achieved, at the current market price. One of the principal factors considered in granting options to an executive officer was the executive officer's ability to influence the Company's long-term growth and profitability. No options were granted in fiscal 2006.

With respect to the base salary granted to Mr. Karp, our Chief Executive Officer/President in fiscal 2006, the Compensation Committee made an assessment of the Company's actual operating results for fiscal 2005, as compared to the Company's goals and from the performance of Mr. Karp on various accomplishments for fiscal 2005. The Compensation Committee also considered Mr. Karp's relative position as compared to his peers in the industry. Based on these factors, Mr. Karp's salary was retained at $170,000 for fiscal 2006. Mr. Karp took a voluntary reduction in salary and reduced this amount to $165,000.

In fiscal 2006, no options were granted to the Company's executive officers.

The 2007 Compensation Committee played no role in determining compensation for the Company's officers and directors in fiscal 2006.

                                  Robert Albus
                                 Scott Galloway
                                Jonathan Stearns

Stackpole Employment Agreement

Pursuant to the Private Placement, D. Andrew Stackpole, the founder of Trinity, became Chairman of the Board pursuant to the terms of the Employment Agreement. Mr. Stackpole will receive base salary at an annual rate of $150,000 payable on the Termination Date (as defined in the Employment Agreement) in vested warrants to purchase common stock of the Company, and a quarterly bonus of $50,000, also payable in the month immediately following such quarter. For purposes of Mr. Stackpole's base salary and bonus calculations, common stock of the Company will be deemed to have a value equal to the average VWAP (as defined) over the period with respect to which the payment is being made. Warrants will be issued with a strike price of 50% of the average VWAP over such period and shall be deemed to have a value for purposes of this calculation equal to 50% of the average VWAP over such period and shall be exercisable no later than March 15 of the calendar year following the calendar year in which they are issued. Notwithstanding anything to the contrary set forth in the Employment Agreement, in no event shall warrants issued thereunder be exercisable for more than 1,000,000 shares of common stock, except upon a termination of Mr. Stackpole's employment without Cause, in which event the number of shares issued will not exceed 3,000,000.

Mr. Stackpole is entitled to receive employee benefits (including fringe benefits, vacation, pension and profit sharing plan participation and life, health, accident and disability insurance) on the same basis as those benefits are generally made available to senior executives of the Company, and will be reimbursed for reasonable travel, entertainment and other business expenses incurred by him in the performance of his duties, all in accordance with Company policies. In the event Mr. Stackpole is terminated due to his death or disability, he shall continue to receive payments of base salary, bonus and other benefits specified in the Employment Agreement for a period of twelve (12) months. In the event Mr. Stackpole is terminated without Cause, he shall receive in a single lump sum as soon as practicable but not later than 30 days following such termination equal to (1) in the case of termination other than a Change in Control or Potential Change in Control, the equivalent of one year of base salary and bonus and (2) in the case of termination as a result of a Change in Control or Potential Change in Control, three (3) times annual base salary and bonus, payable in each case in cash or common stock of the Company, at the option of Mr. Stackpole.

Stock Option Plan

In April 1997, the Company adopted a stock option plan, which currently covers 1,000,000 (250,000 retroactively adjusted for the 1 for 4 reverse stock split) shares of the Common Stock. At October 28, 2006, options currently outstanding aggregate 205,525 and options available for grant aggregate 44,475. Options may be designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified stock options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company (collectively "Options"). In certain circumstances, the exercise of Options may have an adverse effect on the market price of the Common Stock. The Stock Option Plan was approved by the Company's shareholders in fiscal 1998.

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

The Compensation and Stock Option Committee, within the limitation of the Stock Option Plan, shall have the authority to determine the types of options to be granted, whether an Option shall be accompanied by SARS or Limited SARS, the purchase price of the shares of Common Stock covered by each Option (the "Option Price"), the persons to whom, and the time or times at which, Options shall be granted, the number of shares to be covered by each Option and the terms and provisions of the option agreements. The maximum aggregate number of shares of Common Stock as to which Options, Rights and Limited Rights may be granted under the Stock Option Plan to any one optionee during any fiscal year of the Company is 100,000 (25,000 post reverse stock split), as approved and amended by the shareholders in fiscal 2000.

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

In fiscal 2006, no stock options were granted to the Company's executives or directors.

No stock options were exercised by executives or directors in fiscal 2006.

It is expected that in connection with the closing of the Private Placement, directors' options which are currently issued and outstanding will not terminate after 180 days of leaving the Company's Board of Directors, as prescribed, but rather will be modified to retain the original term of the option grant. Additional compensation expense may be incurred based on this modification, but Management does not believe that this modification will have a material impact on the Company's financial statements. It is also expected that, following the closing of the Private Placement, options will be granted to newly elected outside directors commensurate with standard practices.


Exercise prices for options outstanding as of October 28, 2006 are as follows:

                                                                Weighted-
                          Number of                              Average
                          Options              Options          Remaining
    Range of            Outstanding at      Exercisable at    Contractual Life
 Exercise Price           Year End           End of Year         In Years
-------------------- ------------------- ------------------ ------------------
             $3.25            18,750             18,750           5
             $3.75            22,500             22,500           5
             $4.00            13,156             13,156           2
             $4.60            22,500             22,500           6
             $5.06             6,250              6,250           1
             $5.40            22,500             22,500           6
             $5.50             7,500              7,500           5
             $6.00            43,125             43,125           3
             $7.00            22,500             22,500           4
             $7.44            11,250             11,250           4
             $8.00               744                744           1
            $12.00            14,750             14,750           1
                     ----------------- ------------------
                              205,525            205,525         4.02
                     ================= ==================


PERFORMANCE GRAPH

The following graph shows a five year comparison of the cumulative total return to shareholders for the Company, the Russell 2000 Index and a peer group of substantially larger electronics companies. The graph assumes that the value of investment in the Company's Common Stock and in each index was $100 on October 27, 2001, including the reinvestment of dividends, if any. The company's fiscal year is either a 52 or 53-week year with the fiscal year ending on the Saturday closest to October 31. All fiscal years presented in the performance graph include 52 weeks, except fiscal 2003, which includes 53 weeks.


[GRAPHIC OMITTED]

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of October 28, 2006, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

        Name and Address of Beneficial Owner          Title of Class      Amount and Nature of
                                                                          Beneficial Ownership         Percentage
----------------------------------------------------- ---------------- ---------------------------- -----------------
Michael E. Recca                                          Common               55,020(1)                5.3%
949 Edgewood Avenue
Pelham Manor, NY 10803

Ronald I. And Joyce L. Heller                             Common               48,725                   4.9%
74 Farview Road
Tenafly, New Jersey 07670

William F. Kenny, III                                     Common               13,647 (2)               1.4%
C/o Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Fredric J. Gruder                                         Common               10,000 (2)               1.0%
775 Park Avenue
Huntington, NY 11753

Ira J. Lamel                                              Common                    -0-                  -
c/o The Hain-Celestial Group, Inc.
58 South Service Road
Melville, N Y 11747

Nicholas A. Marshall                                      Common                    -0-                  -
113 Horseshoe Road
Mill Neck, NY 11765

Franklin C. Karp-resigned effective October 26, 2006      Common                    -0-(3)               -
c/o Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Joseph J. Calabrese                                       Common               50,426 (4)               4.8%
c/o Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Michael A. Beck                                           Common               49,375 (4)               4.7%
c/o Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

Roland W. Hiemer                                          Common               26,875 (5)               2.6%
c/o Harvey Electronics, Inc.
205 Chubb Avenue
Lyndhurst, NJ 07071

SBA Receiver for Inter-Equity Capital Partners, L.P.      Common              121,625                  12.2%
666 11th Street N.W. Suite 200
Washington, D.C. 2001-4542

Richard and Frances McGlenn                               Common              124,875(7)               12.5%(8)
5803 Palmetto Drive
Fort Pierce, FL 34982
----------------------------------------------------- ---------------- ---------------------------- -----------------

All Directors and Officers as a group                     Common              205,343                  17.0%
(8 Persons)

All Beneficial Owners as a group                          Common              500,568 (6)              41.4%
----------------------------------------------------- ---------------- ---------------------------- -----------------

(1) Includes 10,983 shares of the Company's Common Stock owned by Harvey Acquisition Company LLC ("HAC"), of which Mr. Recca is a member and the sole manager, plus options to purchase up to 40,000 shares of the Company's Common Stock which are exercisable at prices of between $3.575-7.70 per share.

(2) Includes options to purchase up to 10,000 shares of the Company's Common Stock, which are exercisable at prices of between $3.25-5.50 per share.

(3) Mr. Karp resigned October 26, 2006. As a result, his options to purchase up to 53,125 shares of the Company's Common Stock, which are exercisable at an exercise price of between $3.25-12.00 per share were not included.

(4) Includes options to purchase up to 47,500 shares of the Company's Common Stock, which are exercisable at an exercise price of between $3.25-12.00 per share.

(5) Includes options to purchase up to 26,250 shares of the Company's Common Stock, which are exercisable at an exercise price of between $3.25-12.00 per share.

(6) Includes options and warrants to purchase up to 245,625 shares of Common Stock, which are exercisable at an exercise price of between $3.25-15.00 per share.

(7) Information relating to the McGlenns is based solely upon a review of Form 4s and the Schedule 13G filed by the McGlenns with the SEC covering the period through October 28, 2006.


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

To the Company's knowledge, based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended October 28, 2006, except Richard and Frances McGlenn. All Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were fully satisfied.

Item 13. Certain Relationships and Related Transactions.

From January 2001 to April 2002, Mr. Recca also served as a principal of NorthStar Capital, LLC which was a joint venture between certain of the partners of Ruskin Moscou Faltischek, P.C. ("Ruskin"), the Company's corporate counsel, and Mr. Recca. From April 2002 through November 2006, Mr. Recca has been a director of Sky Capital Holdings, LTD, and of several wholly owned subsidiaries of Sky Capital Holdings, and the President of Sky Capital, LLC, a wholly owned subsidiary of Sky Capital Holdings, LTD and a NASD broker-dealer. Mr. Recca was also a director of Sky Venture Capital and Sky Capital Ventures and several of their wholly or partially owned subsidiaries during this period.

Dividends paid to preferred stockholders aggregated $51,000, $53,000 and $70,000 for fiscal years 2006, 2005 and 2004, respectively.


Item 14. Principal Accountant's Fees and Services

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO Seidman, LLP rendered during fiscal years 2006 and 2005.

                                            2006                   2005
                                            ----                   ----

       Audit Fees                           $106,000               $101,000

       Audit - Related Fees                   58,000(1),(2)          23,500(1)

       Tax Fees                                    -                      -

       All Other Fees                              -                      -
                                            ------------         ----------
            Total                           $164,000              $124,500
                                            ============         ==========

     (1) For fiscal 2006 and 2005, amounts related to consultations on accounting and SEC matters.

     (2) For fiscal 2006, fees relate to consultation and review of the proxy statement for the Private Placement.

     All fees for the years presented were approved by the Company's Audit Committee.

Item 15. Exhibits and Financial Statement Schedule

(a)--List of Financial Statements and Financial Statement Schedule and Exhibits:

(1)  List of Financial Statements:

     Balance Sheets - October 28, 2006 and October 29, 2005

     Statements of Operations - Fiscal years ended October 28, 2006, October 29, 2005 and October 30, 2004

     Statements of Shareholders' Equity - Fiscal years ended October 28, 2006, October 29, 2005 and October 30, 2004

     Statements of Cash Flows - Fiscal years ended October 28, 2006, October 29, 2005, and October 30, 2004

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

(xi)--The following exhibits are hereby incorporated by reference to the corresponding exhibits filed with the Company's Form 10-K dated November 1, 2003:

10.6.7--Renewal of License Agreement with ABC Home Furnishings, Inc.

(xii)--The following exhibit is hereby incorporated by reference to the corresponding exhibit filed with the Company's Form 8-K dated May 6, 2004:

10.6.7--Lease  Agreement  between  Harvey  Electronics,   Inc.  and  724  R202
Associates, L.L.C. dated May 3, 2004.

(xiii)--The following exhibit is hereby incorporated by reference to the corresponding exhibit filed with the Company's Form 8-K dated May 19, 2004:

10.6.8--Lease Modification Agreement and Extension Agreement between Joseph P. Day Realty and Harvey Electronics, Inc. dated May 7, 2004.

(xiv)--The following exhibit is hereby incorporated by reference to the corresponding exhibit filed with the Company's form 10-K:

10.6.9 --Second Amendment of the Lease between Harvey Electronics, Inc. and Martin Goldbaum and Sally Goldbaum dated December 1, 2004.

(xv)--The following exhibit is hereby incorporated by reference to the Company's third quarter Form 10Q filed September 13, 2005.

10.21--First Amendment and Waiver Agreement between the Company and Webster Bank dated September 13, 2005.

(xvi)--The following exhibits are hereby incorporated by reference to the Company's Form 10-K dated October 29, 2005:

10.22 -- Second Amendment and Waiver Agreement dated January 20, 2006.

10.6.9 -- Third Amendment of Lease between the Company and 205 Chubb Avenue,
LLC.

10.6.10--Lease Modification and Extension Agreement between the Company and Fairfield Property Associates, LLC dated September 21, 2005.

(xvii)--The following exhibits are hereby incorporated by reference to the Company's Form 8-K filed April 18, 2006.

99.1 Securities Purchase Agreement, dated April 17, 2006, by and between Harvey Electronics, Inc. and certain Purchasers listed therein

        Exhibit A   Amended and Restated Certificate of Incorporation
        Exhibit B   Registration Rights Agreement
        Exhibit C   Series A Common Stock Purchase Warrant
        Exhibit D   Employment Agreement with D. Andrew Stackpole
        Exhibit E   Consulting Agreement with Trinity Investment Partners, LLC
        Exhibit F   Placement Agency Agreement with vFinance Investments,  Inc.

99.2 Series B Common Stock Purchase Warrant, dated April 17, 2006 in favor of Trinity Investment Partners LLC

99.3 Series C Common Stock Purchase Warrant, dated April 17, 2006 in favor of Trinity Investment Partners LLC

99.4 Registration Rights Agreement, dated April 17, 2006, by and between Harvey Electronics, Inc. in favor of Trinity Investment Partners LLC and D. Andrew Stackpole

99.5 Consulting  Agreement,   dated  April  17,  2006,  by  and  between  Harvey
     Electronics, Inc. and Trinity Investment Partners LLC

99.6 Placement Agency Agreement, dated April 17, 2006, by and between Harvey Electronics, Inc. and vFinance Investments, Inc.

(xviii)--The following exhibit is hereby incorporated by reference to the Company's Form DEF14A, filed on September 22, 2006

     Appendix M--Amendment No. 1 to the Securities Purchase Agreement dated September 8, 2006.

(xixi)--The following exhibits are hereby incorporated by reference to the Company's third quarter Form 10-Q filed September 18, 2006.

10.23--Fourth Amendment to its loan agreement with Webster dated July 31, 2006.

10.24--Fifth Amendment to its loan agreement with Webster dated September 18, 2006.

(xx)--The following exhibit is hereby incorporated by reference to the Company's Form 8-K filed November 6, 2006:

     99.1 Franklin Karp Termination Agreement.

(xxi)--The following exhibits are annexed hereto:

3.1.9--Amended and Restated Certificate of Incorporation of November 2006

4.1.1--Amended and Restated Bylaws (2006)

10.25--Amended and Restated Registration Rights Agreement

10.26--Sixth Amendment to its loan agreement with Webster dated November 9, 2006.

10.27--Severance Agreement with Michael E. Recca effective October 2006.

10.28--Employment Agreement with Martin McClanan, Interim CEO, dated December 19, 2006.

23.1--Consent of BDO Seidman, LLP

31.1--Certification - Chief Executive Officer

31.2--Certification - Chief Financial Officer

32.1--Certification - Chief Executive Officer

32.2--Certification - Chief Financial Officer

(b)--Reports on Form 8-K:

November 6, 2006: Letter agreement between the Company and Franklin C. Karp, President and Chief Executive Officer.

November 16, 2006: The Company announced consummation of the Private Placement and appointment of new Board members.

November 30, 2006: The Company announced the new members of the Audit and Compensation Committees.

December 6, 2006: The Company announced that it was notified by the NASDAQ that the Company had satisfied the conditions set forth by the Qualifications Listing Panel and regained compliance with the NASDAQ Market Place Rules. Accordingly, the Panel determined to continue the listing of the Company's securities on The NASDAQ Capital Market.


Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Harvey Electronics, Inc.
                                  By: /s/ Martin W. McClanan
                                  ------------------------------
                                  Martin W. McClanan
                                  Interim Chief Executive Officer
                           Dated: January 26, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


             Signature                                     Title                                Date

/s/ Martin W. McClanan                Interim Chief Executive Officer                   January 26, 2007
-------------------------------------
    Martin W. McClanan

/s/ Joseph J. Calabrese               Executive Vice President, Chief Financial         January 26, 2007
-------------------------------------
    Joseph J. Calabrese               Officer, Treasurer, Secretary


/s/ D. Andrew Stackpole               Chairman of the Board                             January 26, 2007
-------------------------------------
    D. Andrew Stackpole

/s/ Ronald L. Jones                   Director                                          January 26, 2007
-------------------------------------
    Ronald L. Jones

/s/ Robert E. Albus                   Director                                          January 26, 2007
-------------------------------------
    Robert E. Albus

/s/ Ira J. Lamel                      Director                                          January 26, 2007
-------------------------------------
    Ira J. Lamel

/s/ Patrick E. Hobbs                  Director                                          January 26, 2007
-------------------------------------
    Patrick E. Hobbs

/s/ Charles Berger                    Director                                          January 26, 2007
-------------------------------------
    Charles Berger

/s/ Scott Galloway                    Director                                          January 26, 2007
-------------------------------------
    Scott Galloway

/s/ Michael E. Recca                  Director                                          January 26, 2007
-------------------------------------
    Michael E. Recca

/s/ Jonathan Stearns                  Director                                          January 26, 2007
-------------------------------------
    Jonathan Stearns

Item 8. Financial Statements and Supplementary Data

                            Harvey Electronics, Inc.

               Index to Financial Statements and Supplemental Data


Report of Independent Registered Public Accounting Firm............................................    F-2

Balance Sheets-- October 28, 2006 and October 29, 2005 .............................................   F-3

Statements of Operations--Fiscal years ended October 28, 2006, October 29, 2005
And October 30, 2004...............................................................................    F-4

Statements of Shareholders' Equity--Fiscal years ended October 28, 2006,
   October 29, 2005 and October 30, 2004...........................................................    F-5

Statements of Cash Flows--Fiscal years ended October 28, 2006, October 29, 2005
   and October 30, 2004............................................................................    F-6

Notes to Financial Statements......................................................................F-7-F-27

The following financial statement schedule of Harvey Electronics, Inc. is included as supplementary data:

Schedule II - Valuation and Qualifying Accounts....................................................   F-28

Report of Independent Registered Public Accounting Firm...........................................    F-29


             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
Harvey Electronics, Inc.
Lyndhurst, New Jersey

We have audited the accompanying balance sheets of Harvey Electronics, Inc. as of October 28, 2006 and October 29, 2005, and the related statements of operations, shareholders' equity and cash flows for the years ended October 28, 2006, October 29, 2005 and October 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvey Electronics, Inc. as of October 28, 2006 and October 29, 2005, and the results of its operations and its cash flows for the years ended October 28, 2006, October 29, 2005 and October 30, 2004 in conformity with accounting principles generally accepted in the United States of America.



s/BDO Seidman, LLP
BDO Seidman, LLP
Melville, New York
January 10, 2007

                            Harvey Electronics, Inc.
                            Statements Of Operations

                                                                              Fifty-two      Fifty-two       Fifty-two
                                                                                Weeks           Weeks          Weeks
                                                                                Ended           Ended          Ended
                                                                             October 28,     October 29,     October 30,
                                                                                 2006            2005            2004
                                                                            --------------- --------------- ---------------
Net sales                                                                      $36,027,775     $40,444,374     $43,145,073
Other income                                                                        36,904               -          28,150
                                                                            --------------- --------------- ---------------
                                                                                36,064,679      40,444,374      43,173,223
                                                                            --------------- --------------- ---------------
Cost of sales                                                                   20,907,733      23,588,853      25,393,702
Selling, general and administrative expenses                                    16,366,169      17,453,670      16,968,504
Interest expense                                                                   394,388         232,194         175,025
Provision for severance costs                                                      283,950               -               -
Provision for impairment of long-lived assets                                            -               -         144,092
                                                                            --------------- --------------- ---------------
                                                                                37,952,240      41,274,717      42,681,323
                                                                            --------------- --------------- ---------------
(Loss) income before income taxes (benefit)                                    (1,887,561)       (830,343)         491,900
Income taxes (benefit)                                                           1,350,000               -       (782,000)
                                                                            --------------- --------------- ---------------
Net (loss) income                                                              (3,237,561)       (830,343)       1,273,900

Preferred Stock dividend requirement                                                44,495          52,796          70,295
                                                                            --------------- --------------- ---------------
Net (loss) income applicable to Common Stock                                  ($3,282,056)      ($883,139)      $1,203,605
                                                                            =============== =============== ===============

Net (loss) income per share applicable to common shareholders:
  Basic                                                                            ($3.69)         ($1.01)           $1.45
                                                                            =============== =============== ===============
  Diluted                                                                          ($3.69)         ($1.01)           $1.26
                                                                            =============== =============== ===============

Shares used in the calculation of net (loss) income per common share:
  Basic                                                                            890,142         873,859         831,131
                                                                            =============== =============== ===============
  Diluted                                                                          890,142         873,859       1,008,373
                                                                            =============== =============== ===============

See accompanying summary of significant accounting policies and notes to financial statements.

                            Harvey Electronics, Inc.
                                 Balance Sheets

                                                                                             October       October 29,
                                                                                             28, 2006          2005
                                                                                          --------------- ---------------
Assets
Current assets:
   Cash and cash equivalents                                                                     $16,400         $16,400
   Accounts receivable, less allowances of $70,000 and $20,000                                   716,662         589,450
   Inventories                                                                                 6,176,644       7,427,364
   Prepaid expenses and other current assets                                                     247,989         284,151
   Deferred taxes                                                                                      -         301,000
                                                                                          --------------- ---------------
Total current assets                                                                           7,157,695       8,618,365
                                                                                          --------------- ---------------
Property and equipment:
   Leasehold improvements                                                                      4,618,168       4,556,945
   Furniture, fixtures and equipment                                                           3,008,798       2,887,233
   Internet website                                                                              461,870         461,870
                                                                                          --------------- ---------------
                                                                                               8,088,836       7,906,048
   Less accumulated depreciation and amortization                                              5,325,659       4,655,147
                                                                                          --------------- ---------------
                                                                                               2,763,177       3,250,901
Intangible asset-software, less accumulated amortization of $48,526 and $12,543                  103,963         137,234
Deferred taxes                                                                                         -       1,049,000
Goodwill                                                                                         125,000         125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                                            283,440         283,440
Other assets, less accumulated amortization of $319,098 and $299,184                           1,058,987         415,166
                                                                                          --------------- ---------------
Total assets                                                                                 $11,492,262     $13,879,106
                                                                                          =============== ===============
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                                                      $3,090,474      $2,536,222
  Customer deposits                                                                            1,603,735       1,696,807
  Accrued expenses and other current liabilities                                               1,804,067       1,314,912
  Income taxes payable                                                                            37,000          37,000
  Cumulative Preferred Stock dividends payable                                                    11,318          17,404
  Current portion of long-term debt                                                               59,247          55,505
                                                                                          --------------- ---------------
Total current liabilities                                                                      6,605,841       5,657,850
                                                                                          --------------- ---------------
Long-term liabilities:
  Revolving line of credit facility                                                            3,348,188       3,486,441
  Long-term debt                                                                                  12,715          71,962
  Deferred rent                                                                                  520,935         376,214
                                                                                          --------------- ---------------
Total long-term liabilities                                                                    3,881,838       3,934,617
                                                                                          --------------- ---------------
Commitments and contingencies
Shareholders' equity:
   8-1/2% Cumulative Convertible Preferred Stock, par value $1,000 per share;
authorized 10,000 shares; issued and outstanding -0- shares--2006, 600 shares--2005 (aggregate liquidation preference--$0--2006, $600,000--2005)

                                                                                                       -         275,682
Common Stock, par value $.01 per share; authorized 30,000,000 shares;
  issued and outstanding; 998,771 shares--2006,  877,146 shares--2005                              9,988           8,771
  Additional paid-in capital                                                                   8,737,164       8,462,699
  Accumulated deficit                                                                        (7,742,569)     (4,460,513)
                                                                                          --------------- ---------------
Total shareholders' equity                                                                     1,004,583       4,286,639
                                                                                          --------------- ---------------
Total liabilities and shareholders' equity                                                   $11,492,262     $13,879,106
                                                                                          =============== ===============

See accompanying summary of significant accounting policies and notes to financial statements.


                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity


                                           Preferred Stock             Common Stock       Additional                      Total
                                        ---------------------- -------------------------   Paid-in     Accumulated   Shareholders'
                                        Shares      Amount       Shares       Amount      Capital       Deficit          Equity
                                        ---------- ----------- ------------ ------------ ------------ --------------- -------------
Balance at November 1, 2003                   827   $ 379,982      $831,131     $ 8,311   $8,337,460    $(4,780,979)    $3,944,774
  Net income for the year                       -           -            -            -            -       1,273,900     1,273,900
  Preferred Stock dividend                      -           -            -            -            -        (70,295)      (70,295)
  Return of a shareholder's profits
     from short-swing trades                    -           -            -            -       21,399               -        21,399
                                        ---------- ----------- ------------ ------------ ------------ --------------- -------------
Balance at October 30, 2004                   827     379,982      831,131      $ 8,311    8,358,859     (3,577,374)     5,169,778
   Net loss for the year                        -           -            -            -            -       (830,343)     (830,343)
   Preferred Stock dividend                     -           -            -            -            -        (52,796)      (52,796)
   Conversion of Preferred Stock
     to Common Stock                        (227)   (104,300)       46,015          460      103,840               -             -
                                        ---------- ----------- ------------ ------------ ------------ --------------- -------------
Balance at October 29, 2005                   600     275,682      877,146        8,771    8,462,699     (4,460,513)     4,286,639
   Net loss for the year                        -           -            -            -            -     (3,237,561)   (3,237,561)
   Preferred Stock dividend                     -           -            -            -            -        (44,495)      (44,495)
   Conversion of Preferred Stock
     to Common Stock                        (600)   (275,682)      121,625        1,217      274,465               -             -
                                        ---------- ----------- ------------ ------------ ------------ --------------- -------------
Balance at October 28, 2006                     -  $         -     998,771  $     9,988  $ 8,737,164   $ (7,742,569)    $ 1,004,583
                                        ========== =========== ============ ============ ============  =============  =============

See accompanying summary of significant accounting policies and notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows

                                                                        Fifty-two         Fifty-two       Fifty-two
                                                                          Weeks            Weeks            Weeks
                                                                          Ended            Ended            Ended
                                                                       October 28,       October 29,     October 30,
                                                                           2006             2005             2004
                                                                     ----------------- ---------------- ---------------
Operating activities
Net (loss) income                                                        ($3,237,561)       ($830,343)      $1,273,900
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
    Depreciation and amortization                                             727,545          739,407         683,420
    Provision for impairment of long-lived assets                                   -                -         144,092
    Income tax equivalent provision                                                 -                -         135,000
    Reduction of reorganization value in excess of
       amounts allocable to identifiable assets                                     -                -         373,000
    Straight-line impact of rent escalations                                  144,721           92,323          41,154
    Deferred tax assets                                                     1,350,000                -     (1,350,000)
    Miscellaneous                                                               4,164           46,629          11,741
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (177,212)          308,638       (146,795)
      Allowance for sales returns                                              50,000                -               -
      Inventories                                                           1,250,720        (139,800)         129,414
      Prepaid expenses and other current assets                                36,162         (88,505)         (5,762)
      Trade accounts payable                                                  554,252          470,208       (214,005)
      Customer deposits                                                      (93,072)        (258,633)         262,177
      Accrued expenses, other current liabilities and income taxes            489,155        (128,853)          43,497
                                                                     ----------------- ---------------- ---------------
Net cash provided by operating activities                                   1,098,874          211,071       1,380,833
                                                                     ----------------- ---------------- ---------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                              (189,102)      (1,459,044)       (331,056)
Purchase of intangible asset-software                                         (2,713)        (149,777)               -
Internet website development                                                        -          (5,000)               -
Purchases of other assets                                                   (378,394)        (170,727)         (3,949)
Security deposit--net                                                          8,844           13,882        (28,955)
                                                                     ----------------- ---------------- ---------------
Net cash used in investing activities                                       (561,365)      (1,770,666)       (363,960)
                                                                     ----------------- ---------------- ---------------
Financing activities
Borrowings of revolving credit facility                                    38,805,673       45,297,318      48,464,498
Payments of revolving credit facility                                    (38,943,926)     (43,636,197)    (49,364,781)
Preferred Stock dividends paid                                               (50,581)         (58,824)        (70,295)
Principal payments on note payable                                           (55,505)         (42,292)               -
Fees relating to private placement                                          (293,170)                -               -
Proceeds from shareholder short-swing profits                                       -                -          21,399
Fees paid in connection with new credit facility                                    -                -        (67,704)
                                                                     ----------------- ---------------- ---------------
Net cash (used) in provided by financing activities                         (537,509)        1,560,005     (1,016,883)
                                                                     ----------------- ---------------- ---------------
Increase (decrease) in cash and cash equivalents                                    -              410            (10)
Cash and cash equivalents at beginning of year                                 16,400           15,990          16,000
                                                                     ----------------- ---------------- ---------------
Cash and cash equivalents at end of year                                      $16,400          $16,400         $15,990
                                                                     ================= ================ ===============
Supplemental cash flow information:
Interest paid                                                                $380,000         $222,000        $210,000
                                                                     ================= ================ ===============
Taxes paid                                                                     $5,000          $48,000        $137,000
                                                                     ================= ================ ===============

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

When conditions indicate a need to evaluate recoverability, SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that the Company (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In the fourth quarter of fiscal 2004, the Company recorded a provision for impairment of long-lived assets aggregating $144,000, relating to the planned relocation of a retail store, (See Note 10).

Store Opening Costs

Costs of a non-capital nature incurred prior to store openings are expensed as incurred. The Company capitalized interest and rent, aggregating $12,000 and $53,000, respectively, relating to the construction of the new Bridgewater, New Jersey retail store, in fiscal 2005. There were no store openings in fiscal 2006 and 2004.

Stock-Based Compensation

In fiscal 2005, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS 123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. In prior years, the Company previously adopted only the pro forma disclosure provisions of SFAS 123.

There were no stock options issued or vested during the fiscal years 2006, 2005 and 2004 under the provisions of SFAS No. 123, as a result, there would be no impact on the Company's net income (loss) and earnings (loss) per share.

Inventories

Inventories, consisting of finished goods, are stated at the lower of cost (average-cost method, which approximates the first-in, first-out method) or market value.

Internet Website

The Company follows the provisions of EITF 00-2, "Accounting for Website Development Costs," which provides guidance on how an entity should account for website development costs. In accordance with EITF 00-2, costs incurred in the website application and infrastructure development stage relating to the acquisition or development of software or the development of graphics for internal use, should be accounted for under the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and capitalized. In accordance with SOP 98-1, the Company capitalized approximately $ - 0 - and $5,000 for fiscal years 2006 and 2005, respectively, relating to the development of its website. These costs are being amortized on a straight-line basis over a period of one to three years.

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

The following table sets forth the computation of basic and diluted net (loss) earnings per share for the years presented pursuant to SFAS No. 128.


                                                    2006             2005             2004
                                                    ----             ----             ----
Numerator:
Net (loss) income                               $(3,237,561)       $(830,343)     $1,273,900
Dividends on convertible preferred stock
                                                    (44,495)         (52,796)        (70,295)
                                                    --------         --------        --------
Numerator for basic earnings per share
   - net (loss) income attributable to
   common stockholders                          $(3,282,056)       $(883,139)     $1,203,605
Effect of dilutive securities:
    Dividends on convertible preferred
   stock                                                  -                -          70,295
                                                -------------      ------------   -------------

Numerator for diluted earnings per
   share - net (loss) income available
   to common stockholders after
     assumed conversion                          $3,282,056)       $(883,139)     $1,273,900
Denominator:
Denominator for basic earnings per
   share - weighted average shares
   outstanding during the period                    890,142          873,859         831,131
Effect of dilutive securities:
   Stock options                                          -                -           9,602
   Convertible preferred stock                            -                -         167,640
Denominator for diluted earnings per
   share - adjusted weighted average            -------------      ------------   -------------
   shares and assumed conversions                     873,859         1,008,373         890,142
                                                      =======         =========    =============
Basic net (loss) income per share                      $(3.69)           $(1.01)          $1.45
                                                       =======           =======          =====
Diluted net (loss) income  per share                   $(3.69)           $(1.01)          $1.26
                                                       =======           =======          =====

No Preferred Stock was outstanding at October 28, 2006. Common Stock equivalents were not included in the diluted earnings per share calculation for fiscal 2006, as they were anti-dilutive. Convertible preferred stock and common stock equivalents were not included in the diluted earnings per share calculation for the fiscal 2005, as they were anti-dilutive.

Options and warrants aggregating 209,250, 86,800 and 168,707 were excluded from the computation for fiscal years 2006, 2005 and 2004, respectively, as their effect would have been antidilutive.

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

Components  of Selling,  General and  Administrative  Expenses and Cost of Goods
Sold

Major components of selling general and administrative expenses include payroll related expenses, net advertising expense, occupancy costs, professional fees, truck expenses, warehouse costs, distribution costs, insurance expense, depreciation expense and credit card fees. Cost of goods sold includes inventory shrink, purchase discounts and certain promotional allowances from its vendors and freight costs. The Company's computation of cost of goods sold and gross profit may not be comparable to other reporting electronics retailers as other entities may include the costs relating to warehousing and distribution networks.

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

In the fourth quarter of fiscal 2006, the Company initiated a change in its advertising campaign which was modified to reflect current market conditions, customer needs and service demands. The new marketing strategy was designed to better promote the Harvey brand and its installation and home integration offerings.

Accordingly, certain promotional allowances received by vendors that were previously recorded as a reduction of advertising expense are now recorded as a reduction of inventory costs and cost of goods sold, relating to the fourth quarter, if the expenditure no longer represents identifiable costs incurred by the Company to promote its products.

As a result, $360,000 of promotional allowances were reflected as an adjustment to inventory ($100,000) and a reduction of cost of goods sold ($260,000) in the fourth quarter of fiscal 2006 for promotional allowances related to the fourth quarter.

The  following  represents  the  gross  amounts  of  advertising   expenditures,
cooperative advertising reimbursements and net advertising expense for the periods reported:


                                               Fiscal 2006        Fiscal 2005        Fiscal 2004
                                               -----------        -----------        -----------
        Gross advertising expenditures          $1,970,000        $2,700,000         $2,700,000

        Cooperative advertising
          Reimbursements                         1,356,000        1,975,000          2,230,000
                                               -----------        ---------          ---------

        Net advertising expense                $   614,000        $  725,000         $  470,000
                                               ===========        ==========         ==========

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

The reorganization value of the Company was determined based on the consideration received from Harvey Acquisition Company LLC (HAC) to obtain its principal ownership in the Company. A carrying value of $318,000 was assigned to the Series A Preferred Stock. All of the Series A Preferred Stock have been converted to the Company's Common Stock as of October 28, 2006. Subsequent to the Reorganization Date, the Company issued an additional 51,565 shares of Common Stock to InterEquity Capital Partners, L.P., a pre-reorganization subordinated secured debtholder, as authorized by the Court, for an approved finder's fee. The excess of the reorganization value over the fair value of net assets and liabilities ($283,000 at October 28, 2006 and October 29, 2005, respectively) is reported as "Reorganization value in excess of amounts allocable to identifiable assets".

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

At October 28, 2006 and again in the second quarter of fiscal 2006 and 2005, the Company engaged a qualified independent firm, to perform a valuation of the Company and to prepare the necessary goodwill impairment analysis. After completion, this independent firm found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset is tested annually to identify if impairment has occurred.

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

2. Private Placement and Change of Control

On April 17, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), modified by an amendment dated September 8, 2006, with several institutional and other accredited investors (the "Investors") led by Trinity Investment Partners LLC ("Trinity"). On November 10, 2006, the Company completed this transaction. Pursuant to the Purchase Agreement, the Company received $4,000,000 ($3,430,000 net of closing costs) from the sale (the "Private Placement") of 8% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The proceeds from the Private Placement will be used by the Company primarily for general corporate and working capital purposes, to fund increased advertising expenditures, to replace the Company's website and to refurbish existing stores.

The Company's shareholders incurred substantial dilution of their percentage ownership in the Company upon the closing of the Private Placement. Based on the number of common shares outstanding at October 28, 2006, the aggregate ownership of all holders of the common stock immediately prior to the issuance of the securities pursuant to the Private Placement, on a fully diluted basis, would be reduced by approximately 82.4%. While this represents significant dilution, the Company received the funds necessary to substantially advance its business. If all warrants issued in connection with the Private Placement are exercised, the Company will receive approximately $13.4 million including the $4.0 million received at closing.

The Purchase Agreement and the related transactions were approved by the Company's shareholders, at the annual meeting of shareholders on October 27, 2006.

The Series B Preferred Stock is convertible at any time into 1,428,571 shares of the Company's common stock at $2.80 per share. The Investors also received Series A seven-year warrants to purchase an aggregate of 428,573 shares of the Company's common stock, exercisable at $5.60 per share. The dividend on the Series B Preferred Stock can be paid in cash or common stock at the option of the Company and must be approved by the Company's lender. The rights, preferences and privileges of the holders of the new Series B Stock are set forth in the required Amended and Restated Certificate of Incorporation.

In connection with the Private Placement, the Company also entered into a Consulting Agreement, as amended, with Trinity. Trinity received reimbursement of $350,000 in expenses at the closing, received a Series B seven-year warrant to purchase 500,000 shares of the Company's common stock exercisable at $2.80 per share, and a Series C seven-year warrant to purchase 875,000 shares of the Company's common stock exercisable between $3.20 and $6.80 per share in ten equal tranches, with the exercise price increasing by $0.10 in each tranche. Cash transaction expenses in connection with the proposed Private Placement approximate $743,000, including the $350,000 reimbursed to Trinity.

A Registration Rights Agreement was executed by the Company and the Investors. Pursuant to this agreement, the Company is obligated to register with the Securities and Exchange Commission ("SEC") the shares of common stock that are issuable upon exercise of the Series A Warrant and upon conversion of the Series B Preferred Stock. In accordance with the separate Registration Rights Agreement between the Company, Trinity, and D. Andrew Stackpole, the Company has agreed to register with the SEC the shares of common stock that are issuable upon exercise of the Series B and Series C Warrants and shares issued or issuable pursuant to the warrants relating to the Employment Agreement ("Employment Agreement") with
D. Andrew Stackpole, provided that such shares will not be registered until at least six months following the effective date of the Registration Rights Agreement for the benefit of the Investors. In connection with all registerable securities, the Company will be required to pay a penalty (9%) for failure to timely file the Registration Rights Agreement or have it declared effective.

vFinance Investments, Inc. ("vFinance") acted as placement agent for the Private Placement. At the closing of the transaction, vFinance and its affiliate Harborview Capital Management, an institutional investor in the Private
Placement, received 350 shares of Series B Preferred Stock and a Series A seven-year warrant to purchase 125,000 shares of the Company's common stock exercisable at $5.60 per share in lieu of a cash fee. In addition, vFinance received the sum of $50,000 in cash which shall be donated to a charity of its choice and also received reimbursement of its legal fees aggregating $50,000.

At the closing of the transaction, D. Andrew Stackpole, the founder of Trinity, became the Company's new Chairman pursuant to the terms of an Employment Agreement between the Company and Mr. Stackpole. The Employment Agreement was a condition for closing of the Purchase Agreement, and provides for the payment to Mr. Stackpole of salary and bonus of $350,000 at the end of the twelve month period following the closing of the transaction, which will be paid in warrants to purchase the Company's common stock. Trinity will receive no additional compensation for services of its employees or advisors made available to the Company.

As a result of the closing of the Private Placement, the Company's current Board of Directors was replaced by a new slate of nine Directors, six of which were appointed by Trinity. This new slate of Directors, as well as the restated bylaws to provide for a staggered board of directors and limitations on the removal of such directors were approved by the Company's shareholders at the annual meeting.

The Company's current management team has remained in their current positions following the transaction except the Chairman and President /Chief Executive Officer. In connection with this transaction only, the Company's management team waived certain change of control provisions contained in their severance agreements and, for doing so, are receiving special retention bonuses of $10,000 per quarter for the next ten consecutive quarters which began in May 2006.

The Company's certificate of incorporation was also amended and restated, as approved by the shareholders, to add the new class of Series B Preferred Stock and to increase the Company's authorized number of shares of common stock to accommodate the Private Placement.

Furthermore, at the closing of the Private Placement, the Company's utilization of its net operating loss carryforwards has been limited as a change of control has taken place pursuant to Internal Revenue Code Section 382.

Following the resignation of the President/Chief Executive Officer in October 2006, the Company appointed a new interim Chief Executive Officer.

3. Revolving Line of Credit Facility

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

The interest rate on all borrowings under the credit facility is either 0.25% over Webster Bank's prime rate (8.50% at October 28, 2006) or LIBOR plus 2.75%, at the Company's option. Under the credit facility, the Company pays Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility.

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

On November 9, 2006, the Company entered into the Sixth Amendment and Consent Agreement with Webster which (i) consented to the Private Placement and change in control, (ii) modified certain Availability Reserves and the Fixed Charge Ratio, as defined and, (iii) and modified the Financial Covenants including the Capital Expenditures and Excess Availability/Cash requirements, as defined. The Company was in compliance with all financial covenants at October 28, 2006.

As the credit facility expires in two years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at October 28, 2006 ($3,348,000) and October 29, 2005 ($3,486,000), under the credit facility as a long-term liability.

4. Stock-Based Compensation

Stock Option Plan

The Company's Board of Directors and shareholders approved the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan") in fiscal 1998. The Stock Option Plan provides for the granting of up to 1,000,000 (250,000 shares retroactive for the 1 for 4 reverse stock split) shares of incentive and non-qualified Common Stock options and stock appreciation rights to directors, officers and employees. All options are exercisable at times as determined by the Board of Directors not to exceed ten years from the date of grant.

Common equivalent shares relating to stock options aggregating 9,602 were included in the weighted average number of common shares outstanding for the diluted earnings per share computation for the fiscal year 2004. Common equivalent shares were not included for fiscal 2006 and 2005 as they were antidilutive.

In fiscal 2006, 2005 and 2004, no stock options were granted.

The following table summarizes activity in stock options during fiscal 2006, 2005 and 2004:


                                              Shares            Shares Under Option          Weighted-
                                                          --------------------------------    Average
                                          Available for     Option Price      Number of       Exercise
                                             Granting        per Share         Shares          Price
                                          --------------- ----------------- -------------- ---------------
   Balance at November 1, 2003                 2,725                           247,275         $5.664
   2004 Stock Option Grants                        -               -                 -              -
      Granted                                      -               -                 -              -
      Forfeited                                    -               -                 -              -
                                          ---------------                   --------------
   Balance at October 30, 2004                  2,725                          247,275         $5.664

   2005 Stock Option Grants                        -               -                 -              -
      Granted                                      -               -                 -              -
      Forfeited                               24,875               -           (24,875)        $6.284
                                          ---------------                   --------------
   Balance at October 29, 2005                27,600                           (222,400)       $5.612

   2006 Stock Option Grants
   Granted                                         -               -                 -              -
   Forfeited                                  16,875               -           (16,875)        $4.368
                                              ------                           --------
   Balance at October 28, 2006                44,475                           205,525         $5.732
                                             =======                           =======

At October 28, 2006, October 29, 2005 and October 30, 2004, all outstanding options are exercisable.

Exercise prices for options outstanding as of October 28, 2006 are as follows:

                                                                 Weighted-
                         Number of                                Average
                          Options             Options            Remaining
       Range of       Outstanding at        Exercisable at     Contractual Life
    Exercise Price       Year End             End of Year          In Years
-------------------  -----------------    -----------------    ----------------
             $3.25            18,750             18,750           5
             $3.75            22,500             22,500           5
             $4.00            13,156             13,156           2
             $4.60            22,500             22,500           6
             $5.06             6,250              6,250           1
             $5.40            22,500             22,500           6
             $5.50             7,500              7,500           5
             $6.00            43,125             43,125           3
             $7.00            22,500             22,500           4
             $7.44            11,250             11,250           4
             $8.00               744                744           1
            $12.00            14,750             14,750           1
                     ----------------- ------------------
                              205,525            205,525         4.02
                     ================= ==================

A summary of stock option transactions is as follows for the year ended October 28, 2006.


                                                    Weighted Average       Weighted Average
                                Number of Shares   Exercise Price Per     Remaining Contract        Aggregate
                                                          Share                  Term            Intrinsic Value
                               ------------------- -------------------- ----------------------- -------------------
Options outstanding at
October 29, 2005                    222,400              $5.612                  5.09                   -
Options granted                        -                    -                     -                     -
Exercised                                                   -                     -                     -
Canceled                            (16,875)             $4.136                   -                     -
                               ------------------- -------------------- ----------------------- -------------------
Options outstanding at
October 28, 2006                    205,525              $5.732                  4.02                   -
                               =================== ==================== ======================= ===================
Options exercisable at
October 28, 2006                    205,525              $5.732                  4.02                   -
                               =================== ==================== ======================= ===================

In fiscal 2005, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS 123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. In prior years, the Company previously adopted only the pro forma disclosure provisions of SFAS 123.

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

The revised Statement required entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. This pronouncement was adopted in fiscal year 2005 and has had no impact on the Company's financial position or results of operations as no stock options were granted, and no previously issued stock options vested in fiscal 2005 or fiscal 2006.

At October 28, 2006 and October 29, 2005, the Company has reserved shares of Common Stock for issuance under Common Stock options, warrants and preferred stock of approximately 209,250 and 226,000, respectively.

5. 8.5% Cumulative Convertible Series A Preferred Stock

The Company's Series A Preferred Stock has no voting rights and is redeemable at the option of the Company's Board of Directors, in whole or in part, at face value plus any accrued dividends. The carrying value of the Series A Preferred Stock is $-0- and $275,682 at October 28, 2006 and October 29, 2005, respectively.

In the event of liquidation of the Company, the holders of outstanding Series A Preferred Stock shall receive preferential rights and shall be entitled to receive an aggregate liquidation preference plus any outstanding dividends, prior to any distributions to common shareholders. The holders of the Series A Preferred Stock shall receive a semiannual 8.5% cumulative dividend ($85 per share), payable on the last business day in June and December.

875 shares of the Series A Preferred Stock were originally issued in conjunction with the Company's reorganization, effective October 26, 1996. As specified in the Company's By-laws, the preferred stock has a conversion feature.

Prior to January 1, 2001, 50% of the preferred stock was convertible at a price of $6.00 per share and 50% of the preferred stock was convertible at $7.50 per share. Commencing January 1, 2001, each share of preferred stock became convertible into shares of common stock at a conversion price equal to the average of the closing bid price of one share of common stock over the 45 trading days preceding January 1, 2001, if traded on the NASDAQ Capital Market. This conversion price was set at $1.2333 on January 1, 2001.

Cumulative Series A Preferred Stock dividends payable of $11,000 and $17,000 are outstanding and classified as a current liability at October 28, 2006 and October 29, 2005, respectively. Dividends aggregating $44,000, $53,000 and $70,000 were recorded as a charge to accumulated deficit in fiscal years 2006, 2005 and 2004, respectively.

6. Income Taxes (Benefit)

Fresh Start Accounting requires the Company to report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. The current and future year benefit related to the carryforward is not reflected in net income, but instead is recorded as an adjustment to reorganization value in excess of amounts allocable to identifiable assets. During the year ended October 28, 2006, October 29, 2005 and October 30, 2004, the Company recorded an income tax equivalent provision of $ - 0 -, $ -0- and $135,000, respectively, and reduced Reorganization Value in Excess of Amounts Allowable to Identifiable Assets by the same amount. The income tax equivalent provisions did not materially affect the Company's tax liability.

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

In the third quarter of fiscal 2006, the Company provided a full valuation allowance against previously recorded net deferred tax assets. In accordance with SFAS 109, "Accounting For Income Taxes", this valuation allowance was necessary because the Company experienced cumulative losses for its last two fiscal years, including the increased loss in fiscal 2006 and declining sales, which create a degree of uncertainty regarding the future realization of such net deferred tax assets. As a result, the Company recorded a deferred tax expense of $1,350,000 in the third quarter of 2006.

The provision for income taxes (benefits) for the years ended October 28, 2006, October 29, 2005 and October 30, 2004 consists of the following:

                          October 28, 2006  October 29, 2005  October 30, 2004
                          ----------------  ----------------  ----------------
Current:
Federal                            $ -               $ -            $  25,000
State                                -                 -               35,000
Equivalent tax expense               -                 -              135,000
                          ----------------- ----------------- -----------------
                                     -                 -              195,000
Deferred tax (benefit)           1,350,000             -             (977,000)
                          ----------------- ----------------- -----------------
                                $1,350,000           $ -            ($782,000)
                          ================= ================= =================

The effective income tax rate differed from the Federal statutory rate as follows:

                                               Year Ended                     Year Ended                  Year Ended
                                            October 28, 2006               October 29, 2005            October 30, 2004
                                        ------------- ------------- -------------- ------------- ------------- -------------
                                           Amount          %           Amount           %           Amount          %
                                        ------------- ------------- -------------- ------------- ------------- -------------

Federal income tax provision
   (benefit) at statutory rate          $(621,000)       (34%)       $(282,000)        34.0%     $  167,000     34.0%
State income taxes, net of Federal
   benefit                                (96,000)        (5.3%)       (45,000)         5.4          52,000     10.6%

Valuation allowance                      2,060,000       112.7%        338,000        (40.7)       (977,000)  (198.6%)

Other, net                                   7,000          .4%        (11,000)         1.3         (24,000)   (4.9%)
                                        ------------- ------------- -------------- ------------- ------------  -------------
                                        $1,350,000        73.8%       $-                 -        ($782,000)   (158.9%)
                                        ============= ============= ============== ============= ============  =============

The Company has deferred tax assets and deferred tax liabilities as presented in the table below. The net deferred tax assets are subject to a valuation allowance, which was approximately $2,872,000 and $812,000, at October 28, 2006 and October 29, 2005, respectively.

Deferred tax assets and liabilities as of October 28, 2006 and October 29, 2005 consisted of the following:



                                                            October 28,        October 29,
                                                                2006               2005
                                                           ---------------- -----------------
Pre-reorganization net operating loss carryforwards               $495,000          $495,000
Pre-reorganization deductible temporary differences                 47,000            47,000
Pre-reorganization tax credits                                      53,000            53,000
Post-reorganization net operating loss carryforwards             1,367,000           864,000
Deferred rent                                                      189,000           131,000
Expenses not currently deductible                                  140,000            10,000
Inventories                                                         79,000            84,000
Depreciable assets                                                 505,000           462,000
Tax credits                                                         21,000            37,000
                                                           ---------------- -----------------
Total deferred tax assets                                        2,896,000         2,183,000
                                                           ---------------- -----------------

Website development costs                                          (1,000)           (2,000)
Intangible assets                                                 (23,000)          (19,000)
                                                           ---------------- -----------------
Total deferred tax liabilities                                    (24,000)          (21,000)
                                                           ---------------- -----------------

Net                                                              2,872,000         2,162,000

Valuation allowance                                            (2,872,000)         (812,000)
                                                               -----------         ---------
Total                                                                 $  -       $1,350,000
                                                           ================ =================

At October 28, 2006, the Company determined that the valuation allowance would be increased by $2,060,000 due to the current year operating losses and revised projected taxable income.

At October 28, 2006, the Company has available net operating loss carryforwards of approximately $4,700,000 which expire in various years through fiscal 2026. Due to a change in control of the ownership of the Company, the annual usage of these net operating loss carry- forwards will be subject to limitation. Under section 382 of the IRS code, it is estimated that these pre-reorganization net operating loss carryforwards and other pre-reorganization tax attributes will be limited to approximately $100,000 per year.

7. Pension and Profit Sharing Plan

The Company maintains the Harvey Electronics, Inc. Savings and Investment Plan (the "Plan") which includes profit sharing, defined contribution and 401(k) provisions and is available to all eligible employees of the Company. There were no employer contributions to the Plan for fiscal 2006, 2005 and 2004.

8. Commitments and Contingencies

Commitments

The Company leases stores and warehouse facilities under operating leases, which provide, in certain cases, for payment of additional rentals based on a percentage of sales over a fixed amount. Future minimum rental commitments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one-year or more consisted of the following at October 28, 2006:

                                           Operating Leases
                                         ---------------------

        Fiscal 2007                               $ 2,301,000
        Fiscal 2008                                 2,265,000
        Fiscal 2009                                 2,047,000
        Fiscal 2010                                 1,637,000
        Fiscal 2011                                 1,369,000
        Thereafter                                  5,720,000
                                         ---------------------
Total minimum lease payments                     $ 15,339,000
                                         =====================

Total rental expense for operating leases was approximately $3,363,000, $3,163,000 and $3,097,000 for fiscal years 2006, 2005 and 2004, respectively.
Certain leases provide for the payment of insurance, maintenance charges, electric and taxes and contain renewal options.

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

9. Reverse Stock Split

The Company's shareholders, at the annual meeting, approved a reverse stock split of its common stock at an exchange ratio of 1 for 4. The reverse stock split was completed November 10, 2006 The reverse stock split was retroactively reflected in the financial statements.

10. Other Information


Other Assets
                                                                      October 28,              October 29,
                                                                          2006                    2005
                                                               --------------------------- --------------------
     Deposits on new computer system                                             $549,000             $171,000
     Security deposits                                                            171,000              180,000
     Costs related to Private Placement                                           293,000                    -
     Other                                                                         46,000               64,000
                                                               --------------------------- --------------------
                                                                               $1,059,000             $415,000
                                                                               ==========             ========


Accrued Expenses and Other Current Liabilities
                                                                          October 28,             October 29,
                                                                             2006                     2005
                                                                  ---------------------------- -------------------

        Payroll and payroll related items                                            $661,000            $370,000
        Accrued professional fees                                                     449,000             215,000
        Sales taxes                                                                   158,000             147,000
        Accrued occupancy                                                              79,000             209,000
        Accrued bonuses                                                               195,000             174,000
        Accrued Unclaimed Property                                                     55,000              84,000
        Other                                                                         207,000             116,000
                                                                  ---------------------------- -------------------
                                                                                   $1,804,000          $1,315,000
                                                                                   ==========          ==========

Components of Net Sales

                                                            2006                      2005                   2004
                                                            ----                      ----                   ----
           Equipment Sales                           $31,725,000               $36,146,000            $39,475,000
           Labor Sales                                $4,303,000                $4,298,000             $3,670,000
                                       -------------------------- ------------------------- ----------------------
                                                     $36,028,000               $40,444,000            $43,145,000
                                                     ===========               ===========            ===========

Components of Cost of Sales

                                                            2006                      2005                   2004
                                                            ----                      ----                   ----
           Equipment Sales                           $19,714,000               $22,355,000            $24,294,000
           Labor Sales                                $1,194,000                $1,234,000             $1,100,000
                                       -------------------------- ------------------------- ----------------------
                                                     $20,908,000               $23,589,000            $25,394,000
                                                     ===========               ===========            ===========


Fourth Quarter Adjustments

Effective October 26, 2006, the Company entered into a termination agreement with its President and Chief Executive Officer whereby the executive agreed to resign employment and his directorship. In consideration, the executive received $55,000 in November 2006 and additionally will receive $10,000 per month for twelve consecutive months, aggregating $175,000. The executive will also continue his medical coverage under COBRA for the one year period, where the Company will continue to pay its portion of the premiums for this twelve month period. This agreement replaced the executive's severance agreement.

As previously authorized by the Company's Compensation Committee for services up to the end of fiscal 2006, and upon the shareholders' approval of the Private Placement on October 27, 2006, the Company's former Chairman entered into a termination settlement agreement with the Company. In connection with this agreement, the Chairman received $100,000 and resigned. The Chairman will remain as a Board member in fiscal 2007. The Company's Chairman will also continue his medical coverage under COBRA for a one year period, where the Company will continue to pay its portion of the insurance premiums. This agreement replaced the Chairman's severance agreement.

As a result of the contractual arrangements with the President/Chief Executive Officer and former Chairman relating to their termination, the Company recorded a provision for severance costs of $284,000 in the fourth quarter of fiscal 2006.

In connection with the Private Placement, the Company's Vice Presidents were required, as a condition to closing, to agree that neither the Private Placement nor the purported tender offer by Modern Technology Group, Inc. publicly announced prior to the closing shall constitute a change of control or Potential Change of Control as delivered in their Amended Severance Agreements.

In addition, the Company's Vice Presidents are entitled to receive, and the Company has been accruing, quarterly special retention bonuses of $10,000 each, per quarter, for ten quarters commencing in May 2006 and continuing during such time for as long as such members of the management team continue their employment with the Company. These retention bonuses accrue monthly. For fiscal 2006, these retention bonuses aggregated $60,000 and are included in accrued expenses at October 28, 2006.

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

Other

Effective September 22, 2006, the Company engaged a consultant under a month-to-month consulting services agreement. The consulting services agreement called for a weekly fee of $5,765 plus expenses. Total fees paid to the consultant in fiscal 2006, under the consulting services agreement aggregated $58,000.

Subsequent to the termination of the Company's President and Chief Executive Officer, the consultant was named Interim Chief Executive Officer ("Interim CEO") of the Company.

On December 19, 2006, the Company entered into an employment agreement with the Interim CEO. The terms of the employment agreement shall continue through January 31, 2007, with one month extension periods for three months, at the Company's option. The Interim CEO is receiving a salary of $21,500 a month plus expenses in accordance with the employment agreement.

Pursuant to this agreement, the Company has agreed to grant the Interim CEO non-qualified vested stock options of 37,500 on January 31, 2007, provided the Interim CEO continues to be employed until such date. 12,500 additional non-qualified stock options will be granted and will vest on February 28, 2007, March 31, 2007 and April 30, 2007, respectively, aggregating 75,000 options, provided the Company has elected to extend the employment agreement for these monthly extension periods. The exercise price on all options for the purchase of each share of the Company's Common Stock is $4.00 per share. These monthly options will vest on a pro rata basis if the Company or Interim CEO elect to terminate the employment agreement during any of the specified extended monthly periods.

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

A Director of the Company who resigned effective July 31, 2005, is also a Senior Partner in a law firm providing the Company with legal services. At October 29, 2005 the Company had $40,000 payable to this law firm. The Company paid legal fees to this law firm of approximately $41,000, in fiscal year 2005.

11. Quarterly Financial Data (Unaudited)


                                                                        Net (Loss) Income
                                                                      Applicable to Common
2006                          Net Sales            Gross Profit               Stock              Basic EPS         Diluted EPS
----------------------- ---------------------- ---------------------- ---------------------- ------------------ ------------------
First quarter               $11,385,253            $4,551,347               $32,957                $.04               $.04
Second quarter                9,545,930             4,019,251               (64,231)               (.08)              (.08)
Third quarter                 7,623,855             3,224,255            (2,187,030)(2)           (2.48)             (2.48)
Fourth quarter                7,472,737             3,325,189            (1,057,088)(1)           (1.17)             (1.17)
2005
----------------------- ---------------------- ---------------------- ---------------------- ------------------ ------------------
First quarter               $12,085,014            $5,097,150              $259,791                $.32                $.28
Second quarter                9,727,880             4,045,054              (197,714)               (.24)              (.24)
Third quarter                 9,019,892             3,737,742              (647,615)               (.76)              (.72)
Fourth quarter                9,611,588             3,975,575              (297,601)               (.33)              (.33)



(1)  See Note 10 relating to fourth quarter adjustments.
(2)  Includes deferred tax expense of $1,350,000.

                 Schedule II - Valuation and Qualifying Accounts

                            Harvey Electronics, Inc.

------------------------------------------ ------------- ----------------------------------- ----------------- -----------------
COL. A                                     COL. B        COL. C                                 COL. D           COL. E
------------------------------------------ ------------- ----------------------------------- ----------------- -----------------
Description                                Balance at    Additions charged    Charged to      Other changes -  Balance at end of
                                           beginning of  to costs             other accounts- add (deduct) -   period
                                           period        and expenses         describe        describe
------------------------------------------ ------------- -------------------  --------------- ---------------- -----------------
Fiscal year ended October 28, 2006
Reserves and allowances
    Deducted from asset accounts:
               Allowance for doubtful
               Accounts                     $20,000        $4,806                                   $(4,806)               $20,000
               Allowance for sales returns  $ - 0 -             -                $50,000(2)                -               $50,000

Fiscal year ended October 29, 2005
Reserves and allowances
    deducted from asset accounts:
         Allowance for doubtful accounts    $20,000        $4,422                                   $(4,422) (1)           $20,000

Fiscal year ended October 30, 2004
Reserves and allowances
    deducted from asset accounts:
         Allowance for doubtful accounts    $20,000        $27,640                                  $(27,640) (1)          $20,000



(1)  Uncollectible accounts written off, net of recoveries.

(2)  Sales returns charged against net sales.

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
Harvey Electronics, Inc.
Lyndhurst, New Jersey

The audits referred to in our report dated January 10, 2007 relating to the financial statements of Harvey Electronics, Inc., which is included in Item 8 of this Form 10-K, included the audits of the financial statement schedule II - Valuation and Qualifying Accounts for the three year period ended October 28, 2006. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP
Melville, New York
January 10, 2007