Form 10-Q
period 2007-01-27
HARVEY ELECTRONICS INC
filed 2007-03-19
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          (Mark One)
          [X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended January 27, 2007

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the  transition period from ------------------------------ to
          ---------------------------

                          Commission File Number   1-4626

                            Harvey Electronics, Inc.
                            ------------------------
      (Exact name of small business registrant as specified in its charter)

                   New York                            13-1534671
                   ----------------------------------------------
        (State of other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

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

As of March 9, 2007, 998,667 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX


PART I.   Financial Information

Item 1.   Financial Statements:                                                                         Page No.

          Statements of Operations (Unaudited) - Thirteen Weeks Ended January 27, 2007
          and January 28, 2006   .........................................................................3

          Balance Sheets - January 27, 2007 (Unaudited) and October 28, 2006  ............................4

          Statement of Shareholders' Equity (Unaudited) - Thirteen Weeks Ended January 27, 2007...........5

          Statements of Cash Flows (Unaudited) - Thirteen Weeks Ended January 27, 2007 and
          January 28, 2006  ..............................................................................6

          Notes to Financial Statements (Unaudited) ......................................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations......... 17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....................................29

Item 4.   Disclosure Controls and Procedures ............................................................29

PART II.  Other Information

Item 1.   Legal Matters .................................................................................30

Item 1A.  Risk Factors ..................................................................................

Item 6.   Exhibits ......................................................................................32

Signatures ..............................................................................................33

Exhibit Number 31.1
Exhibit Number 31.2
Exhibit Number 32.1
Exhibit Number 32.2


                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)


                                                                     Thirteen Weeks         Thirteen Weeks
                                                                         Ended                   Ended
                                                                      January 27,             January 28,
                                                                          2007                   2006
                                                                 ----------------------- ----------------------

Net sales                                                                    $8,407,831            $11,385,253
Interest income                                                                  21,559                      -
                                                                 ----------------------- ----------------------
                                                                              8,429,390             11,385,253
                                                                 ----------------------- ----------------------

Cost of sales                                                                 4,593,305              6,833,906
Selling, general and administrative expenses                                  4,764,772              4,403,576
Interest expense                                                                111,468                 77,483
                                                                 ----------------------- ----------------------
                                                                              9,469,545             11,314,965
                                                                 ----------------------- ----------------------
(Loss) income before income taxes                                           (1,040,155)                 70,288
Income taxes                                                                          -                 25,000
                                                                 ----------------------- ----------------------
Net (loss) income                                                           (1,040,155)                 45,288

Preferred Stock dividend requirement                                             74,571                 12,331
                                                                 ----------------------- ----------------------
Net (loss) income applicable to common shareholders                        ($1,114,726)                $32,957
                                                                 ======================= ======================

Net (loss) income per share applicable to common shareholders:

  Basic                                                                         ($1.12)                  $0.04
                                                                 ======================= ======================
  Diluted                                                                       ($1.12)                  $0.04
                                                                 ======================  ======================

Shares used in the calculation of net (loss) income per common shareholder:

  Basic                                                                         998,667                877,146
                                                                 ======================= ======================
  Diluted                                                                       998,667                877,226
                                                                 ======================= ======================
See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                                 Balance Sheets

                                                                                      January 27, 2007    October 28, 2006 (1)
                                                                                         (Unaudited)
                                                                                     -------------------- ----------------------
Assets
Current assets:
   Cash and cash equivalents                                                                  $2,170,436                $16,400
   Accounts receivable, less allowance of $70,000 and $70,000                                    483,532                716,662
   Inventories                                                                                 6,480,944              6,176,644
   Prepaid expenses and other current assets                                                     685,197                247,989
                                                                                     -------------------- ----------------------
Total current assets                                                                           9,820,109              7,157,695
                                                                                     -------------------- ----------------------
Property and equipment:
   Leasehold improvements                                                                      4,620,096              4,618,168
   Furniture, fixtures and equipment                                                           3,086,107              3,008,798
   Internet website                                                                              461,870                461,870
                                                                                     -------------------- ----------------------
                                                                                               8,168,073              8,088,836
   Less accumulated depreciation and amortization                                              5,498,509              5,325,659
                                                                                     -------------------- ----------------------
                                                                                               2,669,564              2,763,177
Intangible asset-software, less accumulated amortization of $62,982 and $48,526                  701,712                103,963
Goodwill                                                                                         125,000                125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                                            283,440                283,440
Other assets, less accumulated amortization of $323,355 and $319,098                             288,427              1,058,987
                                                                                     -------------------- ----------------------
Total assets                                                                                 $13,888,252            $11,492,262
                                                                                     ==================== ======================
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                                                      $2,512,662             $3,090,474
  Customer deposits                                                                            1,630,666              1,603,735
  Accrued expenses and other current liabilities                                               2,086,853              1,804,067
  Income taxes payable                                                                            37,000                 37,000
  Cumulative Preferred Stock dividends payable                                                    11,318                 11,318
  Current portion of long-term debt                                                               56,278                 59,247
                                                                                     -------------------- ----------------------
Total current liabilities                                                                      6,334,777              6,605,841
                                                                                     -------------------- ----------------------
Long-term liabilities:
  Revolving line of credit facility                                                            3,734,393              3,348,188
  Long-term debt                                                                                   1,233                 12,715
  Deferred rent                                                                                  533,193                520,935
                                                                                     -------------------- ----------------------
Total long-term liabilities                                                                    4,268,819              3,881,838
                                                                                     -------------------- ----------------------
Commitments and contingencies
Shareholders' equity:
   8% Cumulative Convertible Series B Preferred Stock, par value $1,000 per share; authorized 4,350 shares; issued and outstanding 4,350 shares (aggregate liquidation preference--$4,350,000)

                                                                                               4,350,000                      -
  Common Stock, par value $.01 per share; authorized 30,000,000 shares;
    issued and outstanding; 998,667-2007 and 998,771-2006 shares                                   9,987                  9,988
  Additional paid-in capital                                                                   7,781,964              8,737,164
  Accumulated deficit                                                                        (8,857,295)            (7,742,569)
                                                                                     -------------------- ----------------------
Total shareholders' equity                                                                     3,284,656              1,004,583
                                                                                     -------------------- ----------------------
Total liabilities and shareholders' equity                                                   $13,888,252            $11,492,262
                                                                                     ==================== ======================
(1)Derived from the audited balance sheet at October 28, 2006.
See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                            Preferred Stock            Common Stock       Additional                     Total
                                        ------------------------ ----------------------   Paid-in      Accumulated    Shareholders'
                                         Shares       Amount      Shares       Deficit    Capital        Deficit         Equity
                                        -------------------------------------------------------------------------------------------
Balance at October 28, 2006                     -       $    -     998,771    $ 9,988    $8,737,164    $(7,742,569)   $ 1,004,583
  Net loss for the period                       -            -           -          -             -     (1,040,155)   (1,040,155)
  Issuance of 8% Series B
   Preferred Stock                          4,350   $4,350,000           -          -             -               -     4,350,000
  Transaction fees relating to
   Private Placement                            -            -           -          -   (1,107,884)               -   (1,107,884)
  Stock based compensation                      -            -           -          -        78,334               -        78,334
  Preferred Stock dividend                      -            -           -          -        74,571        (74,571)             -
  Fractional shares relating to
   reverse stock split                          -            -        (104)        (1)         (221)              -         (222)
                                        ---------- ------------- ----------- ---------- -------------  ------------- --------------
Balance at January 27, 2007                 4,350   $4,350,000     998,667   $  9,987    $7,781,964    $(8,857,295)    $3,284,656
                                        ========== ============= =========== ========== =============  ============= ==============

See accompanying notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows

                                                                      Thirteen Weeks Ended January     Thirteen Weeks Ended
                                                                                27, 2007                 January 28, 2006
                                                                     ------------------------------- --------------------------
Operating activities
Net (loss) income                                                                      ($1,040,155)                    $45,288
Adjustments to reconcile net (loss) income to net cash (used)
  in provided by:
  in operating activities:
    Depreciation and amortization                                                           191,564                    180,060
    Reduction of reorganization value in excess of amounts
       allocable to identifiable assets                                                           -                     25,000
    Stock based compensation                                                                 94,334                          -
    Straight-line impact of rent escalations                                                 12,258                     13,192
    Miscellaneous                                                                          (11,036)                   (12,559)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                   233,130                  (167,425)
      Inventories                                                                         (304,300)                    185,242
      Prepaid expenses and other current assets                                            (64,569)                    166,460
      Trade accounts payable                                                              (577,812)                    148,896
      Customer deposits                                                                      26,931                    604,878
      Accrued expenses, other current liabilities
        and income taxes                                                                   (89,853)                    207,264
                                                                     ------------------------------- --------------------------
Net cash (used) in provided by operating activities                                     (1,529,508)                  1,396,296
                                                                     ------------------------------- --------------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                                             (15,146)                   (51,567)
Purchases of intangible assets- software                                                  (127,175)                   (34,355)
Purchases of other assets                                                                  (64,595)                          -
Security deposits-net                                                                             -                      (656)
                                                                     ------------------------------- --------------------------
Net cash used in investing activities                                                     (206,916)                  ( 86,578)
                                                                     ------------------------------- --------------------------
Financing activities
Net borrowings of revolving credit facility                                              10,886,275                 11,617,273
Net payments of revolving credit facility                                              (10,500,070)               (12,776,644)
Proceeds from private placement                                                           4,000,000                          -
Fees relating to private placement                                                        (481,294)                  (110,019)
Preferred Stock dividends paid                                                                    -                   (25,290)
Principal payments on note payable                                                         (14,451)                   (13,538)
                                                                     ------------------------------- --------------------------
Net cash provided by (used) in financing activities                                       3,890,460                (1,308,218)
                                                                     ------------------------------- --------------------------
Increase in cash and cash equivalents                                                     2,154,036                      1,500
Cash and cash equivalents at beginning of period                                             16,400                     16,400
                                                                     ------------------------------- --------------------------
Cash and cash equivalents at end of period                                               $2,170,436                    $17,900
                                                                     =============================== ==========================
Supplemental cash flow information:
Interest paid                                                                              $114,000                    $78,000
                                                                     =============================== ==========================
Taxes paid                                                                                        -                     $1,000
                                                                     =============================== ==========================
See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                January 27, 2007
                                   (Unaudited)

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

Operating results for the thirteen week period ended January 27, 2007 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending October 27, 2007. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by the holiday shopping season. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 28, 2006.

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

The Company's fiscal year ends the Saturday closest to October 31, and can consist of either a 52- or 53-week year. Fiscal 2007 and 2006 are both 52-week years. The thirteen-week period, discussed in this Form 10Q may be referred to as three month periods, respectively.

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

Major components of selling general and administrative expenses include payroll related expenses, advertising expense, occupancy costs, professional fees, truck expenses, warehouse costs, distribution costs, insurance expense, depreciation expense and credit card fees. Cost of goods sold includes inventory shrink, purchase discounts from its vendors and freight costs. The Company's computation of cost of goods sold and gross profit may not be comparable to other reporting electronics retailers as other entities may include the costs relating to warehousing and distribution networks.

2. Private Placement

On April 17, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), modified by an amendment dated September 8, 2006, with several institutional and other accredited investors (the "Investors") led by Trinity Investment Partners LLC ("Trinity"). On November 10, 2006, the Company completed this transaction. Pursuant to the Purchase Agreement, the Company received $4,000,000 from the sale (the "Private Placement") of 8% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The proceeds from the Private Placement will be used by the Company primarily for general corporate and working capital purposes, to fund increased advertising expenditures, to replace the Company's website and to refurbish existing stores.

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

There was no beneficial conversion feature identified relating to the issuance of the Series B Preferred Stock and warrants.

In connection with the Private Placement, the Company also entered into a Consulting Agreement, as amended, with Trinity. Trinity received reimbursement of $350,000 in expenses at the closing, received a Series B seven-year warrant to purchase 500,000 shares of the Company's common stock exercisable at $2.80 per share, and a Series C seven-year warrant to purchase 875,000 shares of the Company's common stock exercisable between $3.20 and $6.80 per share in ten equal tranches, with the exercise price increasing by $0.10 in each tranche. Transaction expenses in connection with the Private Placement approximate $1,108,000, including the $350,000 reimbursed to Trinity.

A Registration Rights Agreement was executed by the Company and the Investors. Pursuant to this agreement, the Company is obligated to register with the Securities and Exchange Commission ("SEC") the shares of common stock that are issuable upon exercise of the Series A Warrant and upon conversion of the Series B Preferred Stock. In accordance with the separate Registration Rights Agreement between the Company, Trinity, and D. Andrew Stackpole, the Company has agreed to register with the SEC the shares of common stock that are issuable upon exercise of the Series B and Series C Warrants and shares issued or issuable pursuant to the warrants relating to the Employment Agreement ("Employment Agreement") with
D. Andrew Stackpole, provided that such shares will not be registered until at least six months following the effective date of the Registration Rights Agreement for the benefit of the Investors. In connection with all registerable securities, the Company will be required to pay a penalty (9%) for failure to timely file the Registration Rights Agreement or have it declared effective. There were no embedded derivatives relating to the Registration Rights Agreement.

vFinance Investments, Inc. ("vFinance") acted as placement agent for the Private Placement. At the closing of the transaction, vFinance and its affiliate Harborview Capital Management, an institutional investor in the Private
Placement, received 350 shares of Series B Preferred Stock and a Series A seven-year warrant to purchase 125,000 shares of the Company's common stock exercisable at $5.60 per share in lieu of a cash fee. In addition, vFinance received the sum of $50,000 in cash which was donated to a charity of its choice and also received reimbursement of its legal fees aggregating $50,000.

At the closing of the transaction, D. Andrew Stackpole, the founder of Trinity, became the Company's new Chairman pursuant to the terms of an Employment Agreement between the Company and Mr. Stackpole. The Employment Agreement was a condition for closing of the Purchase Agreement, and provides for the payment to Mr. Stackpole of salary and bonus of $350,000 at the end of the twelve month period following the closing of the transaction, which will be paid in warrants to purchase the Company's common stock. In the first quarter of fiscal 2007, the Company recorded stock based compensation expense to its Chairman aggregating $78,000 for warrants to purchase the Company's common stock. Trinity will receive no additional compensation for services of its employees or advisors made available to the Company, relating to the Private Placement.

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

The Company's current management team has remained in their current positions following the transaction except the Chairman and President /Chief Executive Officer. Following the resignation of the President/Chief Executive Officer in October 2006, the Company appointed a new interim Chief Executive Officer. In connection with this transaction only, the Company's management team waived certain change of control provisions contained in their severance agreements and, for doing so, are receiving special retention bonuses of $10,000 per quarter for the next ten consecutive quarters, which began in May 2006.

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

The interest rate on all borrowings under the credit facility is either 0.25% over Webster Bank's prime rate (8.50% at January 27, 2007) or LIBOR plus 2.75%, at the Company's option. Under the credit facility, the Company pays Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility.

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

On November 9, 2006, the Company entered into the Sixth Amendment and Consent Agreement with Webster which (i) consented to the Private Placement and change in control, (ii) modified certain Availability Reserves and the Fixed Charge Ratio, as defined and, (iii) and modified the Financial Covenants including the Capital Expenditures and Excess Availability/Cash requirements, as defined. The Company was in compliance with all financial covenants at January 27, 2007.

As the credit facility expires in two years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at January 27, 2007 ($3,734,000) under the credit facility as a long-term liability.

4. Net Advertising Expense

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

Manufacturer rebates received by the Company are recorded based on the quarterly estimated progress in earning such rebates. The Company's estimates, to record these rebates, are based on historical information and current programs with such vendors.

In the fourth quarter of fiscal 2006, the Company initiated a change in its advertising campaign which was modified to reflect current market conditions, customer needs and service demands. The new marketing strategy was designed to better promote the Harvey brand and its installation and home integration offerings.

Accordingly, certain promotional allowances received by vendors that were previously recorded as a reduction of advertising expense are now recorded as a reduction of inventory costs and cost of goods sold, relating to the first quarter if the expenditure no longer represents identifiable costs incurred by the Company to promote its products.

As a result, $358,000 of promotional allowances were reflected as a reduction of cost of goods sold in the first quarter of fiscal 2007 for promotional allowances related to the first quarter. The reduction of inventory at January 27, 2007 ($100,000) remained unchanged from October 28, 2006.

The  following  represents  the  gross  amounts  of  advertising   expenditures,
cooperative advertising reimbursements and net advertising expense for the periods reported:

                                                           Three Months Ended
                                     January 27, 2007      January 28, 2006
                                     ----------------      ----------------
Gross advertising expenditures       $872,000              $730,000

Cooperative advertising
  Reimbursements                       69,000               570,000
                                     --------               -------

Net advertising expense              $803,000              $160,000
                                     ========              ========

5. (Loss) Income Per Share

Basic and diluted (loss) income per share are calculated in accordance with Statement of Financial Accounting ("SFAS") No. 128, "Earnings Per Share". Basic
(loss) income per share excludes the dilutive effects of options, warrants and convertible preferred stock. Diluted (loss) earnings per share includes only the dilutive effects of common stock equivalents such as stock options, warrants and convertible preferred stock.

The following table sets forth the computation of basic and diluted (loss) income per share for the periods presented pursuant to SFAS No. 128.

                                                       Three Months Ended
                                             January 27, 2007  January 28, 2006
                                             ----------------  ----------------

Numerator:
Net (loss) income                            $(1,040,155)           $45,288
Dividends on convertible preferred stock
                                                 (74,571)          (12,331)
                                                 --------          --------
Numerator for basic (loss) earnings per
   share - (loss) income applicable to
   common shareholders                        (1,114,726)           32,957
Effect of dilutive securities:
    Dividends on convertible preferred
   stock                                               -                 -
                                            -------------------   ------------
Numerator for diluted (loss) earnings
  per share - (loss) income applicable to
   common shareholders after
     assumed conversion                      $(1,114,726)          $32,957
                                            -------------------   -----------

Denominator:
Denominator for basic (loss) earnings
   per share - weighted average shares
   outstanding during the period                 998,667           877,146

Effect of dilutive securities:
   Stock options and warrants                          -                80
   Convertible preferred stock                         -                 -

Denominator for diluted (loss) earnings
   per share - adjusted weighted
   average shares and assumed                      998,667         877,226
   conversions                                     =======         =======
Basic net (loss) income  per share                     $(1.12)            $.04
                                                       =======            ====
Diluted net (loss) income per share                    $(1.12)            $.04
                                                       =======            ====

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

For the first quarter ended January 27, 2007, no income tax provision was necessary due to the net loss. For the first quarter of fiscal 2006, the Company's income tax provision represented deferred tax expense of $25,000 (36% effective tax rate). As a result, the Company's long-term deferred tax asset was reduced by the same amount.

In the first quarter ended January 27, 2007, the Company provided no income tax benefit against current operating losses because of uncertainty regarding their future realization.

7. Goodwill and Other Intangible Assets

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

In the first quarter of fiscal 2007, the Company engaged a qualified independent firm to perform a valuation of the Company and to prepare the necessary goodwill impairment analysis. After completion, this independent firm found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset are tested annually to identify if impairment has occurred.

8. Share Based Compensation

The Company's Board of Directors and shareholders approved by the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan") in fiscal 1998. The Stock Option Plan provides for the granting of up to 250,000 shares of incentive and non-qualified Common Stock options and stock appreciation rights to directors, officers and employees. At January 27, 2007 the Company had incentive stock options outstanding aggregating 205,525 options. All outstanding options are vested. These options were granted by the Company's Compensation and Stock Option Committee and are exercisable at between five and ten years from the date of grant. No stock options have been granted from fiscal 2002 to January 27, 2007.

In the first quarter of fiscal 2007, the Company's new Board of Directors elected to maintain the original terms of 20,000 stock options relating to two exiting directors, which would have expired on February 10, 2007. This modification in terms resulted in compensation expense of $16,000 with a corresponding charge to additional paid in capital in the first quarter.

A summary of stock option transactions is as follows for the three months ended January 27, 2007:


                                                      Weighted Average        Weighted Average
                                 Number of Shares    Exercise Price Per      Remaining Contract        Aggregate
                                                            Share                   Term            Intrinsic Value
                                ------------------- ---------------------- ----------------------- -------------------
Options outstanding at
October 28, 2006                     205,525               $5.732                   4.02                   -
Options granted                         -                     -                      -                     -
Exercised                               -                     -                      -                     -
Canceled                                -                     -                      -                     -
                                ------------------- ---------------------- ----------------------- -------------------
Options outstanding at
January 27, 2007                     205,525               $5.732                   4.02                   -
                                =================== ====================== ======================= ===================
Options exercisable at
January 27, 2007                     205,525               $5.732                   4.02                   -
                                =================== ====================== ======================= ===================

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

In June 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)", which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, of EITF Issue No. 06-03 which will be adopted in the second quarter of Fiscal 2007.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. In addition, SAB 108 provides guidance on the correction of misstatements, including the correction of prior period financial statements for immaterial misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial position results of operations or cash flows. The Company has reviewed the provisions of SAB 108, and it did not have any impact to the Company's financial position, results of operations or cash flows.

10. Reverse Stock Split

The Company's shareholders, at the annual meeting, approved a reverse stock split of its common stock at an exchange ratio of 1 for 4. The reverse stock split was completed November 10, 2006.

11. Other

Effective September 22, 2006, the Company engaged a consultant under a month-to-month consulting services agreement. The consulting services agreement called for a weekly fee of $5,765 plus expenses. Total fees paid to the consultant in the first quarter of fiscal 2007, under the consulting services agreement aggregated $36,000.

Subsequent to the termination of the Company's President and Chief Executive Officer, the consultant was named Interim Chief Executive Officer ("Interim CEO") of the Company.

On December 19, 2006, the Company entered into an employment agreement with the Interim CEO. The terms of the employment agreement continued through January 31, 2007, with one month extension periods for three months, at the Company's option which have been exercised to date. The Interim CEO is receiving a salary of $21,500 a month plus expenses in accordance with the employment agreement.

Pursuant to this agreement, the Company has agreed to grant the Interim CEO non-qualified vested stock options of 37,500 on January 31, 2007. 12,500 additional non-qualified stock options were granted and vested on February 28, 2007. Additional non-qualified stock options will be granted and vested on March 31, 2007 and April 30, 2007, respectively. If all options are granted, the total options granted will aggregate 75,000 provided the Company has elected to extend the employment agreement for these monthly extension periods. The exercise price on all options for the purchase of each share of the Company's Common Stock is $4.00 per share. These monthly options will vest on a pro rata basis if the Company or Interim CEO elect to terminate the employment agreement during any of the specified extended monthly periods.

12. Inventories

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

Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the fiscal years ended October 28, 2006 and October 29, 2005, included in the Company's Annual Report on Form 10K.

Three Months Ended January 27, 2007 as Compared to Three Months Ended January 28, 2006.

Net Loss. The Company's pre-tax loss for the first quarter ended January 27, 2007 was $1,040,000, as compared to pre-tax income of $70,000 for the same period ended January 28, 2006. The net loss for the first quarter of fiscal 2007 was $1,040,000, as compared to net income of $45,000 for the same period last year.

The Company's net loss for the first quarter of fiscal 2007 was due primarily from reduced comparable store sales, as discussed below.

Stock based compensation relating to the Company's Chairman and certain directors aggregated $94,000 in the first quarter of fiscal 2007.

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

The following is a reconciliation of the Company's net loss to the non-GAAP measure of EBITDA:

                                                   Three Months Ended
                                       January 27, 2007       January 28, 2006
                                       ----------------       ----------------

Net (loss) income                          $(1,040,000)                $45,000

Add back:
Interest expense                                111,000                 77,000
Income taxes                                          -                 25,000
Depreciation and amortization                   192,000                180,000
                                                -------                -------
EBITDA                                       $(737,000)               $327,000
                                             ==========               ========

The Company's net (loss) income for the first three months of fiscal 2007 and 2006, included net advertising expense of $803,000 and $160,000, respectively.

In the first quarter of fiscal 2007, the Company's advertising expenditures increased 19.5% to $872,000 from $730,000 from the same period last year, while it realized less cooperative advertising support from its vendors.

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

As a result, $358,000 of promotional allowances were reflected as a reduction of cost of goods sold in the first quarter of fiscal 2007 for promotional allowances related to the first quarter. The related reduction of inventory at January 27, 2007 ($100,000) remained unchanged from October 28, 2006.

For the first quarter ended January 27, 2007, no income tax provision was required due to the net loss. For the first quarter of fiscal 2006, the Company's income tax provision represented deferred tax expense of $25,000 (35% effective tax rate).

Revenues. The $4.0 million Private Placement was completed on November 10, 2006 and the Company, led by a new interim Chief Executive, Chairman and a new slate of Directors, has begun many significant initiatives that are expected to significantly reinvigorate sales in fiscal 2007. These initiatives will take time to positively affect sales and profitability. The Company's advertising expenditures are expected to significantly increase in fiscal 2007, as evidenced by the 19.5% increase in media spending for the first quarter. This increased advertising has begun to improve sales as March sales to date have improved from sales levels recently experienced and customer orders for custom installations has begun to expand.

Net sales for the first quarter ended January 27, 2007 declined to $8,408,000 or a 26.1% decrease from the same quarter last year. Comparable store sales declined by the same percentage. Comparable store sales declined due to a reduction in retail store traffic, increased competition and price compression on high definition flat panel televisions, coupled with a reduction of unit sales for these televisions.

During this quarter, the Company has experienced a decline in its audio and video business and to a lesser extent in its labor revenue.

Due to the frenzied price promotions of the mass merchants during the holiday season, coupled with the price reductions from competing video vendors, the Company's overall flat-panel sales in dollars decreased by 37.6%. This represented a 28% decrease in unit sales and further price compression of 13% in the quarter.

The Company's overall video business declined 35.1% in the first quarter as compared to the same period last year. Video sales ($3.4 million) represented approximately 39.5% of gross sales in the first quarter as compared to 44.7% of gross sales for the same period last year.

The Company's higher margin audio sales ($4.2 million) decreased 21.8% in the first quarter, as compared to the same period last year, and represented 49.2% of gross sales as compared to 46.2% of gross sales for the same period last year. Audio sales were negatively impacted by reduced audio components, systems, radio and portables, furniture and were offset somewhat by increased audio accessories. The Company's cable, wire and surge protector sales continued to be strong as a percentage of gross sales despite the overall reduction in sales.

The Company's higher margin labor revenue ($959,000) decreased 8.2% in the first quarter of fiscal 2007, as compared to the same period last year, and represented approximately 11.3% of gross sales as compared to 9.0% of gross sales for the same quarter last year. The Company expects to increase the promotion of its profitable service offerings and new technologies requiring the Company's services in fiscal 2007. This should continue to improve labor revenues in fiscal 2007.

The Company believes it continues to benefit from the strong demand for its custom installation services. Additionally, despite increased competition and a decline in retail store traffic, customer demand continues for digital video products including larger plasma flat screen, LCD flat panel, high-definition televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase, as a percentage of gross sales and accounted for 69.3% of gross sales for the first quarter of fiscal 2007, as compared to approximately 61.1% of gross sales for the same period last year. Overall custom installation sales, including both equipment sales and labor income declined 16.7% and aggregated $5.9 million for the first quarter of fiscal 2007, as compared to $7.1 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

The Company believes it can expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. Harvey offers a 48-hour response time to address the needs of a qualified customer at an additional labor cost. Additionally, the Company has an agreement with Cablevision offering and installing their high speed cable modems and digital cable boxes in conjunction with our installation services to Cablevision's iO digital cable customers. The Company is also working with Time Warner and Patriot Media and Communications in offering these services.

Net sales for the new Harvey retail store located in Bridgewater, New Jersey have been encouraging. While the Company has experienced sales decline, the Bridgewater location has experienced a modest increase in sales for the first quarter of fiscal 2007 as compared to the same period last year. The Company believes that this store, opened June 2005, will take some time to mature as its sales have significantly come from new home construction and custom installations which take time to cultivate and complete. The new Bridgewater store contributed net cash flow in fiscal 2006 and essentially achieved a break-even level of store profitability in the first quarter of fiscal 2007.

The Company's Mt. Kisco, Bridgewater, NJ and Bang & Olufsen, New York City grew in the first quarter while the remaining stores in the chain declined in the first quarter 2007.

Comparable store sales results were exacerbated by the poor results of the Company's Midtown Manhattan, Eatontown, New Jersey, Greenwich, Connecticut and Paramus, New Jersey stores. These stores all experienced slower than normal retail store traffic for the periods reported.

The Company's marketing efforts have been in a transition stage through 2005 and 2006 and early into fiscal 2007. However, in the first quarter 2007, the Company materially increased its advertising expenditures with a focus on radio with a lesser inclusion of print and on-line medium. The radio and on-line efforts have shown some encouraging results and the Company anticipates continuing to use these mediums. Additionally, the Company recently conducted consumer focus groups, which should help develop an appropriate campaign for fiscal 2007. In October 2006, the Company engaged a new advertising agency to better promote the Company's brand, product and service offerings. In fiscal 2007, the Company also expects to increase its marketing expenditures by an effective rate of almost 50%, using the funds from the recently completed Private Placement.

Advertising efforts will continue to include radio, newspaper, direct mail, internet keyword searches and e-mail broadcasts, as well as the continued promotion of the Company's website, harveyonline.com, and potentially adding other marketing mediums. The Company expects to replace its website in fiscal 2007 which should enhance product and technology content to drive prospective customer leads to the Company.

Furthermore,  in fiscal 2007,  the Company also will endeavor to put  additional efforts and resources into its important customer relations management initiatives. Due to the early success of internet keyword searches, the Company will be more aggressive with this medium to prospective and existing customers in fiscal 2007.

Costs and Expenses. Total cost of goods sold for the three months ended January 27, 2007 decreased 32.7% to $4,593,000 as compared to the same period last year. The decline in cost of goods sold for the first quarter was due primarily to the overall 26.1% decrease in net sales, as noted above.

In the fourth quarter of fiscal 2006, the Company initiated a change in its advertising campaign as discussed above. As a result, $358,000 of promotional allowances were reflected as a reduction of cost of goods sold in the first quarter of fiscal 2007 for promotional allowances related to the first quarter. This adjustment in the Company's first quarter, decreased cost of goods sold and improved the gross margin.

The gross profit margin for the first quarter of fiscal 2007 increased to 45.4% from 40% for the same period last year. The increase in the gross profit margin was primarily due to the $358,000 in promotional allowances discussed above. Excluding this adjustment, the gross margin was approximately 41.1% and improved as compared to the first quarter last year from stronger audio and labor margins offset by a decline in the Company's video margin.

Improved gross margins on cable, wire, surge protectors, furniture and audio accessories sales helped to improve the Company's overall gross profit margin for the first quarter of fiscal 2007.

The Company's total cost of goods sold also includes freight costs, purchase discounts from its vendors and inventory shrink. The Company's gross profit margin may not be comparable to other reporting electronics retailers as other entities may include the costs relating to their warehousing and distribution networks. Warehouse and distribution network costs for the first quarter of fiscal 2007 and 2006 approximated $145,000 and $168,000, respectively, and are included in SG&A expenses.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 2007 increased by 8.2% to $4,765,000 as compared to the same period last year.

Net advertising expense, which is included in SG&A expenses in the Company's Statements of Operations increased to $803,000 for the first quarter of fiscal 2007 from $160,000 for the same period last year. This increase was primarily related to an increase in advertising expenditures and a decline in cooperative advertising support from its vendors.

SG&A expenses increased primarily from additional advertising expense, occupancy costs and depreciation expense, and was offset by reduced payroll and payroll related expenses, management bonuses and other selling expenses.

Management will continue its cost reduction program in fiscal 2007. More importantly, Management will continue its efforts to improve its purchasing and inventory efficiencies, implement positive merchandising changes, while cultivating its profitable service offerings.

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

Interest expense increased by approximately $34,000 or 43.9% for the first quarter of fiscal 2007 as compared to the same period last year. This was primarily due to increased borrowings and higher interest rates. Additionally, the credit facility was used to fund current operating losses, expenditures for computer equipment, software deposits and development work relating to the replacement of its legacy computer system. The new computer system was launched in November 2006.

For the first quarter of fiscal 2007, no income tax provision was necessary due to net losses.

Liquidity and Capital Resources

At January 27, 2007 and October 28, 2006, the Company's ratio of current assets to current liabilities was 1.55 and 1.08, respectively.

The current ratio at January 27, 2007 was positively impacted by the cash received from the Private Placement, the reduction in trade accounts payable and the increase in inventories and was negatively impacted by the Company's net loss, the decline in accounts receivable and increase in accrued expenses.

Net cash used by operating activities for the first quarter of fiscal 2007 was $1,530,000 as compared to cash provided by operating activities of $1,396,000 for the same period last year. For the first quarter of fiscal 2007, the Company reported a net loss of $1,040,000 as compared to net income of $45,000 for the same period last year. In the first quarter of fiscal 2007, the Company also reported an increase in inventory and a decrease in trade accounts payable and accrued expenses. This compared to cash provided from operations in the same quarter last year as inventory was reduced and trade accounts payable, customer deposits and accrued expenses increased.

Net cash used in investing activities for the first quarter of fiscal 2007 was $207,000 as compared to $87,000 for the same period last year. Net cash used in investing activities included the purchase of equipment, software and additional development work aggregating $142,000 relating to the Company's replacement of its legacy computer system and $65,000 in other deferred assets. For the same period last year, the Company incurred $86,000 relating to equipment and the computer conversion and $110,000 in fees relating to the Private Placement.

Net cash provided by financing activities for the first quarter of fiscal 2007 was $3,890,000 as compared to net cash used in financing activities of $1,308,000 for the same quarter last year. Financing activities included the receipt of $4.0 million from the successful Private Placement, offset by related fees. Financing activities also included net borrowings of $386,000 from the Company's credit facility as compared to net payments on the credit facility of $1,159,000 for the same quarter last year. Principal payments on notes payable aggregated $14,000 for the first quarter as compared to $14,000 for the same quarter last year. For the first quarter of fiscal 2006, the Company also made preferred stock dividend payments of $25,000.

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

The interest rate on all borrowings under the credit facility is either 0.25% over Webster Bank's prime rate (8.50% at January 27, 2007) or LIBOR plus 2.75%, at the Company's option. Under the credit facility, the Company pays Webster a reduced maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility.

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

On November 9, 2006, the Company entered into the Sixth Amendment and Consent Agreement with Webster which (i) provided Webster's consent to the Private Placement and change in control, (ii) modified certain Availability Reserves and the Fixed Charge Ratio, as defined, and (iii) modified the Financial Covenants including the Capital Expenditures and Excess Availability/Cash requirements covenants, as defined. The Company was in compliance with all financial covenants at January 27, 2007.

As the credit facility expires in two years and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, the Company classified the balance outstanding, at January 27, 2007 ($3,734,000) and October 28, 2006 ($3,348,000), under the credit facility as a long-term liability.

At March 12, 2007, there was approximately $3,558,000 in outstanding borrowings under the credit facility, with approximately $265,000 available to borrow under this credit facility.

As fully described in Note 2 to the financial statements, the Company entered into a Securities Purchase Agreement with several institutional and other accredited investors. On November 10, 2006, the Company completed the Private Placement and the Company received $4,000,000 from the sale of a new 8% Series B Convertible Preferred Stock. The proceeds will be used by the Company primarily for general corporate and working capital purposes, to fund its increased advertising efforts, to replace its website and to refurbish existing stores. These funds will also be used to help develop an additional technology presence within our stores emphasizing and reinforcing the changing services and products that the Company offers.

The Company replaced its existing computer system in November 2006. The project cost is estimated at $700,000 - $750,000. At January 27, 2007, the unpaid costs to complete the project are estimated at $130,000 - $140,000. These costs will be financed using the Company's credit facility in fiscal 2007.

The Company intends to increase its advertising expenditure by almost 50% in fiscal 2007, primarily with print, radio, direct mail, keyword searches and e-mail broadcasts. Advertising expenditures will be financed using funds available from the Private Placement.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The Company is expected to replace its website in fiscal 2007 at an estimated cost of between $80,000 - $100,000 using funds available from the Private Placement.

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

As fully disclosed in Note 10 to the financial statements, the Company's shareholders, at the annual meeting, approved a reverse stock split of its common stock at an exchange ratio of 1 for 4. The reverse stock split was completed November 10, 2006 together with the Private Placement.

Management believes that cash on hand, cash available from the successful Private Placement, cash flow from operations and funds made available under the credit facility with Webster, will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.

The Company has no off-balance sheet arrangements as of January 27, 2007.

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

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Interim Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (January 27, 2007), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                           PART II. OTHER INFORMATION:

Items 1A, 2, 3, 4 and 5 were not applicable in the quarter ended January 27, 2007.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 28, 2006.

Item 6. Exhibits

Exhibit Number           Description
--------------           -----------
Exhibit 31.1             Certification - Interim Chief Executive Officer
Exhibit 31.2             Certification - Chief Financial Officer
Exhibit 32.1             Certification - Interim Chief Executive Officer
Exhibit 32.2             Certification - Chief Financial Officer

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2007.


                            Harvey Electronics, Inc.

                            By:/s/Martin W. McClanan
                               -------------------------
                               Martin W. McClanan
                               Interim Chief Executive Officer

                            By:/s/Joseph J. Calabrese
                               -------------------------
                               Joseph J. Calabrese
                               Executive Vice President, Chief
                               Financial Officer, Treasurer &
                               Secretary