Form 10-Q
period 2007-04-28
HARVEY ELECTRONICS INC
filed 2007-06-18
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 28, 2007

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

                 205 Chubb Avenue, Lyndhurst, New Jersey, 07071
                 -----------------------------------------------
              (Address of principal executive offices and zip code)

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

As of June 12, 2007, 998,667 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX


PART I.    Financial Information

Item 1.    Financial Statements:                                       Page No.

           Statements of Operations (Unaudited) - Twenty six and
           Thirteen Weeks Ended April 28, 2007 and April 29, 2006.............3

           Balance Sheets - April 28, 2007 (Unaudited) and October 28, 2006...4

           Statement of Shareholders' Equity (Unaudited) - Twenty six
           Weeks Ended April 28, 2007.........................................5

           Statements of Cash Flows (Unaudited) - Twenty six Weeks
           Ended April 28, 2007 and April 29, 2006............................6

           Notes to Financial Statements (Unaudited)..........................7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........27

Item 4.    Disclosure Controls and Procedures................................27

PART II.   Other Information

Item 1.    Legal Matters.....................................................28

Item 1A.   Risk Factors......................................................29

Item 6.    Exhibits..........................................................29

Signatures...................................................................30

Exhibit Number 31.1
Exhibit Number 31.2
Exhibit Number 32.1
Exhibit Number 32.2

                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)

                                                             Twenty-six Weeks   Twenty-six Weeks    Thirteen Weeks   Thirteen Weeks
                                                                  Ended               Ended            Ended             Ended
                                                                April 28,           April 29,        April 28,         April 29,
                                                                   2007               2006             2007               2006
                                                           ----------------  -------------------  -------------   -----------------

Net sales                                                      $16,046,944        $20,931,183      $7,639,113         $9,545,930
Interest and other income                                           63,785             16,564          42,226             16,564
                                                           ----------------  -------------------  -------------   -----------------
                                                                16,110,729         20,947,747       7,681,339          9,562,494
                                                           ----------------  -------------------  ------------    -----------------

Cost of sales                                                    8,640,380         12,360,585       4,047,075          5,526,679
Selling, general and administrative expenses                     8,867,014          8,421,559       4,102,242          4,017,983
Interest expense                                                   243,999            171,796         132,531             94,313
                                                           ----------------  -------------------  -------------   -----------------
                                                                17,751,393         20,953,940       8,281,848          9,638,975
                                                           ----------------  -------------------  -------------   -----------------
Loss before income tax benefit                                 (1,640,664)            (6,193)       (600,509)           (76,481)
Income tax benefit                                                       -                  -               -           (25,000)
                                                           ----------------  -------------------  -------------   -----------------
Net loss                                                       (1,640,664)            (6,193)       (600,509)           (51,481)

Preferred Stock dividend requirement                               161,571             25,081          87,000             12,750
                                                           ----------------  -------------------  -------------   -----------------
Net loss applicable to common shareholders                    ($1,802,235)          ($31,274)      ($687,509)          ($64,231)
                                                           ================  ===================  =============   =================

Net loss per share applicable to common shareholders:

  Basic                                                            ($1.81)            ($0.04)         ($0.69)            ($0.07)
                                                           ================  ===================  ==============  =================
  Diluted                                                          ($1.81)            ($0.04)         ($0.69)            ($0.07)
                                                           ================  ===================  =============   =================

Shares used in the calculation of net loss
  per common shareholder:
  Basic                                                           998,667            877,146         998,667                877,146
                                                           ================  ===================  =============   =================
  Diluted                                                         998,667            877,146         998,667                877,146
                                                           ================  ===================  =============   =================

See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                                 Balance Sheets

                                                                                     April 28, 2007     October 28,
                                                                                     (Unaudited)           2006(1)
                                                                                   ---------------  --------------------
Assets
Current assets:
   Cash and cash equivalents                                                           $2,028,943        $16,400
   Accounts receivable, less allowance of $70,000 and $70,000                             558,320        716,662
   Inventories                                                                          6,002,341      6,176,644
   Prepaid expenses and other current assets                                              659,915        247,989
                                                                                   ---------------  --------------
Total current assets                                                                    9,249,519      7,157,695
                                                                                   ---------------  --------------
Property and equipment:
   Leasehold improvements                                                               4,640,450      4,618,168
   Furniture, fixtures and equipment                                                    3,115,960      3,008,798
   Internet website                                                                       461,870        461,870
                                                                                   ---------------  --------------
                                                                                        8,218,280      8,088,836
   Less accumulated depreciation and amortization                                       5,625,041      5,325,659
                                                                                   ---------------  --------------
                                                                                        2,593,239      2,763,177
                                                                                   ---------------  --------------
Intangible asset-software, less accumulated amortization
  of $89,888 and $48,526                                                                  694,129        103,963
Goodwill                                                                                  125,000        125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                                     283,440        283,440
Other assets, less accumulated amortization of $355,093
  and $319,098                                                                            851,523      1,058,987
                                                                                   ---------------  --------------
Total assets                                                                          $13,796,850    $11,492,262
                                                                                   ===============  ==============
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                                               $2,915,610     $3,090,474
  Customer deposits                                                                     1,759,589      1,603,735
  Accrued expenses and other current liabilities                                        2,172,516      1,804,067
  Income taxes payable                                                                     37,000         37,000
  Cumulative Preferred Stock dividends payable                                             11,318         11,318
  Current portion of long-term debt                                                        42,822         59,247
                                                                                   ---------------  --------------
Total current liabilities                                                               6,938,855      6,605,841
                                                                                   ---------------  --------------

Long-term liabilities:
  Revolving line of credit facility                                                     3,540,943      3,348,188
  Long-term debt                                                                                -         12,715
  Deferred rent                                                                           549,217        520,935
                                                                                   ---------------  --------------
Total long-term liabilities                                                             4,090,160      3,881,838
                                                                                   ---------------  --------------

Commitments and contingencies
Shareholders' equity:
   8% Cumulative Convertible Series B Preferred Stock, par value $1,000 per share; authorized 4,350 shares;
issued and outstanding 4,350 shares (aggregate liquidation preference--$4,350,000)

                                                                                        4,350,000              -
  Common Stock, par value $.01 per share; authorized
    30,000,000 shares; issued and outstanding;
    998,667-2007 and 998,771-2006 shares                                                    9,987          9,988
  Additional paid-in capital                                                            7,952,652      8,737,164
  Accumulated deficit                                                                 (9,544,804)    (7,742,569)
                                                                                   ---------------  --------------
Total shareholders' equity                                                              2,767,835      1,004,583
                                                                                   ---------------  --------------
Total liabilities and shareholders' equity                                            $13,796,850    $11,492,262
                                                                                   ===============  ==============


(1) Derived from the audited balance sheet at October 28, 2006.
See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                                  Preferred Stock     Common Stock       Additional                      Total
                                                 ------------------ -----------------     Paid-in     Accumulated    Shareholders'
                                                 Shares    Amount    Shares    Amount      Capital      Deficit         Equity
                                                 ------- ---------- --------- -------   ------------ -------------  --------------
Balance at October 28, 2006                          --               998,771  $9,988    $8,737,164  $ (7,742,569)    $ 1,004,583
  Net loss for the period                             -           -       -         -             -    (1,640,664)    (1,640,664)
  Issuance of 8% Series B Preferred Stock         4,350  $4,350,000       -         -             -              -      4,350,000
  Transaction fees relating to the
    Private Placement                                 -           -       -         -   (1,157,697)              -    (1,157,697)
  Stock based compensation                            -           -       -         -       211,835              -        211,835
  Preferred Stock dividend                            -           -       -         -       161,571       (161,571)             -
  Fractional shares relating to reverse
    stock split                                       -           -    (104)       (1)        (221)              -          (222)
                                                 ------- ----------- --------- -------- ------------- ------------- -------------
Balance at April 28, 2007                         4,350  $4,350,000  998,667   $ 9,987  $ 7,952,652   $ (9,544,804)    $2,767,835
                                                 ======= =========== ========= ======== ============= ============= =============



See accompanying notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              Twenty-six Weeks             Twenty-six Weeks
                                                                              Ended April 28, 2007         Ended April 29, 2006
                                                                            ------------------------    --------------------------
Operating activities
Net loss                                                                        ($1,640,664)                       ($6,193)
Adjustments to reconcile net loss to net cash (used) in
  provided by operating activities:
    Depreciation and amortization                                                    376,740                        362,746
    Stock based compensation                                                         211,835                              -
    Straight-line impact of rent escalations                                          28,282                         14,969
    Miscellaneous                                                                   (20,869)                       (16,328)
    Changes in operating assets and liabilities:
      Accounts receivable                                                            158,342                         22,758
      Inventories                                                                    174,303                        805,917
      Prepaid expenses and other current assets                                    (125,358)                         94,053
      Trade accounts payable                                                       (174,864)                      (789,243)
      Customer deposits                                                              155,854                      (179,335)
      Accrued expenses and other current liabilities
        and income taxes                                                              81,881                       (96,566)
                                                                            ----------------------      ------------------------
Net cash (used) in provided by operating activities                                (774,518)                        212,778
                                                                            ----------------------      ------------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                                      (65,354)                      (137,648)
Purchases of intangible assets- software                                           (146,498)                        (9,031)
Purchases of other assets                                                           (15,500)                      (211,220)
Fees relating to proposed acquisition                                              (569,095)                              -
Security deposits-net                                                                      -                          8,844
                                                                            ----------------------      ------------------------
Net cash used in investing activities                                              (796,447)                      (349,055)
                                                                            ----------------------      ------------------------
Financing activities
Borrowings from revolving credit facility                                         18,960,361                     22,866,494
Payments on revolving credit facility                                           (18,767,606)                   (22,535,006)
Proceeds from private placement                                                    4,000,000                              -
Transaction fees relating to Private Placement                                     (515,107)                      (135,484)
Fees relating to the refinancing of the credit facility                             (65,000)                              -
Preferred Stock dividends paid                                                             -                       (25,290)
Principal payments on note payable                                                  (29,140)                       (31,937)
                                                                            ----------------------      ------------------------
Net cash provided by financing activities                                          3,583,508                        138,777
                                                                            ----------------------      ------------------------
Increase in cash and cash equivalents                                              2,012,543                          2,500
Cash and cash equivalents at beginning of period                                      16,400                         16,400
                                                                            ----------------------      ------------------------
Cash and cash equivalents at end of period                                        $2,028,943                        $18,900
                                                                            ======================      ========================
Supplemental cash flow information:
Interest paid                                                                       $245,000                       $153,000
                                                                            ======================      ========================
Taxes paid                                                                                 -                         $4,000
                                                                            ======================      ========================
See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

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

Operating results for the twenty-six and thirteen week periods ended April 28, 2007 are not necessarily indicative of the results that may be expected for the fifty-two weeks ending October 27, 2007. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by the holiday shopping season. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 28, 2006.

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

The Company's fiscal year ends the Saturday closest to October 31, and can consist of either a 52- or 53-week year. Fiscal 2007 and 2006 are both 52-week years. The twenty-six and thirteen-week periods, discussed in this Form 10Q may be referred to as six and three month periods, respectively.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

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

The Series B Preferred Stock is convertible at any time into 1,428,571 shares of the Company's common stock at $2.80 per share. The Investors also received Series A seven-year warrants to purchase an aggregate of 428,573 shares of the Company's common stock, exercisable at $5.60 per share. The dividend on the Series B Preferred Stock can be paid in cash or common stock at the option of the Company and must be approved by the Company's lender. The rights, preferences and privileges of the holders of the new Series B Stock are set forth in the Company Amended and Restated Certificate of Incorporation.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)


There was no beneficial conversion feature identified relating to the issuance of the Series B Preferred Stock and warrants.

In connection with the Private Placement, the Company also entered into a Consulting Agreement, as amended, with Trinity. Trinity received reimbursement of $350,000 in expenses at the closing, received a Series B seven-year warrant to purchase 500,000 shares of the Company's common stock exercisable at $2.80 per share, and a Series C seven-year warrant to purchase 875,000 shares of the Company's common stock exercisable between $3.20 and $6.80 per share in ten equal tranches, with the exercise price increasing by $0.10 in each tranche. Transaction expenses in connection with the Private Placement approximate $1,158,000, including the $350,000 reimbursed to Trinity.

A Registration Rights Agreement was executed by the Company and the Investors. Pursuant to this agreement, the Company registered with the Securities and Exchange Commission ("SEC") the 289,600 shares of common stock that are issuable upon exercise of the Series A Warrant and upon conversion of the Series B Preferred Stock. In accordance with the separate Registration Rights Agreement between the Company, Trinity, and D. Andrew Stackpole, the Company has agreed to register with the SEC the shares of common stock that are issuable upon exercise of the Series B and Series C Warrants and shares issued or issuable pursuant to the warrants relating to the Employment Agreement ("Employment Agreement") with
D. Andrew Stackpole, provided that such shares will not be registered until at least six months following the effective date of the Registration Rights Agreement for the benefit of the Investors. The Registration Statement relating to the 289,600 shares became effective by the SEC on May 8, 2007. There were no embedded derivatives relating to the Registration Rights Agreement.

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

At the closing of the transaction, D. Andrew Stackpole, the founder of Trinity, became the Company's new Chairman pursuant to the terms of an Employment Agreement between the Company and Mr. Stackpole. The Employment Agreement was a condition for closing of the Purchase Agreement, and provides for the payment to Mr. Stackpole of salary and bonus of $350,000 at the end of the twelve month period following the closing of the transaction, which will be paid in warrants to purchase the Company's common stock. In the first half of fiscal 2007, the Company recorded stock based compensation expense relating to its Chairman aggregating $166,000 for warrants to be issued to purchase the Company's common stock for services rendered. The Company expects to issue 202,471 warrants to its Chairman for these services. Trinity will receive no additional compensation for services of its employees or advisors made available to the Company, relating to the Private Placement.

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

Furthermore, as a result of the closing of the Private Placement, the Company's utilization of its net operating loss carryforwards has been limited as a change of control has taken place pursuant to Internal Revenue Code Section 382.

3. Proposed Acquisition

On May 7, 2007, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Myer-Emco, Inc., a privately held retailer and custom installer of higher-end audio and video products ("Myer-Emco"), and stockholders of Myer-Emco owning 86% of the equity interest in Myer-Emco (the "MEI Sellers") for the acquisition (the "Acquisition") by the Company of all of the issued and outstanding shares of capital stock of Myer-Emco (the "Shares"). Myer-Emco operates 10 retail stores located in the Washington, D.C., Virginia and Maryland metro area.

The purchase price for the Shares under the Stock Purchase Agreement consists of $10,000,000 cash, of which $1,000,000 will be escrowed until May 31, 2008 in order to secure the Company's potential claims against the MEI Sellers for any breach of their representations, warranties and covenants under the Stock Purchase Agreement, and pay-off amounts under Myer-Emco's existing revolving credit line and other consideration of approximately $1.2 million for transaction payments and related matters (the "Purchase Price"). After the closing, a MEI Seller, has agreed not to compete with the Company for a period of 5 years from the date of the closing in any state in which the Company or Myer-Emco has operations and a period of 3 years in any other state east of the Mississippi River (the "Covered States"). However, the 3 year period will be extended to 5 years if the Company or Myer-Emco commences operations in any of the Covered States prior to the expiration of the 3 year non-competition period.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

The consummation of the transactions contemplated by Acquisition are subject to certain other closing conditions customary to transactions of this kind, and includes a condition that the current President of Myer-Emco, enter into an employment agreement with the Company and a condition requiring the owners of the remaining 14% of the equity interests not owned by the MEI Sellers (the "Remaining Equity Balance") to join as sellers under the Stock Purchase Agreement and deliver the Remaining Equity Balance to the Company such that the Company will acquire 100% of the equity interests of Myer-Emco at closing. As the Acquisition was not consummated on or before the target date of June 7, 2007, the Company and the MEI Sellers agreed to extend the closing date for an additional 45 days to July 23, 2007. As a result, on June 8, 2007, the Company paid Myer-Emco and the MEI Sellers' $300,000 for legal expenses relating to the acquisition. If the closing occurs on or before July 23, 2007, the $300,000 will be applied as a credit towards the purchase price, under the Stock Purchase Agreement. Myer-Emco and the MEI Sellers are subject to an agreement of exclusivity from the date of signing the Stock Purchase Agreement to the date of closing.

4. Refinancing of the Revolving Line of Credit Facility

On June 18, 2007, the Company received a commitment letter with New Stream Commercial Finance, LLC ("New Stream") related to a one year $7.5 million senior secured revolving credit facility (the "New Credit Facility"). The Company expects to terminate and prepay its existing credit facility with Webster Business Credit Corporation ("Webster") with the proceeds available under the New Credit Facility. Under the New Credit Facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible inventory, credit card and accounts receivables, less certain reserves, as defined. This New Credit Facility is expected to provide a significant increase in availability and liquidity to the Company and will expire twelve months from the closing which is expected to take place in June 2007.

The interest rate on the New Credit Facility will be LIBOR, as defined, plus 3% with a minimum interest rate of 8.5%. Under the New Credit Facility, the Company will pay a maintenance fee of $2,500 per month and a monthly unused line fee, as defined.

In connection with the New Credit Facility, the Company will grant New Stream a senior secured interest in all of the Company's assets. The New Credit Facility will provide New Stream with rights of acceleration upon the occurrence of certain customary events of default. The Company will be restricted from paying dividends on its Common and Preferred Stock and entering into additional indebtedness, as defined.

Commitment and closing fees relating to this New Credit Facility will approximate $300,000 and upon termination, there will be an exit fee of approximately $375,000. Covenants are anticipated to be normal and customary for a revolving credit facility.

The Company's current $7.5 million credit facility is with Webster. Under the current credit facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible credit card receivables and inventory, less certain reserves, as defined.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

The interest rate on all borrowings under the credit facility is either 0.25% over Webster Bank's prime rate (8.50% at April 28, 2007) or LIBOR plus 2.75%, at the Company's option. Under the credit facility, the Company pays Webster a maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility.

In connection with the credit facility, the Company granted Webster a senior security interest in all of the Company's assets. The credit facility provides Webster with rights of acceleration upon the occurrence of certain customary events of default. The Company is restricted from paying dividends on its Common or Preferred Stock, retiring or repurchasing its Common Stock and entering into additional indebtedness (as defined).

On November 9, 2006, the Company entered into the Sixth Amendment and Consent Agreement with Webster which (i) consented to the Private Placement and change in control, (ii) modified certain Availability Reserves and the Fixed Charge Ratio, as defined and, (iii) and modified the Financial Covenants including the Capital Expenditures and Excess Availability/Cash requirements, as defined. The Company was in compliance with all financial covenants at April 28, 2007.

As the New Credit Facility will replace Webster's credit facility and will expire in June 2008 and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, The Company classified the balance outstanding, at April 28, 2007 ($3,541,000) under the credit facility as a long-term liability.

5. Net Advertising Expense

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

Accordingly, certain promotional allowances received by vendors that were previously recorded as a reduction of advertising expense are now recorded as a reduction of inventory costs and cost of goods sold, relating to the first half of fiscal 2007 if the expenditure no longer represents identifiable costs incurred by the Company to promote its products.

As a result, $708,000 of promotional allowances were reflected as a reduction of cost of goods sold in the first half of fiscal 2007 for promotional allowances related to the first quarter ($358,000) and second quarter ($350,000). The reduction of inventory at April 28, 2007 and October 28, 2006 was $150,000 and $100,000, respectively.

The  following  represents  the  gross  amounts  of  advertising   expenditures,
cooperative advertising reimbursements and net advertising expense for the periods reported:

                                          Twenty-Six Weeks Ended                 Thirteen Weeks Ended
                                    April 28, 2007     April 29, 2006       April 28, 2007        April 29, 2006
                                    --------------     --------------       --------------        --------------
Gross Advertising
   Expenditures                     $1,064,000          $1,140,000             $192,000              $410,000
Cooperative Advertising
   Reimbursements                   $   95,000            $980,000             $26,000               $410,000
                                    ------------        -------------       --------------        --------------
Net Advertising Expense             $  969,000          $  160,000             $166,000              $    -0-
                                    ============        =============       ==============        ==============

6. Loss Per Share

Basic and diluted loss per share are calculated in accordance with Statement of Financial Accounting ("SFAS") No. 128, "Earnings Per Share". Basic loss per share excludes the dilutive effects of options, warrants and convertible preferred stock. Diluted loss per share includes only the dilutive effects of common stock equivalents such as stock options, warrants and convertible preferred stock.

The following table sets forth the computation of basic and diluted loss per share for the periods presented pursuant to SFAS No. 128.

                                                                    Twenty-six Weeks Ended               Thirteen Weeks Ended
                                                             April 28, 2007     April 29, 2006    April 28, 2007     April 29, 2006
                                                             --------------     --------------    --------------     --------------
Numerator:
Net loss                                                    $(1,640,664)           $(6,193)        $(600,509)         $(51,481)
Dividends on convertible preferred stock                       (161,571)           (25,081)          (87,000)          (12,750)
                                                           -----------------      ------------ -----------------   ----------------
Numerator for basic loss  per share-loss
  attributable to common  shareholde                         (1,802,235)           (31,274)         (687,509)        (64,231)
Effect of dilutive securities:
  Dividends on convertible preferred stock
                                                                      -                  -                 -                -
                                                           -----------------      ------------ -----------------   ----------------
8Numerator for diluted loss per share - loss
  available to common shareholders
  after assumed conversation
                                                            $(1,802,235)          $(31,274)        $(687,509)         $(64,321)
                                                           -----------------      ------------ -----------------   ----------------

Denominator:
Denominator for basic  loss per share - weighted
   average shares outstanding during the period
                                                                998,667            877,146           998,667           877,146
Effect of dilutive securities:
   Stock options                                                      -                  -                 -                 -
   Convertible preferred stock                                        -                  -                 -                 -

Denominator for diluted  loss per share - adjusted
   weighted average shares and assumed conversions              998,667            877,146           998,667           877,146
                                                           =================     =============  =================   ===============

                                                                998,667
Basic net loss  per share                                           $(1.81)             $(.04)            $(.69)            $(.07)
                                                                    =======             ======            ======            ======
Diluted net loss per share                                          $(1.81)             $(.04)            $(.69)            $(.07)
                                                                    =======             ======            ======            ======

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

Convertible preferred stock, options and warrants were not included in the diluted earnings per share calculation for all periods presented, as they were anti-dilutive.

7. Income Taxes (Benefit)

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

For the six months ended April 28, 2007, no income tax provision was necessary due to the net loss. For the second quarter of fiscal 2006, the Company reported an income tax benefit of $25,000 (32.7% effective tax benefit).

In the six months ended April 28, 2007, the Company provided no income tax benefit against current operating losses because of uncertainty regarding their future realization.

8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

The Company follows the provisions of SFAS No. 142, and accordingly, both goodwill and the Company's other intangible asset, reorganization value in excess of amounts allocable to identifiable assets, were not amortized and are subject to an annual impairment test.

In the second quarter of fiscal 2007, the Company performed the necessary goodwill impairment analysis. After completion, this valuation found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset are tested annually to identify if impairment has occurred.

9. Share Based Compensation

The Company's Board of Directors and shareholders approved by the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan") in fiscal 1998. The Stock Option Plan provides for the granting of up to 250,000 shares of incentive and non-qualified Common Stock options and stock appreciation rights to directors, officers and employees. At April 28, 2007 the Company had incentive stock options outstanding aggregating 208,650 options. All outstanding options are vested. These options were granted by the Company's Compensation and Stock

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

Option Committee and are exercisable at between three and ten years from the date of grant. No stock options had been granted from fiscal 2002 to January 27, 2007. In the second quarter of fiscal 2007, the Company granted 62,500 incentive stock options to its Interim Chief Executive Officer at an exercise price of $4.00 per share.

A summary of stock option transactions is as follows for the six months ended April 28, 2007:


                                                           Weighted Average         Weighted Average
                                                            Exercise Price            Remaining        Aggregate
                                   Number of Shares          Per Share             Contract Term      Intrinsic Value
                               ------------------------ --------------------- -------------------- ---------------
Options outstanding at
 October 28, 2006                      205,525                    $5.732                  4.02             -
Options granted                         62,500                      4.00                   3.00             -
Exercised                                  -                         -                      -               -
Canceled                               (59,375)                     3.11                    -               -
                               ------------------------ --------------------- -------------------- ---------------
Options outstanding
   at April 28, 2007                    208,650                    $5.09                   2.94             -
                               ======================== ===================== ==================== ===============
Options exercisable
   at April 28, 2007                    208,650                    $5.09                   2.94             -
                               ======================== ===================== ==================== ===============

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

The revised Statement required entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The adoption of this pronouncement had no impact on the Company's financial position or results of operations prior to the second quarter of fiscal 2007 as no stock options were granted, and no previously issued stock options vested in fiscal 2005 or fiscal 2006. In the second quarter of fiscal 2007, the fair value of the 62,500 stock option granted, which fully vested on the date of grant, aggregated $30,000 and were charged to compensation expense with a corresponding credit to additional paid-in capital.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

In the first quarter of fiscal 2007, the Company's new Board of Directors elected to maintain the original terms of 20,000 stock options relating to two exiting directors, which would have expired on February 10, 2007. This modification in terms resulted in compensation expense of $16,000 with a corresponding charge to additional paid in capital in the first quarter.

10. Recent Accounting Pronouncements

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

In June 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)", which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The impact of EITF Issue No. 06-03 which was adopted in the second quarter of Fiscal 2007 had no impact as sales historically have been presented and will continue to be presented net of sales taxes.

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

11. Reverse Stock Split

The Company's shareholders, at the annual meeting, approved a reverse stock split of its common stock at an exchange ratio of 1 for 4. The reverse stock split was completed November 10, 2006.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

12. Other

Effective September 22, 2006, the Company engaged a consultant under a month-to-month consulting services agreement. The consulting services agreement called for a weekly fee of $5,765 plus expenses. Total fees paid to the consultant in the first quarter of fiscal 2007 aggregated $36,000.

Subsequent to the termination of the Company's President and Chief Executive Officer, the consultant was named Interim Chief Executive Officer ("Interim CEO") of the Company.

On December 19, 2006, the Company entered into an employment agreement with the Interim CEO. The terms of the employment agreement continued through January 31, 2007, with one month extension periods for three months, at the Company's option which have been exercised to date. The Interim CEO received a salary of $21,500 a month plus expenses in accordance with the employment agreement.

Pursuant to this agreement, the Company granted the Interim CEO non-qualified vested stock options of 37,500 on January 31, 2007. 12,500 additional non-qualified stock options were granted and vested on February 28, 2007. Additional non-qualified stock options were granted and vested on March 31, 2007 and April 30, 2007, respectively. The total options granted aggregated 75,000. The exercise price on all options for the purchase of each share of the Company's Common Stock is $4.00 per share and expire December 31, 2009.

On June 5, 2007, the Company's Interim CEO completed his contract with the Company and was replaced by the Company's prior Chairman of the Board. The Company's new Interim Chief Executive Officer ("New Interim CEO") will also serve on an interim basis for six-months expiring November 30, 2007, with six, one-month extensions at the option of the Company. The New Interim CEO will receive a salary of $25,000 a month. $20,000 of such monthly amount will be payable in cash and the remainder will accrue. The total balance accrued and not paid will be paid in twelve-equal installments following the termination of the New Interim CEO's employment agreement.

Pursuant to this employment agreement, the Company has agreed to grant the New Interim CEO a total of 100,000 free-standing non-qualified stock options for the purchase of the Company's Common Stock at an exercise price of $4.00 per share, which 50,000 of these options vest on November 30, 2007. 8,333 additional non-qualified options will vest monthly beginning December 31, 2007 and ending May 31, 2008 (aggregating the remaining 50,000 non-qualified stock options that will vest over the six-month period) provided the Company elects to extend the New Interim CEO's employment agreement. The options granted to the New Interim CEO will expire on December 31, 2010.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

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

Twenty-Six and Thirteen Weeks Ended April 28, 2007 as Compared to Twenty-Six and Thirteen Weeks Ended April 29, 2006.

Net Loss. The Company's net loss for the twenty-six weeks ended April 28, 2007 was $1,641,000 as compared to a net loss of $6,000 for the same period last year.

The Company reported a pre-tax loss of $601,000 for its second quarter ended April 28, 2007, as compared to a pre-tax loss of $76,000 for the same quarter last year. The net loss for the second quarter of fiscal 2007 was $601,000 as compared to a net loss of $51,000 for the same quarter last year.

The Company's net loss for the six and three months ended April 28, 2007 was due primarily from reduced comparable store sales, as discussed below. Management believes that reduced advertising expenditures in the second quarter also negatively impacted net sales and store profitability.

For the six and three month periods ended April 28, 2007, stock based compensation relating to the Company's Chairman, Interim CEO and certain directors aggregated $212,000 and $118,000, respectively.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

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

The following is a reconciliation of the Company's net loss to the non-GAAP measure of EBITDA:

                                                Twenty Six Weeks  Ended                Thirteen Weeks Ended
                                       April 28, 2007        April 29, 2006    April 28, 2007     April 29, 2006
                                       --------------        --------------    --------------     --------------
Net loss                                 $(1,640,664)          $(6,193)          $(600,509)          $(51,481)

Add back:
Interest expense                              243,999           171,796             132,531             94,313
Income taxes                                        -                 -                   -           (25,000)
Depreciation and amortization                 376,740           362,746             185,176            182,686
                                              -------           -------             -------            -------
EBITDA                                   $(1,019,925)          $528,349          $(282,802)           $200,518
                                         ============          ========          ==========           ========

The Company's net loss for the first half of fiscal 2007 and 2006 included net advertising expense of $969,000 and $160,000, respectively. The Company's net loss for the second quarter of fiscal 2007, and 2006 included net advertising expense of $166,000 and $-0-, respectively.

The Company's advertising expenditures for the first half of fiscal 2007 decreased by 6.7% to approximately $1,064,000 as compared to $1,140,000 for the same period last year. Advertising expenditures for the second quarter of fiscal 2007 decreased by 53.2% to $192,000 as compared to $410,000 for the same quarter last year.

Additionally, as the Company's overall sales declined for the first half of fiscal 2007, from the same period last year, the Company is expected to realize less cooperative advertising support from its vendors.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

As a result, $708,000 of promotional allowances were reflected as a reduction of cost of goods sold in the first half of fiscal 2007 for promotional allowances ($358,000 in the first quarter and $350,000 in the second quarter). The related reduction of inventory at April 28, 2007 and October 28, 2006 was $150,000 and $100,000, respectively.

For the first half of fiscal 2007, no income tax provision was required due to the net loss. For the second quarter of fiscal 2006, the Company recorded an income tax benefit of $25,000 (32.7% effective tax benefit).

Revenues. For the six months ended April 28, 2007, net sales aggregated $16,047,000, a decrease of $4.9 million or 23% from the same period last year. Comparable store sales for this period declined by the same amount.

For the second quarter of fiscal 2007, net sales aggregated $7,639,000, a decrease of $1.9 million or 20% from the same quarter last year. Comparable store sales for this quarter declined by the same amount.

During the first half and second quarter of fiscal 2007, the Company has experienced a decline in its audio and video sales and to a lesser extent, in its labor revenue. While the Company's custom installation business remained strong, retail store traffic and retail sales declined in the first half and second quarter of fiscal 2007.

During the first half of fiscal 2007, and particularly during the holiday shopping season, the industry experienced frenzied price promotions by the mass merchants, coupled with price reductions from competing video vendors. As a result, the Company's overall flat panel sales in dollars decreased by 32.5% and unit sales declined by 24%. The Company experienced further price compression on flat panel televisions of 12% for the first half of fiscal 2007.

The Company's overall video business ($6.1 million) declined 32.9% in the first half of fiscal 2007 as compared to the same period last year. Video sales represented 37.7% of gross sales for this period, compared to 42.8% for the same period last year. Video sales ($2.8 million), for the second quarter of fiscal 2007, declined 30% as compared to the same quarter last year and represented 35.7% of gross sales as compared to 40.6% of gross sales for the same quarter last year. The Company's higher margin audio sales ($8.1 million) have decreased 18% for the first half of fiscal 2007 as compared to the same period last year and represented 49.8% of gross sales, as compared to 46.3% of gross sales for the same period last year. Audio sales ($3.9 million) for the second quarter of fiscal 2007 have declined 13.5% from the same quarter last year and represented 50.4% of gross sales, as compared to 46.4% of gross sales for the same quarter last year. Audio sales were negatively impacted by reduced audio components, systems, radio and portables, furniture and were offset somewhat by increased audio accessories. The Company's high margin cable, wire and surge protector sales continued to be strong as a percentage of gross sales despite the overall reduction in sales.

The Company's higher margin labor revenue ($2,023,000) decreased 11.8% in the first half of fiscal 2007, as compared to the same period last year, and

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

represented approximately 12.5% of gross sales as compared to 10.8% of gross sales for the same period last year. The Company expects to increase the promotion of its profitable service offerings and new technologies requiring the Company's services in fiscal 2007. This should improve labor revenues in fiscal 2007. For the second quarter of fiscal 2007, labor revenue ($1,064,000) declined 14.8% from the same quarter last year and represented 13.8% of gross sales as compared to 12.9% of gross sales for the same quarter last year.

The Company believes it continues to benefit from the strong demand for its custom installation services. Additionally, despite increased competition and a decline in retail store traffic, customer demand continues for digital video products including larger plasma flat screen, LCD flat panel, high-definition televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase, as a percentage of gross sales and accounted for 74% of gross sales for the first half of fiscal 2007, as compared to approximately 63.8% of gross sales for the same period last year. Overall custom installation sales, including both equipment sales and labor income declined 11.5% and aggregated $12 million for the first half of fiscal 2007, as compared to $13.5 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

Net sales for the newest Harvey retail store located in Bridgewater, New Jersey have been encouraging. The Company believes that this store, opened June 2005, will take some time to mature as its sales have significantly come from new home construction and custom installations which take time to cultivate and complete. The new Bridgewater store contributed net cash flow in fiscal 2006 and has achieved store profitability and positive cash flow in the first half of fiscal 2007.

In the second quarter of fiscal 2007, the Company's Greenwich, Connecticut and Greenvale, Long Island stores had an increase in comparable store sales while

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

the remaining stores in the chain declined. Comparable store sales and net store profitability were negatively impacted by poor results from the Company's store within ABC Carpet and Home in Manhattan, Eatontown, New Jersey and in Midtown Manhattan.

For the six months ended April 28, 2007, all of the Company's retail locations experienced declining comparable store sales and reduced store profitability, except the Company's Bang & Olufsen branded store in Manhattan, which experienced increased profitability.

The Company's marketing efforts have been in a transition stage from the end of fiscal 2005, fiscal 2006 and for the first half of fiscal 2007. The Company has changed it advertising agency several times since fiscal 2005 and has not been satisfied with recent campaigns or its sales results. In June 2007, the Company re-engaged Harrison Leifer and DiMarco ("HLD"), the advertising agency that was very successful in cultivating the Company's brand and increasing its sales volume from 1998-2005. The Company's Management Team is very excited about working again with HLD to better promote the Company's brand, products and service offerings. Additionally, the Company recently conducted consumer focus groups, which should help develop an appropriate campaign. In the third and fourth quarters of fiscal 2007, the Company also expects to increase its marketing expenditures.

The Company does expect to continue to utilize on-line mediums as results from these on-line efforts have been encouraging in the first half of fiscal 2007. Advertising efforts are expected to include radio, newspaper, direct mail, internet keyword searches and e-mail broadcasts, as well as the continued promotion of the Company's website, harveyonline.com, and potentially adding other marketing mediums. The Company expects to replace its website in fiscal 2007 which should enhance product and technology content to drive prospective customer leads to the Company.

Furthermore,  in fiscal 2007,  the Company also will endeavor to put  additional efforts and resources into its important customer relations management initiatives. Due to the early success of internet keyword searches, the Company will be more aggressive with this medium to prospective and existing customers in fiscal 2007.

Costs and Expenses. Total cost of goods sold for the six months ended April 28, 2007 decreased 30.1% to $8,640,000 as compared to the same period last year. Total cost of goods sold for the second quarter of fiscal 2007 decreased 26.8% to $4,047,000, as compared to the same quarter last year. The decline in cost of goods sold was due primarily to the overall decrease in net sales, as noted above.

In the fourth quarter of fiscal 2006, the Company initiated a change in its advertising campaign as discussed above. As a result, $708,000 of promotional allowances were reflected as a reduction of cost of goods sold in the first half of fiscal 2007 for promotional allowances. This adjustment in the Company's first half, decreased cost of goods sold and improved the gross margin.

The gross profit margin for the first half of fiscal 2007 increased to 46.2% from 40.9% for the same period last year. The gross profit margin for the second quarter of fiscal 2007 increased to 47% from 42.1% for the same quarter last year. The increase in the gross profit margin was primarily due to the

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

promotional allowances discussed above ($708,000 for the first half and $350,000 for the second quarter). Excluding this adjustment, the gross margin for the six and three months ended April 28, 2007 was approximately 41.7% and 42.4%, respectively.

Improved gross margins on audio components, labor revenue, cable, wire, surge protectors, furniture and audio and video accessories sales helped to offset the decline in video margins and improve the Company's overall gross profit margin for the first half of fiscal 2007.

The Company's total cost of goods sold also includes freight costs, purchase discounts from its vendors and inventory shrink. The Company's gross profit margin may not be comparable to other reporting electronics retailers as other entities may include the costs relating to their warehousing and distribution networks. Warehouse and distribution network costs for the first half of fiscal 2007 and 2006 approximated $261,000 and $314,000, respectively. Warehouse and distribution costs for the second quarter of fiscal 2007 and 2006 approximated $117,000 and $152,000, respectively. These costs are included in SG&A expenses.

Selling, general and administrative ("SG&A") expenses for the first half of fiscal 2007 increased by 5.3% to $8,867,000 as compared to the same period last year. SG&A for the second quarter of fiscal 2007 increased by 2.1% to $4,102,000 as compared to the same quarter last year.

Net advertising expense for the first half of fiscal 2007, which is included in SG&A expenses in the Company's Statements of Operations increased to $969,000 from $160,000 for the same period last year. Net advertising expense for the second quarter of fiscal 2007 increased to $166,000 from $-0- for the same quarter last year. This increase was primarily related to certain promotional allowances received from vendors that were previously recorded as a reduction of advertising expense, now recorded as a reduction of cost of goods sold and inventory. Additionally, the increase was due to a decline in cooperative advertising support from the Company's vendors.

SG&A expenses increased primarily from additional advertising expense, occupancy costs and depreciation expense, and was offset by reduced payroll and payroll related expenses, management bonuses and other selling expenses.

Management will continue its cost reduction program for the remainder of fiscal 2007. More importantly, Management will continue its efforts to improve its purchasing and inventory efficiencies, implement positive merchandising changes, while cultivating its profitable service offerings.

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

Interest expense increased by approximately $72,000 or 42% for the first half of fiscal 2007 as compared to the same period last year. Interest expense for the second quarter of fiscal 2007 increased $38,000 or 40.5% as compared to the same

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

quarter last year. This was primarily due to increased borrowings and higher interest rates. Additionally, the credit facility was used to fund current operating losses, expenditures for computer equipment, software payments, development work relating to the replacement of its legacy computer system and professional fees relating to the proposed Myer-Emco acquisition. The new computer system was launched in November 2006.

For the first half of fiscal 2007, no income tax provision was necessary due to net losses.

Liquidity and Capital Resources

At April 28, 2007 and October 28, 2006, the Company's ratio of current assets to current liabilities was 1.33 and 1.08, respectively.

The current ratio at April 28, 2007 was positively impacted by the cash received from the Private Placement, the reduction in trade accounts payable and the increase in prepaid expenses and other current assets and was negatively impacted by the Company's net loss, the decline in accounts receivable and increase in accrued expenses and customer deposits.

Net cash used by operating activities for the first half of fiscal 2007 was $775,000 as compared to cash provided by operating activities of $213,000 for the same period last year. For the first half of fiscal 2007, the Company reported a net loss of $1,641,000 as compared to a net loss of $6,000 for the same period last year. In the first half of fiscal 2007, the Company also reported a decrease in accounts receivable and inventory and a decrease in trade accounts payable and an increase in customer deposits and accrued expenses. This compared to cash provided from operations in the same period last year as inventory, trade accounts payable, customer deposits and accrued expenses were reduced.

Net cash used in investing activities for the first half of fiscal 2007 was $796,000 as compared to $349,000 for the same period last year. Net cash used in investing activities included the purchase of equipment, software and additional development work aggregating $212,000 relating to the Company's replacement of its legacy computer system and $569,000 in other deferred assets relating to fees incurred from the proposed acquisition of Myer-Emco and $15,000 of other assets. For the same period last year, the Company incurred $147,000 relating to equipment purchases and the computer conversion and $211,000 in fees relating to the Private Placement.

Net cash provided by financing activities for the first half of fiscal 2007 was $3,584,000 as compared to net cash provided of $139,000 for the same quarter last year. Financing activities included the receipt of $4.0 million from the Private Placement, offset by related fees. Financing activities also included net borrowings of $193,000 from the Company's credit facility as compared to net payments on the credit facility of $331,000 for the same period last year. Principal payments on notes payable aggregated $29,000 for the first half of fiscal 2007 as compared to $32,000 for the same period last year. For the first half of fiscal 2006, the Company also made preferred stock dividend payments of $25,000.

On June 18, 2007, the Company entered into a commitment letter with New Stream Commercial Finance, LLC ("New Stream") related to a one year $7.5 million senior

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

secured revolving credit facility (the "New Credit Facility"). The Company expects to terminate and prepay its existing credit facility with Webster Business Credit Corporation ("Webster") with the proceeds available under the New Credit Facility. Under the New Credit Facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible inventory, credit card and accounts receivables, less certain reserves, as defined. This New Credit Facility is expected to provide a significant increase in availability and liquidity to the Company and will expire twelve months from the closing.

The interest rate on the New Credit Facility will be LIBOR, as defined, plus 3% with a minimum interest rate of 8.5%. Under the New Credit Facility, the Company will pay a maintenance fee of $2,500 per month and a monthly unused line fee, as defined.

In connection with the New Credit Facility, the Company will grant New Stream a senior secured interest in all of the Company's assets. The New Credit Facility will provide New Stream with rights of acceleration upon the occurrence of certain customary events of default. The Company will be restricted from paying dividends on its Common and Preferred Stock and entering into additional indebtedness, as defined.

Commitment and closing fees relating to this New Credit Facility will approximately $300,000 and upon termination, there will be an exit fee of $375,000. Covenants are anticipated to be normal and customary for a revolving credit facility.

The Company's current $7.5 million credit facility is with Webster Bank. Under the credit facility, the Company can borrow up to $7.5 million based upon lending formulas calculated on eligible credit card receivables and inventory, less certain reserves, as defined.

On November 9, 2006, the Company entered into the Sixth Amendment and Consent Agreement with Webster which (i) consented to the Private Placement and change in control, (ii) modified certain Availability Reserves and the Fixed Charge Ratio, as defined and, (iii) and modified the Financial Covenants including the Capital Expenditures and Excess Availability/Cash requirements, as defined. The Company was in compliance with all financial covenants at April 28, 2007.

As the New Credit Facility will replace the Webster credit facility and expire in June 2008 and does not include both a subjective acceleration clause and a lock box arrangement, in accordance with EITF 95-22, The Company classified the balance outstanding, at April 28, 2007 ($3,541,000) under the credit facility as a long-term liability.

At June 18, 2007, there was approximately $3,061,000 in outstanding borrowings under the Webster credit facility, with approximately $422,000 available to borrow under this credit facility.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

additional technology presence within our stores emphasizing and reinforcing the changing services and products that the Company offers.

The Company replaced its existing computer system in November 2006. The project cost is estimated at $700,000 - $750,000. At April 28, 2007, the unpaid costs to complete the project are estimated at $150,000 - $170,000. These costs will be financed using the Company's credit facility in fiscal 2007.

The Company intends to increase its advertising expenditure for the remainder of fiscal 2007, primarily with print, radio, direct mail, keyword searches and e-mail broadcasts. Advertising expenditures will be financed using funds available from the Private Placement and New Credit Facility.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The Company is expected to replace its website in fiscal 2007 at an estimated cost of between $80,000 - $100,000 using funds available from the Private Placement.

In July 2003, the Company received a notice and information request from the Pennsylvania Department of Environmental Protection ("PADEP"). See Part II, Legal Matters, for details on this matter.

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

As fully disclosed in Note 12 to the financial statements, the Company's shareholders, at the annual meeting, approved a reverse stock split of its common stock at an exchange ratio of 1 for 4. The reverse stock split was completed November 10, 2006 together with the Private Placement.

Management believes that cash on hand, cash available from the successful Private Placement, cash flow from operations and funds made available under the New Credit Facility with New Stream, will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.

The Company has no off-balance sheet arrangements as of April 28, 2007.

The Company's business is subject to seasonal variations. Historically, the Company has realized a slight increase in its total revenue and a majority of its net income for the year during the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have an adverse effect on the Company's revenues

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure with regard to financial instruments are the changes in interest rates. The New Credit Facility between the Company and New Stream will bear interest at LIBOR plus 3%, with a minimum interest rate of 8.5%. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. The Company estimates that a hypothetical 10% adverse change in interest rates would not materially affect the consolidated operating results of the Company.

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Interim Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (April 28, 2007), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)


                           PART II. OTHER INFORMATION:

Items 2, 3, 4 and 5 were not applicable in the quarter ended April 28, 2007.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)

insurance policies provide coverage for this matter is not known. At this time, it is impossible for the Company to determine the outcome or cost to the Company on this matter.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 28, 2006.

Item 6. Exhibits

Exhibit Number....            Description
--------------                -----------
Exhibit 31.1......            Certification - Interim Chief Executive Officer
Exhibit 31.2......            Certification - Chief Financial Officer
Exhibit 32.1......            Certification - Interim Chief Executive Officer
Exhibit 32.2......            Certification - Chief Financial Officer

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                 April 28, 2007
                                   (Unaudited)


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 2007.

                            Harvey Electronics, Inc.

                            By:/s/Michael E. Recca
                               ------------------------------------
                                  Michael E. Recca
                                  Interim Chief Executive Officer

                            By:/s/Joseph J. Calabrese
                               ------------------------------------
                               Joseph J. Calabrese
                               Executive Vice President, Chief Financial
                               Officer, Treasurer & Secretary