Form 10-Q
period 2007-07-28
HARVEY ELECTRONICS INC
filed 2007-09-17
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 28, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to ______________________.


                          Commission File Number   1-4626
                          -------------------------------

                            Harvey Electronics, Inc.
                            ------------------------
      (Exact name of small business registrant as specified in its charter)

                  New York                            13-1534671
       ------------------------------      -----------------------------------
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

As of September 17, 2007, 998,667 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                    FORM 10-Q

                                      INDEX


PART I.       Financial Information

Item 1.       Financial Statements:                                                                                    Page No.

              Statements of Operations (Unaudited) - Thirty-nine and Thirteen Weeks Ended July 28, 2007 and July 29, 2006............................................................................................3

              Balance Sheets - July 28, 2007 (Unaudited) and October 28, 2006..............................................4

              Statement of Shareholders' Equity (Unaudited) - Thirty-nine Weeks Ended July 28, 2007........................5

              Statements of Cash Flows (Unaudited) - Thirty-nine Weeks Ended July 28, 2007 and July 29, 2006............................................................................................6

              Notes to Financial Statements (Unaudited)....................................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......................20
..
Item 3.       Quantitative and Qualitative Disclosures About Market Risk..................................................30

Item 4.       Disclosure Controls and Procedures..........................................................................30

PART II.      Other Information

Item 1.       Legal Matters...............................................................................................32

Item 1A.      Risk Factors................................................................................................33

Item 6.       Exhibits....................................................................................................33

Signatures................................................................................................................34

Exhibit Number 31.1
Exhibit Number 31.2
Exhibit Number 32.1
Exhibit Number 32.2

                            Harvey Electronics, Inc.
                            Statements Of Operations
                                   (Unaudited)

                                                       Thirty-nine            Thirty-nine         Thirteen             Thirteen
                                                       Weeks Ended            Weeks Ended        Weeks Ended         Weeks Ended
                                                      July 28, 2007          July 29, 2006      July 28, 2007       July 29, 2006
                                                   ------------------- -------------------- ------------------ -------------------
Net equipment sales                                       $19,577,196          $25,320,805         $5,552,906          $6,682,742
Net labor sales                                             2,976,515            3,234,233            953,861             941,113
                                                   ------------------- -------------------- ------------------ -------------------
                                                           22,553,711           28,555,038          6,506,767           7,623,855
                                                   ------------------- -------------------- ------------------ -------------------
Cost of equipment sales                                    11,210,389           15,843,194          3,115,253           4,102,616
Cost of labor sales                                           821,410              916,991            276,166             296,984
Selling, general and administrative expenses               12,871,173           12,379,080          3,595,719           3,957,521
Costs relating to abandoned acquisition                     1,191,981                    -          1,191,981                   -
Interest expense                                              433,839              273,175            189,840             101,379
Interest and other income                                    (88,624)             (26,929)           (24,839)            (10,365)
                                                   ------------------- -------------------- ------------------ -------------------
                                                           26,440,168           29,385,511          8,344,120           8,448,135
                                                   ------------------- -------------------- ------------------ -------------------
Loss before income tax expense                            (3,886,457)            (830,473)        (1,837,353)           (824,280)
Income tax expense                                                  -            1,350,000                  -           1,350,000
                                                   ------------------- -------------------- ------------------ -------------------
Net loss                                                  (3,886,457)          (2,180,473)        (1,837,353)         (2,174,280)

Preferred Stock dividend requirement                          248,571               37,831             87,000              12,750
                                                   ------------------- -------------------- ------------------ -------------------
Net loss applicable to common shareholders               ($4,135,028)         ($2,218,304)       ($1,924,353)        ($2,187,030)
                                                   =================== ==================== ================== ===================
Net loss per share applicable to
  common shareholders:
  Basic                                                       ($4.14)              ($2.53)            ($1.93)             ($2.49)
                                                   =================== ==================== ================== ===================
  Diluted                                                     ($4.14)              ($2.53)            ($1.93)             ($2.49)
                                                   =================== ==================== ================== ===================
Shares used in the calculation of net loss
  per common shareholder:
  Basic                                                       998,667              877,146            998,667             877,146
                                                   =================== ==================== ================== ===================
  Diluted                                                     998,667              877,146            998,667             877,146
                                                   =================== ==================== ================== ===================
See accompanying notes to financial statements.


                            Harvey Electronics, Inc.
                                 Balance Sheets

                                                                                        July 28, 2007       October
                                                                                         (Unaudited)        28, 2006 (1)
                                                                                       ----------------- ---------------
Assets
Current assets:
   Cash and cash equivalents                                                                 $1,169,775         $16,400
   Accounts receivable, less allowance of $70,000 and $70,000                                   296,025         716,662
   Inventories                                                                                5,678,327       6,176,644
   Prepaid expenses and other current assets                                                    482,669         247,989
                                                                                       ----------------- ---------------
Total current assets                                                                          7,626,796       7,157,695
                                                                                       ----------------- ---------------
Property and equipment:
   Leasehold improvements                                                                     4,660,438       4,618,168
   Furniture, fixtures and equipment                                                          3,140,921       3,008,798
   Internet website                                                                             511,870         461,870
                                                                                       ----------------- ---------------
                                                                                              8,313,229       8,088,836
   Less accumulated depreciation and amortization                                             5,761,553       5,325,659
                                                                                       ----------------- ---------------
                                                                                              2,551,676       2,763,177
Intangible asset-software, less accumulated amortization of $126,652 and $48,526                652,662         103,963
Goodwill                                                                                        125,000         125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                                           283,440         283,440
Other assets, less accumulated amortization of $356,850 and $319,098                            238,151       1,058,987
                                                                                       ----------------- ---------------
Total assets                                                                                $11,477,725     $11,492,262
                                                                                       ================= ===============
Liabilities and shareholders' equity
Current liabilities:
  Trade accounts payable                                                                     $3,388,522      $3,090,474
  Customer deposits                                                                           1,751,506       1,603,735
  Accrued expenses and other current liabilities                                              2,677,648       1,804,067
  Revolving line of credit facility                                                             250,000               -
  Income taxes payable                                                                           37,000          37,000
  Cumulative Preferred Stock dividends payable                                                   11,318          11,318
  Current portion of long-term debt                                                              27,891          59,247
                                                                                       ----------------- ---------------
Total current liabilities                                                                     8,143,885       6,605,841
                                                                                       ----------------- ---------------
Long-term liabilities:
  Revolving line of credit facility                                                           2,213,430       3,348,188
  Long-term debt                                                                                      -          12,715
  Deferred rent                                                                                 555,547         520,935
                                                                                       ----------------- ---------------
Total long-term liabilities                                                                   2,768,977       3,881,838
                                                                                       ----------------- ---------------
Commitments and contingencies
Shareholders' equity:
   8% Cumulative Convertible Series B Preferred Stock, par value $1,000 per share; authorized 4,350 shares; issued and outstanding 4,350 shares (aggregate liquidation preference--$4,350,000)

                                                                                              4,350,000               -
  Common Stock, par value $.01 per share; authorized 30,000,000 shares;
    issued and outstanding; 998,667-2007 and 998,771-2006 shares                                  9,987           9,988
  Additional paid-in capital                                                                  8,082,473       8,737,164
  Accumulated deficit                                                                      (11,877,597)     (7,742,569)
                                                                                       ----------------- ---------------
Total shareholders' equity                                                                      564,863       1,004,583
                                                                                       ----------------- ---------------
Total liabilities and shareholders' equity                                                  $11,477,725     $11,492,262
                                                                                       ================= ===============
(1)Derived from the audited balance sheet at October 28, 2006.
See accompanying notes to financial statements.


                            Harvey Electronics, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                                         Preferred Stock    Common Stock     Additional                  Total
                                                      ------------------- ----------------   Paid-in      Accumulated  Shareholders'
                                                      Shares      Amount   Shares   Amount   Capital       Deficit       Equity
                                                      ------- ----------- -------- -------  ------------ ------------  ------------
Balance at October 28, 2006                                -  $        -  998,771   $9,988   $ 8,737,164 $(7,742,569)   $ 1,004,583
 Net loss for the period                                   -           -        -        -             -  (3,886,457)   (3,886,457)
 Issuance of 8% Series B Preferred Stock               4,350  $4,350,000        -        -             -            -     4,350,000
 Transaction fees relating to the Private Placement        -           -        -        -   (1,158,278)            -   (1,158,278)
 Stock based compensation                                  -           -        -        -       255,237            -       255,237
 Preferred Stock dividend                                  -           -        -        -       248,571    (248,571)             -
 Fractional shares relating to reverse stock split         -           -    (104)      (1)         (221)            -         (222)
                                                      ------- ----------- -------- -------  ------------ ------------  ------------
Balance at July 28, 2007                               4,350  $4,350,000  998,667  $ 9,987   $ 8,082,473 $(11,877,597)  $   564,863
                                                      ======= =========== ======== =======  ============ ============  ============



See accompanying notes to financial statements.

                             Harvey Electronics, Inc
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        Thirty-nine          Thirty-nine
                                                                                        Weeks Ended          Weeks Ended
                                                                                       July 28, 2007        July 29, 2006
                                                                                   ---------------------- -------------------
Operating activities
Net loss                                                                                    ($3,886,457)        ($2,180,473)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                                                551,772             543,882
    Deferred tax expense                                                                               -           1,350,000
    Stock based compensation                                                                     255,237                   -
    Straight-line impact of rent escalations                                                      34,612              18,280
    Miscellaneous                                                                                  5,936               9,455
    Changes in operating assets and liabilities:
      Accounts receivable                                                                        420,637              36,857
      Inventories                                                                                498,317             593,033
      Prepaid expenses and other current assets                                                (116,542)              93,107
      Trade accounts payable                                                                     298,048           (133,339)
      Customer deposits                                                                          147,771           (125,828)
      Accrued expenses and other current liabilities and income taxes                            755,443             167,255
                                                                                   ---------------------- -------------------
Net cash (used in) provided by operating activities                                          (1,035,226)             372,229
                                                                                   ---------------------- -------------------
Investing activities
Purchases of property and equipment excluding
  Internet website development                                                                 (110,303)           (161,124)
Internet website development                                                                    (50,000)                   -
Purchases of intangible assets- software                                                       (141,794)             (9,031)
Purchases of other assets                                                                              -           (379,343)
Security deposits-net                                                                                  -               8,844
                                                                                   ---------------------- -------------------
Net cash used in investing activities                                                          (302,097)           (540,654)
                                                                                   ---------------------- -------------------
Financing activities
Borrowings from revolving credit facility                                                     26,042,072          31,195,703
Payments on revolving credit facility                                                       (26,926,830)        (30,743,006)
Proceeds from private placement                                                                4,000,000                   -
Transaction fees relating to Private Placement                                                 (515,330)           (189,904)
Fees relating to the refinancing of the credit facility                                         (65,143)                   -
Preferred Stock dividends paid                                                                         -            (50,581)
Principal payments on note payable                                                              (44,071)            (41,287)
                                                                                   ---------------------- -------------------
Net cash provided by financing activities                                                      2,490,698             170,925
                                                                                   ---------------------- -------------------
Increase in cash and cash equivalents                                                          1,153,375               2,500
Cash and cash equivalents at beginning of period                                                  16,400              16,400
                                                                                   ---------------------- -------------------
Cash and cash equivalents at end of period                                                    $1,169,775             $18,900
                                                                                   ====================== ===================
Supplemental cash flow information:
Interest paid                                                                                   $437,000            $262,000
                                                                                   ====================== ===================
Taxes paid                                                                                             -              $5,000
                                                                                   ====================== ===================
See accompanying notes to financial statements.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


1.   Basis of Presentation and Description of Business

Basis of Presentation

The Company has experienced a decline in sales and has reported significant operating losses for the thirty-nine weeks ended July 28, 2007, coupled with the significant costs associated with the abandoned acquisition of Myer-Emco. This has strained liquidity and capital resources. During this period, the Company has received significant support from its vendors and landlords in the form of extended payment terms. In August 2007, the Company completed the first closing of a private placement of Convertible Debentures where it received $4.0 million from an accredited investor (see Note 4). These funds were used to retire the Company's revolving line of credit facility with its bank, to pay related refinancing costs and additionally will be used for general working capital purposes. The Company expects to raise an additional $2.0 million from the issuance of additional Convertible Debentures in two tranches ($1.5 million expected in November 2007 and $500,000 expected in December 2007 or January
2008). The closing of the first tranche of $1.5 million of Convertible Debentures is contingent upon the Company's shareholders approving the issuance of additional shares at the Annual Meeting anticipated to be held in late October 2007, and the filing of a registration statement with the Securities and Exchange Commission ("SEC"). The closing will occur following the completion of both of these contingencies. The closing on the second tranche of $500,000 is contingent upon the registration statement being declared effective by the SEC. This additional financing is critical to the Company's operations if it is to regain profitability. Additionally, the Company expects to continue its cost reduction program for the remainder of fiscal 2007.

The Company can give no assurance that it will be able to return to profitability or perhaps even continue its operations in its present form without this additional $2.0 million in financing or additional alternative financing.

The accompanying unaudited interim financial statements of Harvey Electronics, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals and valuation allowances) considered necessary for a fair presentation have been included.

Operating results for the thirty-nine and thirteen week periods ended July 28, 2007 may not necessarily be indicative of the results that may be expected for the fifty-two weeks ending October 27, 2007. Net sales and operating results for the Company's first quarter of its fiscal year are positively affected by the holiday shopping season. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 28, 2006.

The preparation of the unaudited interim financial statements in conformity with accounting principles generally accepted in the United States requires

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


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

The Company's fiscal year ends the Saturday closest to October 31, and can consist of either a 52- or 53-week year. Fiscal 2007 and 2006 are both 52-week years. The thirty-nine and thirteen-week periods, discussed in this Form 10Q, may be referred to as nine and three month periods, respectively.

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

In addition, the Company sells extended warranty contracts for a third party provider. The profit on extended warranty sales is considered commission at the time of sale. The net amount earned on these sales, which is not material, is recorded in net equipment sales, in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."

Major components of selling general and administrative expenses include payroll related expenses, advertising expense, occupancy costs, professional fees, truck expenses, warehouse costs, distribution costs, insurance expense, depreciation expense and credit card fees. Cost of equipment sold includes inventory shrink, purchase discounts from its vendors and freight costs. The Company's computation of cost of equipment sales and gross profit may not be comparable to other

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


reporting electronics retailers as other entities may include the costs relating to warehousing and distribution networks.

2.   Private Placement - Series B Preferred Stock

In April 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), modified by an amendment dated September 8, 2006, with several institutional and other accredited investors (the "Investors") led by Trinity Investment Partners LLC ("Trinity"). The Purchase Agreement and the related transactions were approved by the Company's shareholders, at the annual meeting of shareholders on October 27, 2006 and on November 10, 2006, the Company completed this transaction. The Company received $4,000,000 from the sale (the "Private Placement") of 8% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The proceeds from the Private Placement were used to support advertising, to fund the acquisition of Myer-Emco, which was abandoned in August 2007, to fund the Company's computer conversion and to reduce the Company's credit facility with its lender.

The Series B Preferred Stock is convertible at any time into 1,553,571 shares of the Company's common stock at $2.80 per share. The Investors also received Series A seven-year warrants to purchase an aggregate of 553,573 shares of the Company's common stock, exercisable at $5.60 per share. The dividend on the Series B Preferred Stock can be paid in cash or common stock at the option of the Company and must be approved by the Company's lender. The rights, preferences and privileges of the holders of the new Series B Stock are set forth in the Company Amended and Restated Certificate of Incorporation.

There was no beneficial conversion feature identified relating to the issuance of the Series B Preferred Stock and warrants.

In connection with the Private Placement, the Company also entered into a Consulting Agreement, as amended, with Trinity. Trinity received reimbursement of $350,000 in expenses at the closing, received a Series B seven-year warrant to purchase 500,000 shares of the Company's common stock exercisable at $2.80 per share, and a Series C seven-year warrant to purchase 875,000 shares of the Company's common stock exercisable between $3.20 and $6.80 per share in ten equal tranches, with the exercise price increasing by $.40 in each tranche. Transaction expenses in connection with the Private Placement approximate $1,158,000, including the $350,000 reimbursed to Trinity.

A Registration Rights Agreement was executed by the Company and the Investors. Pursuant to this agreement, the Company registered with the SEC the 289,600 shares of common stock that are issuable upon exercise of the Series A Warrant and upon conversion of the Series B Preferred Stock. In accordance with the separate Registration Rights Agreement between the Company, Trinity, and D. Andrew Stackpole, the Company has agreed to register with the SEC the shares of common stock that are issuable upon exercise of the Series B and Series C Warrants and shares issued or issuable pursuant to the warrants relating to the Employment Agreement ("Employment Agreement") with D. Andrew Stackpole, provided that such shares will not be registered until at least six months following the effective date of the Registration Rights Agreement for the benefit of the Investors. The Registration Statement relating to the 289,600 shares became

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


effective by the SEC on May 8, 2007. There were no embedded derivatives relating to the Registration Rights Agreement.

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

At the closing of the transaction, D. Andrew Stackpole, the founder of Trinity, became the Company's new Chairman pursuant to the terms of an Employment Agreement between the Company and Mr. Stackpole. The Employment Agreement was a condition for closing of the Purchase Agreement, and provided for the payment to Mr. Stackpole of salary and bonus of up to $350,000 at the end of the twelve month period following the closing of the transaction, which will be paid in warrants to purchase the Company's common stock. For the nine months ended July 28, 2007, the Company recorded stock based compensation expense relating to its Chairman aggregating $201,000 for warrants to be issued to purchase the Company's common stock for services rendered. The Company will issue the maximum amount of 250,000 warrants to its Chairman for these services. As this is the maximum amount of warrants allowed under the Employment Agreement, no additional compensation is expected for fiscal 2007. Trinity received no additional compensation for services made available to the Company, relating to the Private Placement.

As a result of the closing of the Private Placement, the Company's current Board of Directors was replaced by a new slate of nine Directors, six of which were appointed by Trinity. This new slate of Directors, as well as the restated bylaws to provide for a staggered board of directors and limitations on the removal of such directors, were approved by the Company's shareholders at the annual meeting.

The Company's then current operating management team remained in their current positions following the transaction except the Chairman and President /Chief Executive Officer resigned their positions. In October 2006, the Company appointed a new interim Chief Executive Officer, under a contract for five months, which was then extended to seven months through May 2007, at which point the then interim CEO resigned. In connection with this transaction only, the Company's management team waived certain change of control provisions contained in their severance agreements and, for doing so, are receiving special retention bonuses of $10,000 per quarter for the next ten consecutive quarters, which began in May 2006.

The Company's certificate of incorporation was also amended and restated, as approved by the shareholders, to add the new class of Series B Preferred Stock and to increase the Company's authorized number of shares of common stock to accommodate the Private Placement.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


Furthermore, as a result of the closing of the Private Placement, the Company's utilization of its net operating loss carryforwards has been limited as a change of control has taken place pursuant to Internal Revenue Code Section 382.

3.   Abandoned Acquisition

Beginning in December 2006, the Company began negotiations with the principal shareholder of Myer-Emco, Inc., which operates 10 high-end electronics retail stores located in the Washington, D.C., Virginia and Maryland metro area. On May 7, 2007, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Myer-Emco, Inc., a privately held retailer and custom installer of higher-end audio and video products ("Myer-Emco"), and stockholders of Myer-Emco owning 86% of the equity interest in Myer-Emco (the "MEI Sellers") for the acquisition (the "Acquisition") by the Company of all of the issued and outstanding shares of capital stock of Myer-Emco (the "Shares"). The purchase price for the Shares under the Stock Purchase Agreement was to consist of $10,000,000 cash, and pay-off amounts under Myer-Emco's existing revolving credit line and other consideration of approximately $1.2 million for transaction payments and related matters.

The Company and the MEI Sellers subsequently agreed to extend the closing date for an additional 45 days to July 23, 2007. As a result of, and in consideration of this extension agreement, on June 8, 2007, the Company paid Myer-Emco and the MEI Sellers' $300,000 for legal expenses relating to the acquisition.

The Company could not secure all of the necessary financing to complete the Acquisition. As a result, on August 14, 2007, the Company and MEI Sellers entered into a termination agreement where the parties agreed not to move forward with the Acquisition.

Costs  associated  with  the  abandoned  Acquisition  aggregated   approximately
$1,192,000 and are presented separately in the Statements of Operations.

4. Refinancing of the Credit Facility With a Private Placement of Convertible Debentures

The Company's $7.5 million credit facility with Webster Business Credit Corporation ("Webster") was retired pursuant to a refinancing on August 22, 2007. On August 22, 2007, the Company completed a private placement pursuant to which it issued to YA Global Investments, LP, ("YA Global"), an accredited investor, a 12% secured convertible debenture with a principal amount of $4,000,000, and one warrant to purchase a total of 1,262,274 shares of the Company's common stock (the "Warrant") at an exercise price of $.01 per share.

Under the terms of the related Securities Purchase Agreement, YA Global agreed to purchase up to $6,000,000 of secured Convertible Debentures (the "Convertible Debentures"), which shall be convertible into shares of the Company's common stock at a conversion price of $5.60. Under certain circumstances, the Convertible Debenture holders are entitled to have their conversion price adjusted.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


As noted above, $4,000,000 of Convertible Debentures were purchased on August 22, 2007 (the "First Closing"), and YA Global further agreed to purchase an additional $1,500,000 of Convertible Debentures on the later to occur of (i) the date the Company receives shareholder approval for the issuance of the total transaction shares in excess of 19.99% of the outstanding shares of the Company's common stock and (ii) the date the registration statement (the "Registration Statement") is filed, pursuant to the Registration Rights Agreement with the SEC (the "Second Closing") and an additional $500,000 of Convertible Debentures on the date the Registration Statement is declared effective by the SEC (the "Third Closing").

The secured Convertible Debentures bear interest at a fixed rate of 12% per annum, payable on a quarterly calendar basis, and they will mature on August 22, 2010 unless previously paid. Principal payments are required on the Convertible Debentures as follows: Six monthly payments of $125,000 each, commencing on June 21, 2008 and twenty-one monthly payments of $250,000 each commencing on December 21, 2008. The first three payments of $125,000 (aggregating $375,000) and held in escrow for the benefit of YA Global. Principal payments may not be required by the Company if the Registration Statement is effective, no event of default exists, the five day consecutive trading day volume weighted average price is at or above one hundred twenty-five percent (125%) of the then effective conversion price and the average daily trading volume of the Company's common stock, as quoted by Bloomberg LP, exceeds two hundred fifty thousand (250,000) shares.

The Company has the right to redeem the outstanding amount due under the Convertible Debentures if certain defined conditions are met. The Company also has the right to force conversion of the Convertible Debentures if certain defined conditions are met.

There are certain restrictions on the holder's right to convert the Convertible Debentures, including that in no case may the holder convert the Convertible Debentures if it would result in beneficial ownership of more than 4.99% of the Company's outstanding common stock (though this provision can be waived by the holder upon 65 days prior notice).

The Company also entered into a Security Agreement and granted YA Global a first priority security interest in all of the Company's assets. The Company also agreed, among other things not to pay dividends and not to incur any additional indebtedness, as defined.

There are customary events of default under the Convertible Debentures, as defined. Additionally, there are customary financial covenants that will apply in fiscal 2008.

Under the Securities Purchase Agreement, the Company paid Yorkville Advisors, LLC, ("Yorkville"), an affiliate of YA Global, a fee equal to $320,000 (8% of the principal amount of the Convertible Debentures), and also $35,000 as a structuring fee and a $10,000 due diligence fee. Yorkville will be paid an additional 8% of the amounts to be received relating to the Second and Third Closings. A placement agent fee of $80,000 was also paid to Carlton Capital, which represents 2% of the Convertible Debentures issued at the First Closing. An additional 2% of the amounts to be received relating to the Second and Third Closings will also be paid to Carlton Capital.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


The Warrant issued to YA Global is exercisable through August 22, 2010 and the exercise price may be adjusted, as defined. As the total number of shares issued pursuant to the Warrant and the Convertible Debentures will exceed 19.99% of the Company's outstanding shares, the Company will seek shareholder approval of the transaction within 90 days of the First Closing.

As noted above, the Company entered into a Registration Rights Agreement with YA Global. As a result, the Company has an obligation to prepare and file with the SEC within 90 calendar days of the First Closing a registration statement to register 19.99% of the total number of shares of common stock underlying the Convertible Debentures and the Warrant, or 33% of the Company's outstanding shares (excluding shares issued to insiders) if the Company's shareholders have approved the transaction. The Company has an obligation to use its best efforts to have the registration statement declared effective as soon as practical but in no event later than 90 calendar days of the First Closing.

If the Company fails to meet any of the registration statement requirements, the Company will be obligated to pay liquidated damages, as defined.

The Company also entered into an Irrevocable Voting Agreement and Proxy with Yorkville and one of the Company's stockholders granting counsel to Yorkville an irrevocable proxy to vote in favor of the shareholder approval required to issue the total transaction shares.

The $4.0 million received on the First Closing was used to retire the outstanding balance on the Webster revolving credit facility ($819,000); pay certain related financing costs ($355,000); provide an escrow payment for certain professional fees ($70,000) and provide an escrow payment for the first three principal installment payments due under the Convertible Debentures
($375,000). The remaining $2,381,000 will be used by the Company for general working capital purposes.

Under the previous credit facility with Webster, the Company could borrow up to $7.5 million based on a lending formula calculated on eligible inventory and credit card receivables, less certain reserves.

The interest rate on all borrowings under the credit facility was 0.25% over Webster Bank's prime rate (8.50% at July 28, 2007). Under the credit facility, the Company paid Webster a maintenance fee of $1,000 per month and a monthly unused line fee, as defined in the credit facility.

In connection with the previous credit facility, the Company granted Webster a senior security interest in all of the Company's assets. The credit facility provided Webster with rights of acceleration upon the occurrence of certain customary events of default. The Company was restricted from paying dividends on its Common or Preferred Stock, retiring or repurchasing its Common Stock and entering into additional indebtedness (as defined).

As the Convertible Debentures replaced Webster's credit facility and will mature August 22, 2010 and do not include a subjective acceleration clause in accordance with EITF 95-22, the Company classified the balance outstanding, at July 28, 2007 ($2,213,000) under the Webster credit facility as a long-term

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


liability, except $250,000 which represented the principal amounts due in twelve months under the Convertible Debentures. This amount was classified as a current liability.

On June 18, 2007, the Company received a commitment letter with New Stream Commercial Finance, LLC ("New Stream") related to a one year $7.5 million senior secured revolving credit facility (the "Proposed New Credit Facility"). The Proposed New Stream Credit Facility was not closed by the Company and alternate financing was obtained as discussed above.

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

Accordingly, certain promotional allowances received by vendors that were previously recorded as a reduction of advertising expense are now recorded as a reduction of product costs and cost of goods sold, relating to the first nine months of fiscal 2007 if the expenditure no longer represents identifiable costs incurred by the Company to promote its products.

As a result, $958,000 of promotional allowances were reflected as a reduction of cost of goods sold in the first nine months of fiscal 2007. Amounts recorded by quarter were as follows: first quarter ($358,000), second quarter ($400,000), and third quarter ($200,000). The reduction of inventory relating to the allowances at July 28, 2007 and October 28, 2006 was $75,000 and $100,000, respectively.

The  following  represents  the  gross  amounts  of  advertising   expenditures,
cooperative advertising reimbursements and net advertising expense for the periods reported:

                                      Thirty-Nine Weeks Ended                     Thirteen Weeks Ended
                                      -----------------------                     --------------------
                                    July 28, 2007       July 29, 2006          July 28, 2007        July 29, 2006
                                    -------------       -------------          -------------        -------------
Gross Advertising
   Expenditures                     $1,281,000          $1,640,000             $219,000             $500,000
Cooperative Advertising
   Reimbursements                   (1,051,000)         (1,360,000)            (200,000)             (380,000)
Reduction of Cost of Sales              958,000                -                200,000                     -
                                    ------------------- ---------------------- -------------------- --------------
Net Advertising Expense             $1,188,000          $  280,000             $219,000             $120,000
                                    ==========          ==========             ========             ========

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


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

The following table sets forth the computation of basic and diluted loss per share for the periods presented pursuant to SFAS No. 128.

                                                          Thirty-nine Weeks Ended           Thirteen Weeks Ended
                                                    July 28, 2007     July 29, 2006    July 28, 2007     July 29, 2006
                                                    -------------     -------------    -------------     -------------
Numerator:
Net loss                                            $(3,886,457)       $(2,180,473)      $(1,837,353)      $(2,174,280)
Dividends on convertible preferred stock               (248,571)           (37,831)          (87,000)          (12,750)
                                                       ---------           --------          --------          --------
Numerator for basic loss  per share-loss
   attributable to common  shareholders              (4,135,028)        (2,218,304)       (1,924,353)       (2,187,030)
Effect of dilutive securities:
    Dividends on convertible preferred stock
                                                              -                 -                  -                  -
                                                   ----------------- ----------------- ----------------- ----------------
Numerator for diluted  loss per share -
   loss available to common shareholders
   after assumed conversion                         $(4,135,028)       $(2,218,304)      $(1,924,353)      $(2,187,030)
                                                   ----------------- ----------------- ----------------- ----------------
Denominator:
Denominator for basic  loss per share -
   weighted average shares outstanding
   during the period                                    998,667            877,146           998,667           877,146
Effect of dilutive securities:
   Stock options                                              -                  -                 -                 -
   Convertible preferred stock                                -                  -                 -                 -
                                                   ----------------- ----------------- ----------------- ----------------
Denominator for diluted  loss per share -
   adjusted weighted average shares and
   assumed conversions                                  998,667            877,146           998,667           877,146
                                                        =======            =======           =======           =======
Basic net loss  per share                                   $(4.14)           $(2.53)           $(1.93)           $(2.49)
                                                            =======           =======           =======           =======
Diluted net loss per share                                  $(4.14)           $(2.53)           $(1.93)           $(2.49)
                                                            =======           =======           =======           =======

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


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

For the nine months ended July 28, 2007 and July 29, 2006, no income tax provision was necessary due to the net losses. In the third quarter ended July 29, 2006, the Company provided a full valuation allowance against previously recorded net deferred tax assets. In accordance with SFAS 109, "Accounting for Income Taxes", this valuation allowance was necessary because the Company reported losses for its last three fiscal years, which created a degree of uncertainly regarding the future realization of such net deferred tax assets. As a result, the Company recorded a deferred tax expense of $1,350,000 in its third quarter ended July 29, 2006.

In the nine months ended July 28, 2007 and July 29, 2006, the Company provided no income tax benefit against current operating losses because of uncertainty regarding their future realization.

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

In the second and third quarters of fiscal 2007, the Company performed the necessary goodwill impairment analysis. After completion, this valuation found no impairment of the Company's goodwill and other intangible asset, reorganization value in excess of amounts allocable to identifiable assets. Goodwill and this other intangible asset are tested annually, or earlier if impairment indicators are present, to identify if impairment has occurred.

9.   Share Based Compensation

The Company's Board of Directors and shareholders approved by the Harvey Electronics, Inc. Stock Option Plan ("Stock Option Plan") in fiscal 1998. The Stock Option Plan provides for the granting of up to 250,000 shares of incentive and non-qualified Common Stock options and stock appreciation rights to directors, officers and employees. At July 28, 2007 the Company had incentive stock options outstanding under the Stock Option Plan aggregating 221,150 options. All outstanding options are vested.

In the third quarter of fiscal 2007, the Company also granted 100,000 free-standing non-qualified stock options to its new Interim Chief Executive Officer at an excise price of $4.00 per share. These options are exercisable through May 31, 2008 (see Note 12). In the second quarter of fiscal 2007, the Company granted 62,500 incentive stock options, which were all exercisable to its previous Interim Chief Executive Officer at an exercise price of $4.00 per share. In the third quarter, the Company granted an additional 12,500 incentive

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


stock options to its previous Interim Chief Executive Officer at an exercisable price of $4.00 per share.

These options were granted by the Company's Compensation and Stock Option Committee and are exercisable at between three and ten years from the date of grant. No stock options had been granted from fiscal 2002 to January 27, 2007.

A summary of stock option transactions is as follows for the nine months ended July 28, 2007:

                                                        Weighted
                                                         Average             Weighted Average
                                                      Exercise Price           Remaining              Aggregate
                                 Number of Shares      Per Share             Contract Term            Intrinsic Value
                                ------------------- ---------------------- ----------------------- -------------------
Options outstanding at
October 28, 2006                     205,525               $5.732                   4.02                   -
Options granted                      175,000                4.00                    3.00                   -
Exercised                               -                     -                      -                     -
Canceled                             (59,375)               3.11                     -                     -
                                ------------------- ---------------------- ----------------------- -------------------
Options outstanding
   at July 28, 2007                  321,150                $5.09                   2.94                   -
                                =================== ====================== ======================= ===================
Options exercisable
   at July 28, 2007                  221,150                $5.09                   2.02                   -
                                =================== ====================== ======================= ===================

The Company follows the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS 123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes.

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

The revised Statement required entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The adoption of this pronouncement had no impact on the Company's financial position or results of operations prior to the second quarter of fiscal 2007 as no stock options were granted, and no previously issued stock options vested in fiscal 2005 or fiscal 2006. In the second and third quarters of fiscal 2007, the fair value of the 75,000 stock option granted, which fully vested on the date of grant, aggregated $30,000 and were charged to compensation expense with a corresponding credit to additional paid-in capital. In the third quarter of fiscal 2007, the fair value of the 100,000 stock options granted, which vest over a period of twelve months from

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)



the date of the grant, aggregated $8,000 as vested through July 28, 2007, and were charged to compensation expense and a corresponding credit to additional paid-in capital.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 157 and does not believe it will have a material impact on its consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 and does not believe it will have a material impact on its consolidated financial statements upon adoption.

11.  Reverse Stock Split

The Company's shareholders, at the annual meeting, approved a reverse stock split of its common stock at an exchange ratio of 1 for 4. The reverse stock split was completed November 10, 2006.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


12.  Other

Effective September 22, 2006, the Company engaged a consultant under a month-to-month consulting services agreement. The consulting services agreement called for a weekly fee of $5,765 plus expenses. Total fees paid to the consultant in the first quarter of fiscal 2007 aggregated $36,000. Following the termination of the Company's President and Chief Executive Officer, the consultant was named Interim Chief Executive Officer ("Interim CEO") of the Company.

On December 19, 2006, the Company entered into an employment agreement with the Interim CEO. The terms of the employment agreement continued through January 31, 2007, with one month extension periods for three months, to April 2007, at the Company's option all of which have been exercised. Subsequently it was agreed to extend the contract to May 31, 2007. The Interim CEO received a salary of $21,500 a month plus expenses in accordance with the employment agreement.

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

On June 5, 2007, the Company's Interim CEO completed his contract with the Company and was replaced by the Company's former Chairman of the Board. The Company's new Interim Chief Executive Officer ("New Interim CEO") will also serve on an interim basis for six-months expiring November 30, 2007, with six, one-month extensions at the option of the Company. The New Interim CEO is receiving a salary of $25,000 a month. $20,000 of such monthly amount will be payable in cash and the remainder will accrue. The total balance accrued and not paid will be paid in twelve-equal installments following the termination of the New Interim CEO's employment agreement.

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

13.  Inventories

Inventories   have  been  valued  at  average  cost,  based  upon  gross  profit percentages applied to sales.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


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

Thirty-Nine and Thirteen Weeks Ended July 28, 2007 as Compared to Thirty-Nine and Thirteen Weeks Ended July 29, 2006.

Net Loss. The Company's pre-tax loss for the thirty-nine weeks ended July 28, 2007 was $3,886,000 as compared to a pre-tax loss of $830,000 for the same period last year. The Company's net loss for the thirty-nine weeks ended July 28, 2007 was $3,886,000 as compared to a net loss of $2,180,000 for the same period last year.

The Company reported a pre-tax loss of $1,837,000 for its third quarter ended July 28, 2007, as compared to a pre-tax loss of $824,000 for the same quarter last year. The net loss for the third quarter of fiscal 2007 was $1,837,000 as compared to a net loss of $2,174,000 for the same quarter last year.

The Company's net loss for the nine and three months ended July 28, 2007, as well as the third quarter ended July 29, 2006, was due primarily from reduced comparable store sales, as discussed below. Management believes that reduced advertising expenditures during these periods also negatively impacted net sales and store profitability.

It should be noted that in the third quarter of fiscal 2007, the Company recorded to expense approximately $1,192,000 of costs relating to the abandoned acquisition of Myer-Emco. Without this charge to expense, the net loss for the third quarter would have been approximately $645,000.

The nine months and third quarter net loss for fiscal 2006 included a $1,350,000 non-cash deferred tax expense. This related to the full valuation allowance recorded on the Company's net deferred tax assets, as there is uncertainly regarding the future utilization of such assets. Without this deferred tax expense, the net loss for the nine months and third quarter of fiscal 2006 would have been approximately $830,000 and $824,000, respectively.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


For the nine and three month periods ended July 28, 2007, stock based, non-cash, compensation relating to the Company's Chairman, it's Interim CEOs and certain directors aggregated $255,000 and $43,000, respectively.

Additionally, in the third quarter of fiscal 2007, the Company recorded additional fees aggregating approximately $80,000 relating to its revolving line of credit facility which were classified as interest expense for this period.

The Company believes the non-GAAP measurement of earnings (losses) before interest, taxes, depreciation and amortization ("EBITDA") is an important operational measure. Depreciation and amortization have historically been significant in relation to net income or net loss. The Company's depreciation and amortization expense, as is interest expense from its line of credit, primarily relates to the Company's retail stores and expansion of its retail stores. The Company's income tax equivalent provisions or deferred tax expense have also had a significant impact on earnings, but have primarily not required the use of the Company's cash, due to the reporting requirements of Fresh Start Accounting.

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

The following is a reconciliation of the Company's net loss to the non-GAAP measure of EBITDA:

                                                 Thirty-nine Weeks  Ended                Thirteen Weeks Ended
                                            July 28, 2007     July 29, 2006       July 28, 2007       July 29, 2006
                                            -------------     -------------       -------------       -------------
Net loss                                     $(3,886,000)      $(2,180,000)        $(1,837,000)       $(2,174,000)

Add back:
Interest expense                                  434,000           273,000             190,000            101,000
Income tax expense                                      -         1,350,000                   -          1,350,000
Depreciation and amortization                     552,000           544,000             175,000            181,000
                                                  -------           -------             -------            -------
EBITDA                                       $(2,900,000)         $(13,000)        $(1,472,000)           $542,000
                                             ============         =========        ============           ========


The Company's net loss for the first nine months of fiscal 2007 and 2006 included net advertising expense of $1,188,000 and $280,000, respectively. The Company's net loss for the third quarter of fiscal 2007, and 2006 included net advertising expense of $219,000 and $120,000, respectively.

The Company's advertising expenditures for the first nine months of fiscal 2007 decreased by 22% to approximately $1,281,000 as compared to $1,640,000 for the

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


same period last year. Advertising expenditures for the third quarter of fiscal 2007 decreased by 56.6% to $219,000 as compared to $500,000 for the same quarter last year.

Additionally, as the Company's overall sales declined for the first nine months of fiscal 2007, from the same period last year, the Company expects to realize less cooperative advertising support from its vendors.

In the fourth quarter of fiscal 2006, the Company initiated a change in its advertising campaign which was modified to reflect current market conditions, customer needs and service demands. The new marketing strategy was designed to better promote the Harvey brand and its installation and home integration offerings.

Accordingly, certain promotional allowances received by vendors that were previously recorded as a reduction of advertising expense are now recorded as a reduction of product costs if the expenditure no longer represents identifiable costs incurred by the Company to promote its products.

As a result, $958,000 of promotional allowances were reflected as a reduction of cost of goods sold in the first nine months of fiscal 2007 for promotional allowances ($358,000 in the first quarter, $400,000 in the second quarter and $200,000 in the third quarter). The related reduction of inventory at July 28, 2007 and October 28, 2006 was $75,000 and $100,000, respectively.

For the first nine months of fiscal 2007 and 2006, no income tax provision was required due to the reported net losses.

In the third quarter ended July 29, 2006, the Company provided a full valuation allowance against previously recorded net deferred tax assets. In accordance with SFAS 109, "Accounting For Income Taxes", this valuation allowance was necessary because the Company reported losses for its last three fiscal years, which created a degree of uncertainly regarding the future realization of such net deferred tax assets. As a result the Company recorded a deferred tax expense of $1,350,000 in its third quarter ended July 29, 2006.

Revenues. For the nine months ended July 28, 2007, net sales aggregated $22,554,000, a decrease of $6.0 million or 21% from the same period last year. Comparable store sales for this period declined by the same amount.

For the third quarter of fiscal 2007, net and comparable store sales aggregated $6,507,000, a decrease of $1.1 million or 14.7% from the same quarter last year.

During the first nine months and third quarter of fiscal 2007, the Company has experienced a decline in its audio and video sales. While the Company's labor income and custom installation business remained strong, retail store traffic and retail sales declined in the first nine months and third quarter of fiscal 2007.

During the first nine months of fiscal 2007, and particularly during the holiday shopping season, the consumer electronics industry experienced frenzied price

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


promotions (reductions) on the prices of flat panel televisions by the mass merchants, and from existing competing video vendors together with new retailers entering the category. As a result, the Company's overall flat panel sales in dollars decreased by 32.1% and unit sales declined by 22%. The Company experienced further price compression on flat panel televisions of 16% for the first nine months of fiscal 2007.

The Company's overall video business ($8.1 million) declined 32.1% in the first nine months of fiscal 2007 as compared to the same period last year. Video sales represented 35.8% of gross sales for this period, compared to 41.4% for the same period last year. Video sales ($2.0 million), for the third quarter of fiscal 2007, declined 29.5% as compared to the same quarter last year and represented 31% of gross sales as compared to 44% of gross sales for the same quarter last year. The Company's higher margin audio sales ($11.6 million) have decreased 15.2% for the first nine months of fiscal 2007 as compared to the same period last year and represented 51.1% of gross sales, as compared to 47.4% of gross sales for the same period last year. Audio sales ($3.6 million) for the third quarter of fiscal 2007 have declined 8.1% from the same quarter last year and represented 54.4% of gross sales, as compared to 59.1% of gross sales for the same quarter last year. Audio sales were negatively impacted by reduced audio components, systems, radio and portables, furniture and were offset somewhat by increased audio accessories.

The Company's higher margin labor revenue ($3.0) decreased 8% in the first nine months of fiscal 2007, as compared to the same period last year, and represented approximately 13.1% of gross sales as compared to 11.2% of gross sales for the same period last year. For the third quarter of fiscal 2007, labor revenue was $954,000 an increase of 1.4% from the same quarter last year and represented 14.5% of gross sales as compared to 14.3% of gross sales for the same quarter last year. The Company expects to increase the promotion of these profitable service offerings and of new technologies requiring the Company's installation services in fiscal 2007. This should improve labor revenues for the remainder of fiscal 2007.

The Company believes it continues to benefit from the strong demand for its custom installation services. Additionally, despite increased competition and a decline in retail store traffic, customer demand continues for digital video products including larger plasma flat screen, LCD flat panel, high-definition televisions, integrated remote controls and related custom home installations. Custom installation projects continue to increase, as a percentage of gross sales and accounted for approximately 75% of gross sales for the first nine months of fiscal 2007, as compared to approximately 64% of gross sales for the same period last year. Overall custom installation sales, including both equipment sales and labor revenue declined 7.7% and aggregated $17.1 million for the first nine months of fiscal 2007, as compared to $18.5 million for the same period last year. The Company's custom installation services yield higher gross profit margins and stronger net profitability, as compared to normal retail store sales.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


integration of all electronics, lighting, security and networking within the home. These offerings should continue to benefit sales, enhance gross margins and improve overall store profitability.

The Company believes it can expand its service niche in offering custom labor and other accessories for both Harvey customers and customers that have purchased products elsewhere, specifically on the internet or from mass merchants. Harvey offers a 48-hour response time to address customer needs at an additional labor cost. Additionally, the Company has an agreement with Cablevision offering and installing their high speed cable modems and digital cable boxes in conjunction with our installation services to Cablevision's iO digital cable customers. The Company is also working with Time Warner and Patriot Media and Communications in offering similar services.

Net sales and customer orders for the newest Harvey retail store located in Bridgewater, New Jersey have been encouraging. The Company believes that this store, opened June 2005, will take some time to mature as its sales have significantly come from new home construction and custom installations which take time to cultivate and complete. The new Bridgewater store contributed net cash flow in fiscal 2006 and has achieved store profitability and positive cash flow in the first nine months of fiscal 2007.

In the third quarter of fiscal 2007, all of the Company's stores in the chain declined. Comparable store sales and net store profitability were negatively impacted by poor results from the Company's Midtown Manhattan, Paramus, New Jersey and Greenvale, Long Island stores.

For the nine months ended July 28, 2007, all of the Company's retail locations experienced declining comparable store sales and reduced store profitability, except the Company's Bang & Olufsen branded store in Manhattan, which experienced increased profitability.

The Company's marketing efforts have been in transition since the end of fiscal 2005, and the Company has changed its advertising agency twice and has been very dissatisfied with recent advertising campaigns and resulting sales. In June 2007, the Company re-engaged Harrison, Leifer and DiMarco ("HLD"), the advertising agency that was very successful in cultivating the Company's brand and increasing its sales volume from 1998-2005. The Company's Management Team is very excited about working again with HLD to better promote the Company's brand, products and service offerings. Additionally, the Company recently conducted consumer focus groups, which should help develop an appropriate campaign.

The Company expects to continue to emphasize on-line internet marketing techniques, including keyword searches, as results from these on-line efforts have been encouraging in the last nine months. Advertising efforts are expected to include radio, newspaper, direct mail, internet keyword searches and e-mail broadcasts, as well as the continued promotion of the Company's website, www.harveyonline.com, and potentially adding other marketing mediums. The Company expects to revamp its website soon to enhance product and technology content to drive customer leads to the Company.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


Furthermore, in fiscal 2007, the Company also will endeavor to put additional efforts and resources into its important customer relations management (CRM) initiatives. Due to the early success of internet keyword searches, the Company will be more aggressive with this medium to prospective and existing customers in fiscal 2007.

Costs and Expenses. Total cost of sales for the nine months ended July 28, 2007 decreased 28.2% to $12,032,000 as compared to the same period last year. Total cost of sales for the third quarter of fiscal 2007 decreased 22.9% to $3,391,000, as compared to the same quarter last year. The decline in cost of sales was due primarily to the overall decrease in net sales, as noted above.

In the fourth quarter of fiscal 2006, the Company initiated a change in accounting for advertising as discussed above. As a result, $958,000 of promotional allowances were reflected as a reduction of cost of equipment sales in the first nine months of fiscal 2007 for promotional allowances. This adjustment in the Company's first nine months, decreased cost of equipment sales and improved the reported gross margin.

The gross profit margin for the first nine months of fiscal 2007 increased to 46.7% from 41.3% for the same period last year. The gross profit margin for the third quarter of fiscal 2007 increased to 47.9% from 42.3% for the same quarter last year. The increase in the gross profit margin was primarily due to the promotional allowances discussed above ($958,000 for the first nine months and $200,000 for the third quarter). Excluding this adjustment, the gross margin for the nine and three months ended July 28, 2007 was approximately 42.4% and 44.8%, respectively.

Improved gross margins on audio components, labor revenue, cable, wire, furniture and audio and video accessories sales helped to offset the decline in video margins and improve the Company's overall gross profit margin for the first nine months of fiscal 2007.

The Company's total cost of sales also includes freight costs, purchase discounts from its vendors and inventory shrink. The Company's gross profit margin may not be comparable to other reporting electronics retailers as other entities may include the costs relating to their warehousing and distribution networks. Warehouse and distribution network costs for the first nine months of fiscal 2007 and 2006 approximated $390,000 and $444,000, respectively. Warehouse and distribution costs for the third quarter of fiscal 2007 and 2006 approximated $128,000 and $130,000, respectively. These costs are included in SG&A expenses.

Selling, general and administrative ("SG&A") expenses for the first nine months of fiscal 2007 increased by 4% to $12,871,000 as compared to the same period last year. SG&A for the third quarter of fiscal 2007 decreased by 9.1% to $3,596,000 as compared to the same quarter last year.

While net advertising expense has increased, gross advertising expenditures have declined for the three and nine months of the current fiscal year as compared to the prior year. Gross advertising expenditures for nine months totaled $ 1,281,000 a decline of nearly $359,000 or approximately 22% from the $1,640,000 spent in the same period last year. For the three months ended July 2007, gross advertising expenditures were $219,000, a decline of $281,000 or approximately 56.2% from the $500,000 spent for the same period last year. Net advertising expense for the first nine months of fiscal 2007, which is included in SG&A

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


expenses in the Company's Statements of Operations increased to $1,188,000 from $280,000 for the same period last year. Net advertising expense for the third quarter of fiscal 2007 increased to $219,000 from $120,000 for the same quarter last year. This increase was primarily related to certain promotional allowances received from vendors that were previously recorded as a reduction of advertising expense, now recorded as a reduction of cost of goods sold and inventory. Additionally, the increase was due to a decline in cooperative advertising support from the Company's vendors.

SG&A expenses for the nine months ended July 28, 2007, increased primarily from additional advertising expense, insurance, professional fees, other selling expenses and travel costs, and was offset by reduced payroll and payroll related expenses, truck costs, occupancy costs, depreciation and credit card fees.

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

Interest expense increased by approximately $161,000 or 58.8% for the first nine months of fiscal 2007 as compared to the same period last year. Interest expense for the third quarter of fiscal 2007 increased $88,000 or 87.3% as compared to the same quarter last year. This was primarily due to increased borrowings and higher interest rates as well as additional costs and fees associated with the revolving line of credit facility. Additionally, the credit facility was used to fund current operating losses, expenditures for computer equipment, software payments, development work relating to the replacement of its legacy computer system and professional fees relating to the abandoned Myer-Emco acquisition. The new computer system was launched in November 2006.

For the first nine months of fiscal 2007 and 2006, no income tax provision was necessary due to net losses.

Liquidity and Capital Resources

At July 28, 2007 and October 28, 2006, the Company's ratio of current assets to current liabilities was .94 and 1.08, respectively.

The current ratio at July 28, 2007 was positively impacted by the cash received from the Private Placement and the increase in prepaid expenses and other current assets and was negatively impacted by the Company's net loss, the decline in accounts receivable and increase in trade accounts payable, accrued expenses and customer deposits and the short-term portion of the revolving credit facility.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


Net cash used by operating activities for the first nine months of fiscal 2007 was $1,035,000 as compared to cash provided by operating activities of $372,000 for the same period last year. For the first nine months of fiscal 2007, the Company reported a net loss of $3,886,000 as compared to a net loss of $2,180,000 for the same period last year. In the first nine months of fiscal 2007, the Company also reported a decrease in accounts receivable and inventory and an increase in trade accounts payable, customer deposits and accrued expenses. This compared to cash provided from operations in the same period last year, a decrease in inventory, trade accounts payable, customer deposits and an increase in accrued expenses.

Net cash used in investing activities for the first nine months of fiscal 2007 was $302,000 as compared to $541,000 for the same period last year. Net cash used in investing activities included the purchase of equipment, software and additional development work aggregating $302,000 relating to the Company's replacement of its legacy computer system. For the same period last year, the Company incurred $170,000 relating to equipment and software purchases and $379,000 relating to the Company's computer conversion.

Net cash provided by financing activities for the first nine months of fiscal 2007 was $2,491,000 as compared to net cash provided of $171,000 for the same quarter last year. Financing activities included the receipt of $4.0 million from the Private Placement, offset by related fees. Financing activities also included net borrowings of $885,000 from the Company's credit facility. Principal payments on notes payable aggregated $44,000 for the first nine months of fiscal 2007 as compared to $41,000 for the same period last year. For the first nine months of fiscal 2006, the Company also made preferred stock dividend payments of $51,000 had net borrowings on the credit facility of $453,000 and incurred costs related to the Private Placement of $190,000.

As fully described in Note 4 to the financial statements, in August 2007, the Company completed the first closing of a private placement of Convertible Debentures where it received $4.0 million from an accredited investor. These funds were used to retire the Company's revolving line of credit facility with Webster, to pay related refinancing costs and additionally for general working capital purposes. The Company expects to raise an additional $2.0 million from the issuance of additional Convertible Debentures in two tranches ($1.5 million expected in November 2007 and $500,000 expected in December 2007 or January
2008). The closing of the first tranche of $1.5 million of Convertible Debentures is contingent upon the Company's shareholders approving the issuance of additional shares at the Annual Meeting anticipated to be held in October 2007, and the filing of a registration statement with the SEC. The closing will occur on following the completion of both of these contingencies. The closing on the second tranche of $500,000 is contingent upon the registration statement being declared effective by the SEC. The initial $4.0 million in financing, received by the Company in August 2007 provided significant liquidity.

The secured Convertible Debentures bears interest at a fixed rate of 12% per annum, payable on a calendar quarterly basis, and they will mature on August 22, 2010 unless previously paid. Principal payments are required on the Convertible Debentures as follows: Six monthly payments $125,000 each, commencing on June 21, 2008 and twenty-one monthly payments of $250,000 each commencing on December

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


21, 2008. The first three payments of $125,000 (aggregating $375,000) and held in escrow for the benefit of YA Global.

The Company has the right to redeem the outstanding amount due under the Convertible Debentures if certain defined conditions are met. The Company also has the right to force conversion of the Convertible Debentures if certain defined conditions are met.

The Company also entered into a Security Agreement and granted YA Global a first priority security interest in all of the Company's assets. The Company also agreed, among other things not to pay dividends and not to incur any additional indebtedness, as defined.

There are customary events of default under the Convertible Debentures, as defined. Additionally, there are customary financial covenants that will apply in fiscal 2008.

As noted above, the Company entered into a Registration Rights Agreement with YA Global. As a result, the Company has an obligation to prepare and file with the SEC within 90 calendar days of the First Closing a registration statement if the Company's shareholders have approved the transaction. The Company has an obligation to use its best efforts to have the registration statement declared effective as soon as practical but in no event later than 90 calendar days of the First Closing. If the Company fails to meet any of the registration statement requirements, the Company will be obligated to pay liquidated damages, as defined.

Under the previous credit facility with Webster, the Company could borrow up to $7.5 million based on a lending formula calculated on eligible inventory and credit card receivables less certain reserves. It should be noted that the Company's availability under the Webster facility never approached the $7.5 million limit and that the balance owed to Webster was approximately $820,000 when the credit facility was repaid in August 2007.

The Convertible Debentures that replaced the Webster credit facility in August 2007 expires in August 2010, and does not include a subjective acceleration clause. In accordance with EITF 95-22, the Company classified the balance outstanding, at July 28, 2007 ($2,213,000) under the Webster credit facility as a long-term liability, except $250,000 which represented the principal payments due in twelve (12) months relating to the Convertible Debentures. This amount was classified as a current liability.

As is more fully described in Note 2 to the financial statements, the Company entered into a Securities Purchase Agreement with several institutional and other accredited investors. On November 10, 2006, the Company completed the Private Placement and the Company received $4,000,000 ($3,430,000 net of closing costs) from the sale of a new 8% Series B Convertible Preferred Stock. These funds were used to support advertising, to fund the costs associated with the Myer-Emco acquisition that was subsequently abandoned, to fund the costs relating to the Company's computer conversion and to reduce the Webster credit facility.

The Company replaced its existing computer system in November 2006. The project cost is estimated at $750,000 - $800,000. At July 28, 2007, the unpaid costs to

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


complete the project are estimated at $50,000 - $75,000. These costs will be financed using the funds available from the issuance of the Convertible Debentures.

The Company intends to increase its advertising expenditure for the remainder of fiscal 2007, primarily with print, radio, direct mail, keyword searches and e-mail broadcasts. Advertising expenditures will be financed using funds available from the issuance of the Convertible Debentures.

The Company's website gives its customers access to one of Harvey's upscale retail showrooms or offers its customers a private, in-home consultation through the convenience of the Internet. The Company is expected to replace its website in fiscal 2007 at an estimated cost of between $80,000 - $100,000. Remaining amounts due relating to the replacement of the website approximates $50,000 and will be financed using funds available from the issuance of the Convertible Debentures.

In July 2003, the Company received a notice and information request from the Pennsylvania Department of Environmental Protection ("PADEP"). See Part II, Legal Matters, for details on this matter.

The Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2007 to meet its compliance requirements for the fiscal year ending 2008. Management believes that normal and customary expenses related to implementation of the required current provisions of the Act may be in the range of $200,000 - $250,000 for fiscal 2008.

As fully disclosed in Note 11 to the financial statements, the Company's shareholders, at the annual meeting, approved a reverse stock split of its common stock at an exchange ratio of 1 for 4. The reverse stock split was completed November 10, 2006.

The Company has experienced a decline in sales and has reported significant operating losses for the thirty nine weeks ended July 28, 2007. This coupled with the significant costs associated with the abandoned acquisition of Myer-Emco, has strained liquidity and capital resources. During this period, the Company has received significant support from its vendors and landlords in the form of extended payment terms. In August 2007, the Company completed the first closing of a private placement of $4.0 million in Convertible Debentures. These funds were used to retire the Company's revolving line of credit facility with its bank, to pay related refinancing costs and, additionally, are being used for general working capital purposes. The Company expects to raise an additional $2.0 million from the issuance of additional Convertible Debentures in two tranches ($1.5 million expected in November 2007 and $500,000 expected in December 2007 or January 2008). The closing of the first tranche of $1.5 million of Convertible Debentures is contingent upon the Company's shareholders approving the issuance of additional shares at the Annual Meeting anticipated to be held in October 2007, and the filing of a registration statement with the
SEC. The closing will occur on following the completion of both of these contingencies. The closing on the second trance of $500,000 is contingent upon the registration statement being declared effective by the SEC. This additional financing is critical to the Company's operations if it is to regain profitability.

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


The Company can give no assurance that it will be able to return to profitability or perhaps even continue its operations in its present form without this additional $2.0 million in financing or alternative additional financing.

Management believes that cash on hand, cash available from the successful Private Placement, cash flow from operations and funds made available through the issuance of the $4.0 Convertible Debentures and the funds to be received from the additional issuance of $2.0 in Convertible Debentures, will be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.

The Company has no off-balance sheet arrangements as of July 28, 2007.

The Company's business is subject to seasonal variations. Historically, the Company has realized a slight increase in its total revenue and a majority of its net income for the year during the first fiscal quarter. Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have an adverse effect on the Company's revenues and its ability to generate a profit. The Company's quarterly results of operations may also fluctuate significantly due to a number of factors, including acquisitions and unexpected changes in volume-related rebates or changes in cooperative advertising policies from manufacturers. In addition, operating results may be negatively affected by increases in merchandise costs, price changes in response to competitive factors and unfavorable local, regional or national economic developments that result in reduced consumer spending.

Management does not believe that inflation in the general economy has had a material adverse effect on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure with regard to financial instruments are the changes in interest rates. The Convertible Debentures bear interest at a fixed rate of 12%. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. The Company estimates that a hypothetical 10% adverse change in interest rates would not materially affect the consolidated operating results of the Company.

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Interim Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (July 28, 2007), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


                           PART II. OTHER INFORMATION:

Items 2, 3, 4 and 5 were not applicable in the quarter ended July 28, 2007.

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

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)


insurance policies provide coverage for this matter is not known. At this time, it is impossible for the Company to determine the outcome or cost to the Company on this matter.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 28, 2006.

Item 6. Exhibits

Exhibit Number                Description
--------------                -----------
Exhibit 31.1......            Certification - Interim Chief Executive Officer
Exhibit 31.2......            Certification - Chief Financial Officer
Exhibit 32.1......            Certification - Interim Chief Executive Officer
Exhibit 32.2......            Certification - Chief Financial Officer

                            Harvey Electronics, Inc.
                          Notes to Financial Statements
                                  July 28, 2007
                                   (Unaudited)



Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 17, 2007.

                             Harvey Electronics, Inc.

                             By:/s/Michael E. Recca
                                ---------------------------------
                                Michael E. Recca
                                Interim Chief Executive Officer

                             By:/s/Joseph J. Calabrese
                                ---------------------------------
                                Joseph J. Calabrese
                                Executive Vice President, Chief Financial
                                Officer, Treasurer & Secretary