Form 10-Q/A
period 2007-07-28
HARVEY ELECTRONICS INC
filed 2007-11-27
CIK 46043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-QA

(Mark One)
[X] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JULY 28, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to  ____________.

               COMMISSION FILE NUMBER            1-4626
                                                 ------

                            HARVEY ELECTRONICS, INC.
                            ------------------------
     (Exact name of small business registrant as specified in its charter)

              NEW YORK                                13-1534671
              --------------------------------------------------
  (State of other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

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

As of November 26, 2007, 998,667 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            Harvey Electronics, Inc.

                                   FORM 10-QA

                                      INDEX


PART I.   Financial Information

Item 1.   Financial Statements:                                         Page No.

          Statements of Operations (Unaudited) - Thirty-nine and
          Thirteen Weeks Ended July 28, 2007 and July 29, 2006.................3

          Balance Sheets - July 28, 2007 (Unaudited) and October 28, 2006......4

          Statement of Shareholders' Equity (Unaudited) - Thirty-nine Weeks
          Ended July 28, 2007..................................................5

          Statements of Cash Flows (Unaudited) - Thirty-nine Weeks Ended
          July 28, 2007 and July 29, 2006......................................6

          Notes to Financial Statements (Unaudited)............................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................20

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk................................................................30

Item 4.   Disclosure Controls and Procedures..................................30

PART II.  Other Information

Item 1.   Legal Matters.......................................................32

Item 1A.  Risk Factors........................................................33

Item 6.   Exhibits............................................................33

Signatures....................................................................34

Exhibit Number 31.1
Exhibit Number 31.2
Exhibit Number 32.1
Exhibit Number 32.2


                                                  Harvey Electronics, Inc.
                                                  Statements Of Operations
                                                        (Unaudited)

                                                 THIRTY-NINE    Thirty-nine           THIRTEEN            Thirteen
                                                 WEEKS ENDED    Weeks Ended         WEEKS ENDED          Weeks Ended
                                                JULY 28, 2007  July 29, 2006       JULY 28, 2007        July 29, 2006
                                                                                   (AS RESTATED)
                                              ------------------------------------------------------------------------
Net equipment sales                               $19,577,196   $25,320,805          $5,552,906           $6,682,742
Net labor sales                                     2,976,515     3,234,233             953,861              941,113
                                              ------------------------------------------------------------------------
                                                   22,553,711    28,555,038           6,506,767            7,623,855
                                              ------------------------------------------------------------------------
Cost of equipment sales                            11,210,389    15,843,194           3,115,253            4,102,616
Cost of labor sales                                   821,410       916,991             276,166              296,984
Selling, general and administrative expenses       12,871,173    12,379,080           4,004,159            3,957,521
Costs relating to abandoned acquisition             1,191,981             -           1,191,981                    -
Interest expense                                      433,839       273,175             189,840              101,379
Interest and other income                             (88,624)      (26,929)            (24,839)             (10,365)
                                              ------------------------------------------------------------------------
                                                   26,440,168    29,385,511           8,752,560            8,448,135
                                              ------------------------------------------------------------------------
Loss before income tax expense                     (3,886,457)     (830,473)         (2,245,793)            (824,280)
Income tax expense                                          -     1,350,000                   -            1,350,000
                                              ------------------------------------------------------------------------
Net loss                                           (3,886,457)   (2,180,473)         (2,245,793)          (2,174,280)

Preferred Stock dividend requirement                  248,571        37,831              87,000               12,750
                                              ------------------------------------------------------------------------
Net loss applicable to common shareholders        ($4,135,028)  ($2,218,304)        ($2,332,793)         ($2,187,030)
                                              ========================================================================
Net loss per share applicable to
  common shareholders:
  Basic                                                ($4.14)       ($2.53)             ($2.34)              ($2.49)
                                              ========================================================================
  Diluted                                              ($4.14)       ($2.53)             ($2.34)              ($2.49)
                                              ========================================================================
Shares used in the calculation of net loss
   per common shareholder:
  Basic                                               998,667       877,146             998,667              877,146
                                              ========================================================================
  Diluted                                             998,667       877,146             998,667              877,146
                                              ========================================================================

See accompanying notes to financial statements.

                                                             3

                                                      Harvey Electronics, Inc.
                                                           Balance Sheets
                                                                                        JULY 28, 2007   October  28,
                                                                                         (UNAUDITED)      2006(1)
                                                                                        -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                             $1,169,775      $16,400
   Accounts receivable, less allowance of $70,000 and $70,000                               296,025      716,662
   Inventories                                                                            5,678,327    6,176,644
   Prepaid expenses and other current assets                                                482,669      247,989
                                                                                       --------------------------
Total current assets                                                                      7,626,796    7,157,695
                                                                                       --------------------------
Property and equipment:
   Leasehold improvements                                                                 4,660,438    4,618,168
   Furniture, fixtures and equipment                                                      3,140,921    3,008,798
   Internet website                                                                         511,870      461,870
                                                                                       --------------------------
                                                                                          8,313,229    8,088,836
   Less accumulated depreciation and amortization                                         5,761,553    5,325,659
                                                                                       --------------------------
                                                                                          2,551,676    2,763,177
Intangible asset-software, less accumulated amortization of $126,652 and $48,526            652,662      103,963
Goodwill                                                                                    125,000      125,000
Reorganization value in excess of amounts allocable to
  identifiable assets                                                                       283,440      283,440
Other assets, less accumulated amortization of $356,850 and $319,098                        238,151    1,058,987
                                                                                       --------------------------
Total assets                                                                            $11,477,725  $11,492,262
                                                                                       ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                                 $3,388,522   $3,090,474
  Customer deposits                                                                       1,751,506    1,603,735
  Accrued expenses and other current liabilities                                          2,677,648    1,804,067
  Revolving line of credit facility                                                         250,000            -
  Income taxes payable                                                                       37,000       37,000
  Cumulative Preferred Stock dividends payable                                               11,318       11,318
  Current portion of long-term debt                                                          27,891       59,247
                                                                                       --------------------------
Total current liabilities                                                                 8,143,885    6,605,841
                                                                                       --------------------------
Long-term liabilities:
  Revolving line of credit facility                                                       2,213,430    3,348,188
  Long-term debt                                                                                  -       12,715
  Deferred rent                                                                             555,547      520,935
                                                                                       --------------------------
Total long-term liabilities                                                               2,768,977    3,881,838
                                                                                       --------------------------
Commitments and contingencies
Shareholders' equity:
  8% Cumulative Convertible Series B Preferred Stock, par value $1,000 per  share;
  authorized 4,350 shares; issued and outstanding 4,350 shares (aggregate
  liquidation preference-$4,350,000)                                                      4,350,000            -
  Common Stock, par value $.01 per share; authorized 30,000,000 shares;
    issued and outstanding; 998,667-2007 and 998,771-2006 shares                              9,987        9,988
  Additional paid-in capital                                                              8,082,473    8,737,164
  Accumulated deficit                                                                   (11,877,597)  (7,742,569)
                                                                                       --------------------------
Total shareholders' equity                                                                  564,863    1,004,583
                                                                                       --------------------------
Total liabilities and shareholders' equity                                              $11,477,725  $11,492,262
                                                                                       ==========================
(1)Derived from the audited balance sheet at October 28, 2006.

See accompanying notes to financial statements.

                                                        4

                                                      Harvey Electronics, Inc.
                                                 Statement of Shareholders' Equity
                                                            (Unaudited)

                                                PREFERRED STOCK        COMMON STOCK        ADDITIONAL                    TOTAL
                                              -----------------------------------------     PAID-IN     ACCUMULATED  SHAREHOLDERS'
                                              SHARES     AMOUNT       SHARES     AMOUNT      CAPITAL      DEFICIT        EQUITY
                                              ------------------------------------------------------------------------------------
Balance at October 28, 2006                        -    $        -    998,771   $ 9,988    $ 8,737,164 $ (7,742,569)  $ 1,004,583

  Net loss for the period                          -             -          -         -              -   (3,886,457)   (3,886,457)
  Issuance of 8% Series B Preferred Stock      4,350    $4,350,000          -         -              -            -     4,350,000
  Transaction fees relating to the Private         -             -          -         -     (1,158,278)           -    (1,158,278)
Placement
  Stock based compensation                         -             -          -         -        255,237            -       255,237
  Preferred Stock dividend                         -             -          -         -        248,571     (248,571)            -
  Fractional shares relating to reverse stock
    split                                          -             -       (104)       (1)          (221)           -          (222)
                                              ------------------------------------------------------------------------------------
BALANCE AT JULY 28, 2007                       4,350    $4,350,000    998,667   $ 9,987    $ 8,082,473 $(11,877,597)  $   564,863
                                              ====================================================================================



See accompanying notes to financial statements.

                                                                 5

                                     Harvey Electronics, Inc
                                     Statements of Cash Flows
                                           (Unaudited)
                                                                       THIRTY-NINE     Thirty-nine
                                                                       WEEKS ENDED     Weeks Ended
                                                                      JULY 28, 2007   July 29, 2006
                                                                    ---------------------------------
OPERATING ACTIVITIES
Net loss                                                                ($3,886,457)    ($2,180,473)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                           551,772         543,882
    Deferred tax expense                                                          -       1,350,000
    Stock based compensation                                                255,237               -
    Straight-line impact of rent escalations                                 34,612          18,280
    Miscellaneous                                                             5,936           9,455
    Changes in operating assets and liabilities:
      Accounts receivable                                                   420,637          36,857
      Inventories                                                           498,317         593,033
      Prepaid expenses and other current assets                            (116,542)         93,107
      Trade accounts payable                                                298,048        (133,339)
      Customer deposits                                                     147,771        (125,828)
      Accrued expenses and other current liabilities and income taxes       755,443         167,255
                                                                        ----------------------------
Net cash (used in) provided by operating activities                      (1,035,226)        372,229
                                                                        ----------------------------
INVESTING ACTIVITIES
Purchases of property and equipment excluding
  Internet website development                                             (110,303)       (161,124)
Internet website development                                                (50,000)              -
Purchases of intangible assets- software                                   (141,794)         (9,031)
Purchases of other assets                                                         -        (379,343)
Security deposits-net                                                             -           8,844
                                                                        ----------------------------
Net cash used in investing activities                                      (302,097)       (540,654)
                                                                        ----------------------------
FINANCING ACTIVITIES
Borrowings from revolving credit facility                                26,042,072      31,195,703
Payments on revolving credit facility                                   (26,926,830)    (30,743,006)
Proceeds from private placement                                           4,000,000               -
Transaction fees relating to Private Placement                             (515,330)       (189,904)
Fees relating to the refinancing of the credit facility                     (65,143)              -
Preferred Stock dividends paid                                                    -         (50,581)
Principal payments on note payable                                          (44,071)        (41,287)
                                                                        ----------------------------
Net cash provided by financing activities                                 2,490,698         170,925
                                                                        ----------------------------
Increase in cash and cash equivalents                                     1,153,375           2,500
Cash and cash equivalents at beginning of period                             16,400          16,400
                                                                        ----------------------------
Cash and cash equivalents at end of period                               $1,169,775         $18,900
                                                                        ============================
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                              $437,000        $262,000
                                                                        ============================
Taxes paid                                                                        -          $5,000
                                                                        ============================
See accompanying notes to financial statements.

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

SUBSEQUENT TO THE FILING OF THE COMPANY'S FORM 10Q DATED SEPTEMBER 17, 2007 FOR THE THIRTY-NINE AND THIRTEEN WEEKS ENDED JULY 28, 2007, MANAGEMENT IDENTIFIED AN INADVERTENT ADMINISTRATIVE ERROR IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE COMPANY'S THIRD QUARTER ENDED JULY 28 2007, RESULTING FROM A SPREAD SHEET CALCULATION ERROR. THIS ERROR DID NOT AFFECT THE RESULTS OF OPERATIONS FOR THE THIRTY-NINE WEEK PERIOD AND NO CHANGES WERE MADE FOR THIS PERIOD. THE AMOUNT ORIGINALLY REPORTED FOR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THIRD QUARTER OF FISCAL 2007 WAS $3,595,719 WHERE THE CORRECT AMOUNT SHOULD HAVE BEEN $4,004,159. THIS ERROR UNDERSTATED THE THIRD QUARTER LOSS BY $408,440. AS A RESULT, THE COMPANY FILED THIS AMENDED FORM 10QA AND RESTATED THE STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 28, 2007. THE ADJUSTED THIRD QUARTER NET LOSS WAS INCREASED TO $2,245,793 FROM $1,837,353. THE NET LOSS FOR THE NINE MONTH PERIOD ENDED JULY 28, 2007 WAS UNCHANGED AT $3,886,457. ALL RELEVANT DISCLOSURE WAS UPDATED ACCORDINGLY IN THIS AMENDED FORM 10QA.

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

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

The preparation of the unaudited interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and does not believe that any change in those assumptions would have a significant effect on the financial position or results of operations. Actual results could differ from those estimates and assumptions.

The Company's fiscal year ends the Saturday closest to October 31, and can consist of either a 52- or 53-week year. Fiscal 2007 and 2006 are both 52-week years. The thirty-nine and thirteen-week periods, discussed in this Form 10QA, may be referred to as nine and three month periods, respectively.

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

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

Major components of selling general and administrative expenses include payroll related expenses, advertising expense, occupancy costs, professional fees, truck expenses, warehouse costs, distribution costs, insurance expense, depreciation expense and credit card fees. Cost of equipment sold includes inventory shrink, purchase discounts from its vendors and freight costs. The Company's computation of cost of equipment sales and gross profit may not be comparable to other reporting electronics retailers as other entities may include the costs relating to warehousing and distribution networks.

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

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

As the Convertible Debentures replaced Webster's credit facility and will mature August 22, 2010 and do not include a subjective acceleration clause in accordance with EITF 95-22, the Company classified the balance outstanding, at July 28, 2007 ($2,213,000) under the Webster credit facility as a long-term liability, except $250,000 which represented the principal amounts due in twelve months under the Convertible Debentures. This amount was classified as a current liability.

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

The  following  represents   the  gross  amounts  of  advertising  expenditures,
cooperative advertising reimbursements and net advertising expense for the periods reported:

                           Thirty-Nine Weeks Ended      Thirteen Weeks Ended
                           -----------------------      --------------------
                           JULY 28,    July 29,         JULY 28,    July 29,
                             2007        2006             2007        2006
                           --------    --------         --------    --------
Gross Advertising
   Expenditures            $1,281,000    $1,640,000    $219,000      $500,000
Cooperative Advertising
   Reimbursements          (1,051,000)   (1,360,000)   (200,000)     (380,000)
Reduction of Cost of Sales    958,000             -     200,000             -
                           ---------------------------------------------------
Net Advertising Expense    $1,188,000    $  280,000    $219,000      $120,000
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

The following table sets forth the computation of basic and diluted loss per share for the periods presented pursuant to SFAS No. 128.

                                                          Thirty-nine Weeks Ended             Thirteen Weeks Ended
                                                       July 28, 2007   July 29, 2006     July 28, 2007     July 29, 2006
                                                       -------------   -------------     -------------     ------------
                                                                                        (AS RESTATED)
Numerator:
Net loss                                               $(3,886,457)    $(2,180,473)      $(2,245,793)      $(2,174,280)
Dividends on convertible preferred stock                  (248,571)        (37,831)          (87,000)          (12,750)
                                                          ---------        --------          --------          --------
Numerator for basic loss  per share-loss
  attributable to common shareholders                   (4,135,028)     (2,218,304)       (2,332,793)       (2,187,030)
Effect of dilutive securities:
  Dividends on convertible preferred stock                       -               -                 -                 -
                                                      ------------------------------    --------------    --------------
Numerator for diluted  loss per share - loss
  available to common shareholders after
  assumed conversion                                   $(4,135,028)    $(2,218,304)      $(2,332,793)      $(2,187,030)
                                                      ------------------------------------------------------------------
Denominator:
Denominator for basic  loss per share -
  weighted average shares outstanding during
  the period                                               998,667         877,146           998,667           877,146

Effect of dilutive securities:
  Stock options                                                  -               -                 -                 -
  Convertible preferred stock                                    -               -                 -                 -

Denominator for diluted  loss per share -
  adjusted weighted average shares and
  assumed conversions                                      998,667         877,146           998,667           877,146
                                                           =======         =======           =======           =======
Basic net loss  per share                                     $(4.14)         $(2.53)           $(2.34)           $(2.49)
                                                              =======         =======           =======           =======
Diluted net loss per share                                    $(4.14)         $(2.53)           $(2.34)           $(2.49)
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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

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

In the third quarter of fiscal 2007, the Company also granted 100,000 free-standing non-qualified stock options to its new Interim Chief Executive Officer at an excise price of $4.00 per share. These options are exercisable through May 31, 2008 (see Note 12). In the second quarter of fiscal 2007, the Company granted 62,500 incentive stock options, which were all exercisable to its previous Interim Chief Executive Officer at an exercise price of $4.00 per

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

share. In the third quarter, the Company granted an additional 12,500 incentive stock options to its previous Interim Chief Executive Officer at an exercisable price of $4.00 per share.

These options were granted by the Company's Compensation and Stock Option Committee and are exercisable at between three and ten years from the date of grant. No stock options had been granted from fiscal 2002 to January 27, 2007.

A summary of stock option transactions is as follows for the nine months ended July 28, 2007:


                                       Weighted       Weighted
                                        Average        Average     Aggregate
                         Number of   Exercise Price   Remaining     Intrinsic
                          Shares        Per Share   Contract Term    Value
                         -------------------------------------------------------

Options outstanding at
October 28, 2006         205,525        $5.732         4.02           -
Options granted          175,000          4.00         3.00           -
Exercised                    -              -           -             -
Canceled                 (59,375)         3.11          -             -
                          ------------------------------------------------------
OPTIONS OUTSTANDING
   AT JULY 28, 2007      321,150         $5.09         2.94           -
                          ------------------------------------------------------
OPTIONS EXERCISABLE
   AT JULY 28, 2007      221,150         $5.09         2.02           -
                          ------------------------------------------------------

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

The revised Statement required entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The adoption of this pronouncement had no impact on the Company's financial position or results of operations prior to the second quarter of fiscal 2007 as no stock options were granted, and no previously issued stock options vested in fiscal 2005 or fiscal 2006. In the second and third quarters of fiscal 2007, the fair value of the 75,000 stock option granted, which fully vested on the date of grant, aggregated $30,000 and were charged to compensation expense with a corresponding credit to additional paid-in capital. In the third quarter of fiscal 2007, the fair value of the 100,000

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

stock options granted, which vest over a period of twelve months from the date of the grant, aggregated $8,000 as vested through July 28, 2007, and were charged to compensation expense and a corresponding credit to additional paid-in capital.

In the first quarter of fiscal 2007, the Company's new Board of Directors elected to maintain the original terms of 20,000 stock options relating to two exiting directors, which would have expired on February 10, 2007. This modification in terms resulted in compensation expense of $16,000 with a corresponding charge to additional paid in capital in the first quarter.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 which it will adopt at the beginning of Fiscal 2008.

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

SUBSEQUENT TO THE FILING OF THE COMPANY'S FORM 10Q DATED SEPTEMBER 17, 2007 FOR THE THIRTY-NINE AND THIRTEEN WEEKS ENDED JULY 28, 2007, MANAGEMENT IDENTIFIED AN INADVERTENT ADMINISTRATIVE ERROR IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE COMPANY'S THIRD QUARTER ENDED JULY 28 2007, RESULTING FROM A SPREAD SHEET CALCULATION ERROR. THIS ERROR DID NOT AFFECT THE RESULTS OF OPERATIONS FOR THE THIRTY-NINE WEEK PERIOD AND NO CHANGES WERE MADE FOR THIS PERIOD.

THIRTY-NINE AND RESTATED THIRTEEN WEEKS ENDED JULY 28, 2007 AS COMPARED TO THIRTY-NINE AND THIRTEEN WEEKS ENDED JULY 29, 2006.

NET LOSS. The Company's pre-tax loss for the thirty-nine weeks ended July 28, 2007 was $3,886,000 as compared to a pre-tax loss of $830,000 for the same period last year. The Company's net loss for the thirty-nine weeks ended July 28, 2007 was $3,886,000 as compared to a net loss of $2,180,000 for the same period last year.

The Company reported a pre-tax loss of $2,246,000 for its third quarter ended July 28, 2007, as compared to a pre-tax loss of $824,000 for the same quarter last year. The net loss for the third quarter of fiscal 2007 was $2,246,000 as compared to a net loss of $2,174,000 for the same quarter last year.

The Company's net loss for the nine and three months ended July 28, 2007, as well as the third quarter ended July 29, 2006, was due primarily from reduced comparable store sales, as discussed below. Management believes that reduced advertising expenditures during these periods also negatively impacted net sales and store profitability.

It should be noted that in the third quarter of fiscal 2007, the Company recorded to expense approximately $1,192,000 of costs relating to the abandoned

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

acquisition of Myer-Emco. Without this charge to expense, the net loss for the third quarter would have been approximately $1,054,000.

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

The following is a reconciliation of the Company's net loss to the non-GAAP measure of EBITDA:

                             THIRTY-NINE WEEKS ENDED                 THIRTEEN WEEKS ENDED
                         JULY 28, 2007    July 29, 2006        JULY 28, 2007      July 29, 2006
                         -------------    -------------        -------------      -------------
                                                               (AS RESTATED)
                                                               -------------
Net loss                 $(3,886,000)      $(2,180,000)         $(2,246,000)         $(2,174,000)

Add back:
Interest expense             434,000           273,000              190,000              101,000
Income tax expense                 -         1,350,000                    -            1,350,000
Depreciation and
  amortization               552,000           544,000              175,000              181,000
                             -------           -------              -------              -------
EBITDA                   $(2,900,000)         $(13,000)         $(1,881,000)           $(542,000)
                         ============         =========         ============           ==========

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

The Company's net loss for the first nine months of fiscal 2007 and 2006 included net advertising expense of $1,188,000 and $280,000, respectively. The Company's net loss for the third quarter of fiscal 2007, and 2006 included net advertising expense of $219,000 and $120,000, respectively.

The Company's advertising expenditures for the first nine months of fiscal 2007 decreased by 22% to approximately $1,281,000 as compared to $1,640,000 for the same period last year. Advertising expenditures for the third quarter of fiscal 2007 decreased by 56.6% to $219,000 as compared to $500,000 for the same quarter last year.

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

During the first nine months and third quarter of fiscal 2007, the Company has experienced a decline in its audio and video sales. While the Company's labor income and custom installation business remained strong, retail store traffic and retail sales declined in the first nine months and third quarter of fiscal 2007.

During the first nine months of fiscal 2007, and particularly during the holiday shopping season, the consumer electronics industry experienced frenzied price promotions (reductions) on the prices of flat panel televisions by the mass merchants, and from existing competing video vendors together with new retailers entering the category. As a result, the Company's overall flat panel sales in dollars decreased by 32.1% and unit sales declined by 22%. The Company experienced further price compression on flat panel televisions of 16% for the first nine months of fiscal 2007.

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

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

Selling, general and administrative ("SG&A") expenses for the first nine months of fiscal 2007 increased by 4% to $12,871,000 as compared to the same period last year. SG&A for the third quarter of fiscal 2007 increased by 1.2% to $4,004,000 as compared to the same quarter last year.

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

While net advertising expense has increased, gross advertising expenditures have declined for the three and nine months of the current fiscal year as compared to the prior year. Gross advertising expenditures for nine months totaled $ 1,281,000 a decline of nearly $359,000 or approximately 22% from the $1,640,000 spent in the same period last year. For the three months ended July 2007, gross advertising expenditures were $219,000, a decline of $281,000 or approximately 56.2% from the $500,000 spent for the same period last year. Net advertising expense for the first nine months of fiscal 2007, which is included in SG&A expenses in the Company's Statements of Operations increased to $1,188,000 from $280,000 for the same period last year. Net advertising expense for the third quarter of fiscal 2007 increased to $219,000 from $120,000 for the same quarter last year. This increase was primarily related to certain promotional allowances received from vendors that were previously recorded as a reduction of advertising expense, now recorded as a reduction of cost of goods sold and inventory. Additionally, the increase was due to a decline in cooperative advertising support from the Company's vendors.

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

costs) from the sale of a new 8% Series B Convertible Preferred Stock. These funds were used to support advertising, to fund the costs associated with the Myer-Emco acquisition that was subsequently abandoned, to fund the costs relating to the Company's computer conversion and to reduce the Webster credit facility.

The Company replaced its existing computer system in November 2006. The project cost is estimated at $750,000 - $800,000. At July 28, 2007, the unpaid costs to complete the project are estimated at $50,000 - $75,000. These costs will be financed using the funds available from the issuance of the Convertible Debentures.

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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

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

Management  believes  that cash on hand,  cash  available  from  the  successful
Private  Placement,  cash  flow  from  operations,,    funds  made
available through the issuance of the $4.0 Convertible Debentures and the funds to be received from the additional issuance of $2.0 in Convertible Debentures, is expected to be sufficient to meet the Company's anticipated working capital needs for at least the next twelve-month period.


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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

SUBSEQUENT TO THE FILING OF THE COMPANY'S FORM 10Q DATED SEPTEMBER 17, 2007 FOR THE THIRTY-NINE AND THIRTEEN WEEKS ENDED JULY 28, 2007, MANAGEMENT
IDENTIFIED AN INADVERTENT ADMINISTRATIVE ERROR IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE COMPANY'S THIRD QUARTER ENDED JULY 28 2007, RESULTING FROM A SPREAD SHEET CALCULATION ERROR. THIS ERROR DID NOT AFFECT THE RESULTS OF OPERATIONS FOR THE THIRTY-NINE WEEK PERIOD AND NO CHANGES WERE MADE FOR THIS PERIOD. THE AMOUNT ORIGINALLY REPORTED FOR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THIRD QUARTER OF FISCAL 2007 WAS $3,595,719 WHERE THE CORRECT AMOUNT SHOULD HAVE BEEN $4,004,159. THIS ERROR UNDERSTATED THE THIRD QUARTER LOSS BY $408,440. AS A RESULT, THE COMPANY FILED THIS AMENDED FORM 10QA AND RESTATED THE STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 28, 2007. THE ADJUSTED THIRD QUARTER NET LOSS WAS INCREASED TO $2,245,793 FROM $1,837,353. THE NET LOSS FOR THE NINE MONTH PERIOD ENDED JULY 28, 2007 WAS UNCHANGED AT $3,886,457. ALL RELEVANT DISCLOSURE WAS UPDATED ACCORDINGLY IN THIS AMENDED FORM 10QA.

Under  the  supervision   and   with  the  participation  of  the  Company's
Management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Interim Chief Executive Officer and Chief Financial Officer identified the material weakness defined above which caused Management to conclude that the Company's disclosure controls and procedures were not effective with respect to the calculation of the quarterly results for the three months ended July 28, 2007, due to a spreadsheet calculation error, as of the end of the period covered by this Report (July 28, 2007), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REMEDIATION

MANAGEMENT HAS CORRECTED THE STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED JULY 28, 2007 AND ALL RELATED DISCLOSURES AND DISCUSSED THIS MATTER WITH THE AUDIT COMMITTEE CHAIRMAN. TO REMEDIATE THE WEAKNESS IN OUR DISCLOSURE CONTROLS, MANAGEMENT HAS ADDED AN ADDITIONAL COMPUTATIONAL CHECK TO OUR FUTURE SPREADSHEET CALCULATIONS TO ENSURE MATHEMATICAL ACCURACY OF THE QUARTERLY RESULTS.

CHANGES IN INTERNAL CONTROLS

THERE WERE NO OTHER REQUIRED CHANGES IN THE COMPANY'S INTERNAL CONTROLS.

As noted above, the Securities and Exchange Commission has extended the compliance dates for non-accelerated filers, pursuant to 404 of the Sarbanes-Oxley Act of 2002. The Company will further evaluate its implementation plan in fiscal 2007 to meet its compliance requirements for fiscal 2008.

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)


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

                              Harvey Electronics, Inc.
                         Notes to Financial Statements
                                 July 28, 2007
                                  (Unaudited)


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 27, 2007.

                         Harvey Electronics, Inc.

                         By:/s/Michael E. Recca
                            -------------------
                            Michael E. Recca
                            Interim Chief Executive Officer

                         By:/s/Joseph J. Calabrese
                            ----------------------
                            Joseph J. Calabrese
                            Executive Vice President, Chief Financial Officer, Treasurer & Secretary